Form 10-Q
period 2014-03-31
City Office REIT, Inc.
filed 2014-05-23
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland (State or other jurisdiction of incorporation)	98-1141883 (IRS Employer Identification No.)

1075 West Georgia Street

Suite 2600

Vancouver, BC

V6E 3C9

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 806-3366

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 21, 2014 was 6,582,150.

CITY OFFICE REIT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

City Office REIT, Inc.

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalent	$1,000	$1,000

Total assets	$1,000	$1,000

Stockholders’ Equity
Common stock, $0.01 par value, 100,000 shares authorized, 1,000 shares issued and outstanding	$10	$10
Additional paid in capital	990	990

Total stockholders’ equity	$1,000	$1,000

See accompanying notes to condensed balance sheet.

CITY OFFICE REIT, Inc.

Notes to Condensed Balance Sheet

(Unaudited)

1. Organization

City Office REIT, Inc. (the “Company”) was organized in the state of Maryland on November 26, 2013. On April 21, 2014, the Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to City Office REIT Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), in exchange for common units in our Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2014. Subject to qualification as a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company qualifies as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the Securities and Exchange Commission (the “SEC”). The Company has elected to opt out of such extended transition period. This election is irrevocable.

2. Initial Public Offering and Formation Transactions

The Company’s operations will be carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and Formation Transactions.

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of our common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $62.7 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.7 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds to us of approximately $9.8 million resulting in net proceeds to us of $9.1 million after deducting approximately $0.7 million in underwriting discounts. The Company’s common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership utilized a portion of the net proceeds of the IPO to pay fees in connection with the assumption of the indebtedness, pay expenses incurred in connection with the IPO and Formation Transactions and repay loans that were made to several of the contributing entities by certain investors in such entities. The remaining funds are expected to be used for general working capital purposes and to fund potential future acquisitions.

Pursuant to the Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,251,903 common units, 1,610,765 common stock and $28.5 million of cash.

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, extinguished the loan on the Central Fairwinds property and completed a refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.

The accompanying balance sheet of the Company does not reflect the IPO or the Formation Transactions completed on April 21, 2014.

3. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited balance sheet has been prepared by management in accordance with United States generally accepted accounting principles. In the opinion of management, this unaudited balance sheet reflects all adjustments, consisting solely of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s financial position for the interim period presented. The Company did not have any operations from the date of formation to March 31, 2014.

Offering Costs

Costs related to the IPO and Formation Transactions paid by the Company’s predecessor were reimbursed from the proceeds of the IPO.

4. Subsequent Events

As discussed in Note 2, the Company completed the IPO and Formation Transactions on April 21, 2014 and repaid approximately $101.0 million of outstanding indebtedness on four properties upon closing.

On April 21, 2014, the Company, through its Operating Partnership, entered into a new $11.0 million senior secured revolving credit facility which remains undrawn. The revolving credit facility bears an interest rate of LIBOR plus 2.75%.

On April 29, 2014, the Company, through its Operating Partnership, completed a $25.4 million refinancing of the AmberGlen property. The loan bears an interest rate of 4.38% and matures on May 1, 2019.

On May 21, 2014, the Company, through its Operating Partnership agreed to acquire a property in Denver, Colorado for $25.1 million.

City Office REIT, Inc. Predecessor

Condensed Combined Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate properties, cost
Land	$55,909,525	$30,164,513
Building and improvement	78,819,693	62,908,338
Tenant improvement	19,144,019	14,590,971
Furniture, fixtures and equipment	198,114	198,114

	154,071,351	107,861,936
Accumulated depreciation	(9,266,078)	(7,735,450)

	144,805,273	100,126,486

Investments in unconsolidated entity	—	4,337,899
Cash and cash equivalents	6,528,607	7,127,764
Restricted cash	8,465,389	7,368,124
Rents receivable, net	5,526,962	4,680,284
Deferred financing costs, net of accumulated amortization	4,019,764	1,167,666
Deferred leasing costs, net of accumulated amortization	2,246,430	2,302,841
Acquired lease intangibles assets, net	24,105,435	13,751,563
Prepaid expenses and other assets	646,913	296,572
Deferred offering costs	3,395,712	1,830,950

Total Assets	$199,740,485	$142,990,149

Liabilities and Equity
Liabilities:
Mortgage loans payable	$159,388,640	$109,916,430
Accounts payable and accrued liabilities	5,557,301	2,347,999
Deferred rent	910,833	1,488,618
Tenant rent deposits	1,483,427	1,361,641
Acquired lease intangibles liability, net	393,389	167,346

Total Liabilities	167,733,590	115,282,034

Commitments and Contingencies (Note 9)
Equity:
Owners’ equity	31,066,081	26,624,375
Noncontrolling interests	940,814	1,083,740

Total Equity	32,006,895	27,708,115

Total Liabilities and Equity	$199,740,485	$142,990,149

See accompanying notes to the condensed combined financial statements.

City Office REIT, Inc. Predecessor

Condensed Combined Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$7,236,758	$2,896,233
Expense reimbursement	450,043	288,236
Other	295,660	199,793

Total Revenues	7,982,461	3,384,262

Operating Expenses:
Property operating expenses	2,304,462	952,835
Insurance	152,858	111,117
Property taxes	461,104	306,385
Property acquisition costs	806,344	—
Property management fees	207,617	122,219
Depreciation and amortization	3,159,977	1,123,980

Total Operating Expenses	7,092,362	2,616,536

Operating income	890,099	767,726
Interest expense, net	3,161,414	943,773

	(2,271,315)	(176,047)
Gain on equity investment	4,474,644	—
Equity in income of unconsolidated entity	—	99,337

Net Income/(Loss)	2,203,329	(76,710)
Net Loss Attributable to Noncontrolling Interests	9,926	13,719

Net Income/(Loss) Attributable to Predecessor	$2,213,255	$(62,991)

See accompanying notes to the condensed combined financial statements.

City Office REIT, Inc. Predecessor

Condensed Combined Statements of Changes in Equity

	Owners	Noncontrolling Interests	Total
Balance—January 1, 2013	$6,149,404	$(139,542)	$6,009,862
Contributions	26,107,313	1,365,000	27,472,313
Distributions	(1,499,417)	(97,350)	(1,596,767)
Net loss	(4,132,925)	(44,368)	(4,177,293)

Balance—December 31, 2013	26,624,375	1,083,740	27,708,115
Contributions	3,575,451	20,000	3,595,451
Distributions	(1,347,000)	(153,000)	(1,500,000)
Net income	2,213,255	(9,926)	2,203,329

Balance—March 31, 2014 (Unaudited)	$31,066,081	$940,814	$32,006,895

See accompanying notes to the condensed combined financial statements.

City Office REIT, Inc. Predecessor

Condensed Combined Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$2,203,329	$(76,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,159,977	1,123,980
Amortization of deferred financing costs	992,167	118,985
Amortization of above/below market leases	123,824	97,242
Gain on equity investment	(4,474,644)	—
Increase in straight-line rent	(709,074)	(482,785)
Equity in income of unconsolidated entity	—	(99,337)
Changes in non-cash working capital:
Restricted cash	(1,097,265)	(1,066,163)
Rents receivable, net	(52,927)	(91,210)
Prepaid expenses and other assets	(350,341)	219,535
Accounts payable and accrued liabilities	1,751,192	221,637
Deferred rent	(577,785)	180,431
Tenant rent deposits	121,786	2,289

Net Cash Provided By Operating Activities	1,090,239	147,894

Cash Flows to Investing Activities:
Additions to real estate properties	(320,264)	(1,150,308)
Acquisition of real estate, net of cash assumed	(12,020,893)	—
Deferred leasing cost	(64,927)	(64,208)

Net Cash Used In Investing Activities	(12,406,084)	(1,214,516)

Cash Flows from Financing Activities:
Debt issuance cost	(3,844,265)	—
Proceeds from mortgage loans payable	50,000,000	830,541
Repayment of mortgage loans payable	(36,527,790)	—
Owners’ contributions	2,568,743	—
Contributions from noncontrolling interests	20,000	—
Owners’ distributions	(1,347,000)	—
Distributions to holders of noncontrolling interests in combined subsidiaries	(153,000)	—

Net Cash Provided By Financing Activities	10,716,688	830,541

Net Decrease in Cash and Cash Equivalents	(599,157)	(236,081)
Cash and Cash Equivalents, Beginning of Period	7,127,764	3,106,616

Cash and Cash Equivalents, End of Period	$6,528,607	$2,870,535

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,957,245	$1,026,019

See accompanying notes to the combined financial statements.

City Office REIT, Inc. Predecessor

Notes to Condensed Combined Financial Statements

(Unaudited)

1. Organization and Description of Business

City Office REIT, Inc. Predecessor (the “Predecessor”) represents the combination of the six properties outlined below (the “Properties”). The Predecessor does not represent a legal entity. The Predecessor and its related assets and liabilities are under common control and were contributed to a newly formed entity, City Office REIT Operating Partnership, L.P., (the “Operating Partnership”) in connection with the initial public offering (the “IPO”) of City Office REIT, Inc. (the “Company”) on April 21, 2014.

As at March 31, 2014, the Properties include:

City Center: The Predecessor holds a 90% interest in a property in St. Petersburg, Florida, acquired in December 2010.

Central Fairwinds: The Predecessor holds a 90% interest in a property in Orlando, Florida, acquired in May 2012.

AmberGlen: The Predecessor holds an 85% interest in a Limited Partnership that owns a property in Portland, Oregon, acquired in December 2009.

Washington Group Plaza: The Predecessor holds an 89.9% interest in a property in downtown Boise, Idaho, acquired in June 2013.

Corporate Parkway: The Predecessor holds a 100% interest in a property in Allentown, Pennsylvania, acquired in May 2013.

Cherry Creek: The Predecessor holds a 100% interest in a property in Denver, Colorado. The Predecessor originally acquired a 42.3% interest in July 2011 and acquired the remaining 57.7% interest in January 2014.

The Company is a Maryland corporation formed on November 26, 2013. The Company is the sole general partner of the Operating Partnership and conducted no operations prior to the IPO.

Initial Public Offering and Formation Transactions

The Company’s operations will be carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of our common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $62.7 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.7 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds to us of approximately $9.8 million resulting in net proceeds to us of $9.1 million after deducting approximately $0.7 million in underwriting discounts. The Company’s common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership utilized a portion of the net proceeds of the IPO to pay fees in connection with the assumption of the indebtedness, pay expenses incurred in connection with the IPO and Formation Transactions and repay loans that were made to several of the contributing entities by certain investors in such entities. The remaining funds are expected to be used for general working capital purposes and to fund potential future acquisitions.

Pursuant to the Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,251,903 common units, 1,610,765 common stock and $28.5 million of cash.

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, extinguished the loan on the Central Fairwinds property and completed a refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2014.

The accompanying condensed combined financial statements of the Predecessor do not reflect the IPO or the Formation Transactions completed on April 21, 2014.

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The Predecessor represents a combination of certain entities holding interests in real estate that are commonly controlled. Due to their common control, the financial statements of the separate entities which own the properties are presented on a combined basis. The accompanying condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany balances and transactions have been eliminated in combination.

The accompanying condensed combined financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in the accompanying condensed combined financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned condensed combined financial statements for the interim periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim financial statements should be read in conjunction with, and follow the same policies and procedures as outlined in the audited combined financial statements for the year ended December 31, 2013, included in the Company’s final prospectus dated April 14, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the combined financial statements and the reported amounts of revenues and expenses during the period. Such estimates are based on management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from management’s estimates.

3. Real Estate Investments

Acquisitions

During the three months ended March 31, 2014, the Predecessor acquired the following property:

Property	Date Acquired	Percentage Owned
Cherry Creek	January 2014	100%

The above acquisition has been accounted for as a business combination.

On January 2, 2014, the Predecessor acquired the remaining 57.7% interest it did not already own in ROC-SCCP Cherry Creek I, LP (“Cherry Creek”) for approximately $12.0 million. The acquisition was financed through a new $50 million mortgage loan, the proceeds of which were used to repay $36 million of existing debt of Cherry Creek, fund the payment of $12.0 million to the seller, pay $1.2 million of deferred financing costs and $0.8 million in transactions costs.

The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed during the three months ended March 31, 2014:

Cherry Creek
Land	$25,745,012
Building and improvements	15,771,277
Tenant Improvements	4,372,849
Acquired intangible assets	12,009,085
Accounts payable and accrued liabilities	(815,378)
Lease intangible liability	(249,409)

Fair value of assets and liabilities at acquisition	$56,833,436

The Predecessor recognized expenses relating to acquisition of $806,344 for the three months ended March 31, 2014. A gain of $4.5 million was recognized from the fair value adjustment associated with the Company’s original ownership due to a change in control, calculated as follows:

Fair value of assets and liabilities acquired	$56,833,436
Less existing mortgage in Cherry Creek	(36,000,000)

20,833,436
Less cash paid to seller	(12,020,893)

Fair value of 42.3% equity interest	8,812,543
Carrying value of investment in Cherry Creek	(4,337,899)

Gain on existing 42.3% equity interest	$4,474,644

The operating results of the acquired property since the date of acquisition have been included in the Predecessor’s combined financial statements. The following table represents the results of the property’s operations since the date of acquisition on a stand-alone basis.

Three months ended March 31, 2014
Operating revenues	$1,577,564
Operating expenses	(2,032,013)
Interest	(1,503,821)

Net loss before gain on equity investment	$(1,958,270)

The following table presents Cherry Creek’s revenues and income from continuing operations on a pro forma basis as if the Predecessor had completed the acquisition of the property as of January 1, 2013:

Three months ended March 31, 2013
Total revenues as reported by the Predecessor	$3,384,262
Plus: Cherry Creek	1,641,129

Proforma total revenues	$5,025,391

Total operating income as reported by the Predecessor	$767,132
Property acquisition costs	(806,344)
Plus: Cherry Creek	494,582

Proforma operating income	$455,370

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of March 31, 2014 and December 31, 2013 were comprised as follows:

March 31, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$3,043,031	$21,525,808	$10,792,982	$35,361,821	$(418,313)	$(138,218)	$(556,531)
Accumulated amortization	(1,453,516)	(7,594,758)	(2,208,112)	(11,256,386)	145,930	17,212	163,142

	$1,589,515	$13,931,050	$8,584,870	$24,105,435	$(272,383)	$(121,006)	$(393,389)

December 31, 2013	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$3,043,030	$14,885,115	$5,447,198	$23,375,343	$(168,904)	$(138,218)	$(307,122)
Accumulated Amortization	(1,306,326)	(6,536,311)	(1,781,143)	(9,623,780)	123,567	16,209	139,776

	$1,736,704	$8,348,804	$3,666,055	$13,751,563	$(45,337)	$(122,009)	$(167,346)

The Company has adjusted acquired lease intangibles and accounts payable and accrued liabilities as of December 31, 2013 in the amount of $649,192 to conform with the current period presentation as of March 31, 2014. There was no impact to net income resulting from this adjustment.

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows:

2014	$4,263,386
2015	5,582,229
2016	4,795,397
2017	2,345,332
2018	1,615,205
Thereafter	5,110,497

$23,712,046

5. Mortgage Loans Payable

The following table summarizes the Predecessor’s secured indebtedness as of March 31, 2014 and December 31, 2013:

Property	March 31, 2014	December 31, 2013	Interest Rate as of March 31, 2013		Maturity
City Center (1)	$22,471,320	$22,333,938	6.00%	(2)	June 2014	(3)
Central Fairwinds (4)	10,000,000	10,000,000	6.25%		October 2015
Cherry Creek(5)	49,819,016	—	5.00%		January 2016
Corporate Parkway (4)	18,808,333	19,133,333	7.25%		April 2016	(6)
AmberGlen	23,500,000	23,500,000	6.25%		July 2017	(7)
Washington Group Plaza (5)	34,789,971	34,949,159	3.85%		July 2018

Total	$159,388,640	$109,916,430

All interest rates are fixed interest rates with the exception of City Center as explained in footnote (2) below.

(1)	Interest payable monthly plus monthly principal payment of $20,000.
(2)	Interest rate is equal to a floating rate per annum equal to LIBOR plus 4%, but in no event shall the interest rate be lower than 6%.
(3)	In November 2013, the Predecessor exercised its option to extend the maturity date of the loan for a six month period. The Predecessor has one and a half year of additional extension option.
(4)	Interest only payable monthly, principal due on maturity.
(5)	Interest payable monthly plus principal based on 360 months of amortization.
(6)	With extension option of three consecutive terms of one year.
(7)	The Predecessor has the option to extend the debt to July 2022.

The scheduled principal repayments of mortgage payable as of March 31, 2014 are as follows:

2014	$24,741,702
2015	13,024,555
2016	65,127,567
2017	24,205,054
2018	32,289,762
Thereafter	—

$159,388,640

6. Fair Value of Financial Instruments

Fair Value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

Financial assets whose fair values are measured on a recurring basis consist only of an interest rate swap. The fair value of the interest rate swap is calculated based on Level 2 inputs.

As of March 31, 2014, the Predecessor had not designated its interest rate swap as a hedge. This derivative was not speculative and was used to manage the Predecessor’s exposure to interest rate movements and other identified risks, but the Predecessor elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. Summarized below is the interest rate derivative that was not designated as a cash flow hedge and the fair value of all derivative assets and liabilities as of March 31, 2014 and December 31, 2013:

					Fair Value as of
Property	Type of Instrument	Notional amount	Maturity date	Effective rate	March 31, 2014	December 31, 2013
City Center	Interest Rate Swap	$15,000,000	June 2014	6.0%	$—	$—

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Predecessor’s financial instruments approximate their fair value. The Predecessor determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Predecessor has determined that the fair value of these instruments was $138,850,000 and $88,500,000 as of March 31, 2014 and December 31, 2013, respectively. Although the Predecessor has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Property Management Fees

Five of the properties (City Center, Central Fairwinds, AmberGlen, Washington Group Plaza and Cherry Creek) engaged related parties to perform asset and property management services for a fee ranging from 1.75% to 3.5% of gross revenue.

In addition to the base property management fee of 1.75% of gross revenue or $10,000 per month paid to a related party for the property management of Washington Group Plaza, the property manager is also entitled to an additional incentive commission equal to the lesser of (a) 15% of net operating income in excess of $5 million in 2013, $5.45 million in 2014 and $5.6 million in 2015; or (b) 1% of all monthly gross revenue. The asset and management agreement has an initial term of three years and will automatically renew for successive two year periods. This agreement can be terminated by the Company or the property manager upon thirty days prior written notice to the other party.

The costs of these services, aggregating $207,617 and $122,219 for the three months ended March 31, 2014 and 2013, respectively, were recorded as property management fees on the accompanying combined statements of operations.

Deferred Offering and Financing Costs

Deferred offering and financing costs directly associated with the IPO and Formation Transactions of $1,564,762 and $2,100,000, respectively, were recorded for the three months ended March 31, 2014. The Predecessor has recorded $1,006,708 as an owners’ contribution by an entity under common control and $2,658,054 as an accrued liability during the period.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of March 31, 2014 under noncancellable operating leases for the next five years and thereafter are as follows:

2014	$21,261,225
2015	28,703,827
2016	21,985,373
2017	14,565,259
2018	11,342,441
Thereafter	56,477,035

$154,335,160

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Two state government tenants currently have the exercisable right to terminate its lease if the state does not appropriate rent in its annual budgets. The Predecessor has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 51.5% of our total future minimum lease payments as of March 31, 2014.

9. Commitments and Contingencies

Property Management Fees

Washington Group Plaza engaged a related party to perform asset and management services for base and incentive fees as discussed in Note 7.

Fees under this agreement were $79,106 for the three months ended March 31, 2014 and are recorded as management fees on the accompanying condensed combined statements of operations.

Other

The Predecessor is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties.

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, generated, released, manufactured or discharged from, on, at, under, or in a property. As such, the Predecessor may be potentially liable for costs associated with any potential environmental remediation at any of its formerly or currently owned properties.

The Predecessor believes that it is in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that it believes would have a material adverse impact on the Predecessor’s financial position or results of operations. Management is unaware of any instances in which the Predecessor would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.

The Predecessor is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2014 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Predecessor’s financial position or results of operations.

10. Subsequent Events

As discussed in Note 1, the Company completed the IPO and Formation Transactions on April 21, 2014 and repaid approximately $101.0 million of outstanding indebtedness on four properties upon closing.

On April 21, 2014, the Company, through its Operating Partnership, entered into a new $11.0 million senior secured revolving credit facility which remains undrawn. The revolving credit facility bears an interest rate of LIBOR plus 2.75%.

On April 29, 2014, the Company, through its Operating Partnership, completed a $25.4 million refinancing of the AmberGlen property. The loan bears an interest rate of 4.38% and matures on May 1, 2019.

On May 21, 2014, the Company, through its Operating Partnership agreed to acquire a property in Denver, Colorado for $25.1 million.

CITY OFFICE REIT, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma consolidated financial statements of City Office REIT, Inc. (together with its combined entities, “City Office,” the “Company,” “we,” “our” or “us”) as of and for the period ended March 31, 2014 reflect the historical results of City Office REIT Predecessor (the “Predecessor”) adjusted to give effect to the transactions outlined below are presented as if the initial public offering had occurred on March 31, 2014 for the purposes of the unaudited pro forma consolidated balance sheet and on January 1, 2014 for the purposes of the unaudited pro forma consolidated statement of operations.

•	The offering of 6,582,150 shares of our common stock, $0.01 par value per share (the “Offering”), 5,800,000 shares of which was completed on April 21, 2014 and 782,150 shares of which was completed on May 9, 2014 pursuant to the exercising of the underwriters’ over-allotment option;

•	certain related formation transactions (the “Formation Transactions”);

•	the use of proceeds from the Offering;

•	incurrence of a new $95 million non-recourse mortgage loan secured by the Cherry Creek, City Center and Corporate Parkway properties (the “New Mortgage Loan”);

•	incurrence of a new $25.4 million non-recourse mortgage loan secured by the AmberGlen property (the “Additional Loan”);

•	the acquisition of certain noncontrolling interests;

•	the incremental general and administrative expenses to be incurred to operate as a public company;

•	the annual base management fee in accordance with the advisory agreement; and

•	the redemption of certain common stock and common units in accordance with the terms of the contribution agreement related to the exercising of the underwriters’ over-allotment option.

City Office is engaged in the business of developing, owning and managing high-quality office buildings in the United States. The Predecessor was not a legal entity, but rather a combination of entities under common control.

Concurrently with the Offering, we completed the Formation Transactions, pursuant to which we acquired, through a series of contribution transactions, ownership interests in the entities that own interests in our initial properties as further detailed below.

As a result of the Formation Transactions, we own interests in our initial properties as summarized in the table below.

Property	Interest to be Acquired by Our Operating Partnership	Debt Secured By Property
Washington Group Plaza	100.0%	Existing $34.8 million mortgage loan
Cherry Creek	100.0	New Mortgage Loan
AmberGlen	76.0	New Mortgage Loan
City Center	95.0	New Mortgage Loan
Corporate Parkway	100.0	New Mortgage Loan
Central Fairwinds	90.0	New $11.0 million senior revolving credit facility

The parties retaining the noncontrolling interests in the AmberGlen, Central Fairwinds and City Center properties at the conclusion of the Formation Transactions did not receive any common units and common stock. The value of the consideration paid to each of the entities in the Second City Group in the Formation Transactions was determined according to the terms of the respective contribution agreements. Set forth in greater detail below is the consideration that the entities that controlled our Predecessor received in connection with the Formation Transactions:

•	Second City received $7,705,050 in cash in accordance with the terms of its contribution agreement. Second City used these funds and $51,153 of its own cash to acquire various noncontrolling interests and eliminate economic incentives in the initial properties as follows: $4,362,870 for the City Center property, $445,000 for the Central Fairwinds property, $250,000 for the Corporate Parkway property, and $2,698,333 for the Washington Group Plaza property.

•	Second City GP received 4,616 common units of our operating partnership, with an aggregate value of approximately $57,700 and $8,888 in cash in accordance with the terms of its contribution agreement and the exercising of the underwriters’ over-allotment option.

•	Gibralt and GCC Amberglen received an aggregate of 107,031 common units of our operating partnership, with an aggregate value of approximately $1,337,888 and approximately $11,881,075, respectively, in cash in accordance with the terms of its contribution agreement and the exercising of the underwriters’ over-allotment option. Of the total, Gibralt received 107 common units and GCC Amberglen received the balance.

•	CIO OP received 3,000,256 common units in our operating partnership with an aggregate value of approximately $37,503,200, which represents 25.4% of the total number of shares of our common stock outstanding on a fully diluted basis upon completion of the Offering and $5,776,350 in cash, in accordance with the terms of its contribution agreement and the exercising of the underwriters’ over-allotment option.

•	CIO REIT received 1,610,765 shares of our common stock with an aggregate value of approximately $20,134,563 and $3,101,188 in cash in accordance with the terms of its contribution agreement and the exercising of the underwriters’ over-allotment option.

•	Daniel Rapaport (“Rapaport”) received 140,000 common units of our operating partnership, with an aggregate value of approximately $1,750,000, in accordance with the terms of his contribution agreement with us and our operating partnership.

For each of our initial properties, the table below shows the equity interests that we and our operating partnership will acquire and dispose of in connection with the Formation Transactions.

Property	Equity Interest Acquired by the Company/Operating Partnership	Economic Interest Disposed by Second City Group	Economic Participation Interests Eliminated by Property Ownership Entity

AmberGlen (1)	• 0.001% from Gibralt US, Inc. • 88.58% from GCC Amberglen Investments LP • 3.81% from Rapaport	• GCC Amberglen Investments LP disposed 9% of its economic interest to a noncontrolling third party	• All minority interests owners’ economic participation incentives

Central Fairwinds	• 31.44% from CIO REIT Stock Limited Partnership • 58.56% from CIO OP Limited Partnership • 0.001% from Second City Capital Partners II, Limited Partnership	N/A	• All minority interests owners’ economic participation incentives

Cherry Creek	• 34.93% from CIO REIT Stock Limited Partnership • 65.07% from CIO OP Limited Partnership • 0.001% from Second City Capital Partners II, General Partnership	N/A	N/A

Property	Equity Interest Acquired by the Company/Operating Partnership	Economic Interest Disposed by Second City Group	Economic Participation Interests Eliminated by Property Ownership Entity
City Center

•     31.44% from CIO REIT Stock Limited Partnership

•     58.56% from CIO OP Limited Partnership

•     5.00% from Second City Capital Partners II, Limited Partnership

•     0.001% from Second City Capital Partners II, General Partnership

		N/A	• All minority interests owners’ economic participation incentives

Corporate Parkway	• 34.93% from CIO REIT Stock Limited Partnership • 65.07% from CIO OP Limited Partnership • 0.001% from Second City Capital Partners II, General Partnership	N/A	• All minority interests owners’ economic participation incentives

Washington Group Plaza

•     31.40% from CIO REIT Stock Limited Partnership

•     58.49% from CIO OP Limited Partnership

•     10.11% from Second City Capital Partners II, Limited Partnership after being acquired from minority interest holder

•     0.001% from Second City Capital Partners II, General Partnership

		N/A	N/A

(1)	In connection with the Formation Transactions, our operating partnership acquired a 88.58% limited partnership interest from GCC Amberglen, a 3.81% limited partnership interest from Rapaport and a 0.001% limited partnership interest from Gibralt in the AmberGlen property. GCC Amberglen transferred a 9% economic participation interest in the AmberGlen property to a noncontrolling interest owner of the AmberGlen property (who previously had a majority position in a prior 15% economic participation interest in the AmberGlen property) to eliminate any additional incremental economic participation rights held by the noncontrolling interest owner. After giving effect to these transactions, our operating partnership owns a 92.39% limited partnership interest, which equals a 76% economic interest, in the property.

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of our common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $62.7 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.7 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds to us of approximately $9.8 million resulting in net proceeds to us of $9.1 million after deducting approximately $0.7 million in underwriting discounts. The net proceeds from the Offering were contributed to our Operating Partnership in exchange for 6,582,150 common units.

You should read the information below along with all other financial information and analysis presented in this Quarterly Report on Form 10-Q, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Predecessor combined financial statements and related notes included elsewhere in this document and included in the Company’s final prospectus dated April 14, 2014. The unaudited pro forma consolidated financial statements are not necessarily indicative of the actual financial position of City Office as of March 31, 2014 or the actual results of operations for the three month period ended March 31, 2014, nor are they indicative of the results of operations for future periods. The unaudited pro forma adjustments and eliminations are based on available information and upon assumptions management believes are reasonable.

City Office REIT, Inc.

Pro Forma Consolidated Balance Sheet

As of March 31, 2014

(Unaudited)

	City Office REIT, Inc.	Predecessor (A)	Central Fairwinds Earn Out (B)	Distribution of Excess Working Capital (C)	Pro Forma Before Offering	Net Proceeds from Offering (D)	Use of Proceeds			Other Pro Forma Adjustments		Company Pro Forma
							Acquisition of Noncontrolling Interest (E)	Debt Transaction (F)	Distribution to Predecessor Members (G)
Assets
Real estate properties, net	$—	$144,805,273	$—	$—	$144,805,273	$—	$—	$—	$—	$—		144,805,273
Investments in unconsolidated entity	—	—	—	—	—	—	—	—	—	—		—
Cash and cash equivalents	1,000	6,528,607	—	1,172,722	7,702,329	71,804,215	(9,431,203)	(6,587,984)	(23,300,690)	—		40,186,667
Restricted cash	—	8,465,389	—	(3,496,699)	4,968,690	—	—	—	—	—		4,968,690
Rents receivable, net	—	5,526,962	—	—	5,526,962	—	—	—	—	—		5,526,962
Deferred financing costs, net	—	4,019,764	—	—	4,019,764	—	—	(1,646,503)	—	—		2,373,261
Deferred leasing costs, net		2,246,430	—	—	2,246,430	—	—	—	—	—		2,246,430
Acquired lease intangible assets, net	—	24,105,435	—	—	24,105,435	—	—	—	—	—		24,105,435
Prepaid expenses and other assets	—	646,913	—	—	646,913	—	—	—	—	—		646,913
Deferred offering costs	—	3,395,712	—	—	3,395,712	(3,395,712)	—	—	—	—		—

Total Assets	$1,000	$199,740,485	$—	$(2,323,977)	$197,417,508	$68,408,503	$(9,431,203)	$(8,234,487)	$(23,300,690)	$—		224,859,631

Liabilities and Equity
Liabilities:
Mortgage loans payable	$—	$159,388,640	$—	$—	159,388,640	$—	$—	$(4,198,669)	$—	$—		155,189,971
Accounts payable and accrued liabilities	—	5,557,301	—	—	5,557,301	—	—	—	—	—		5,557,301
Deferred rent		910,833	—	—	910,833	—	—	—	—	—		910,833
Tenant rent deposits	—	1,483,427	—	—	1,483,427	—	—	—	—	—		1,483,427
Acquired lease intangible liabilities, net	—	393,389	—	—	393,389	—	—	—	—	—		393,389
Other liabilities	—	—	6,000,000	—	6,000,000	—	—	—	—	—		6,000,000

Total Liabilities	—	167,733,590	6,000,000	—	173,733,590	—	—	(4,198,669)	—	—		169,534,921
Commitments and Contingencies
Equity:
Common stock and additional paid in capital	1,000	—	—	—	1,000	71,804,215	—	—	(10,029,116)	(1,695,993	) (H)	60,080,106

Total Stockholder Equity	1,000	—	—	—	1,000	71,804,215	—	—	(10,029,116)	(1,695,993)		60,080,106
Predecessor equity	—	31,066,081	(6,000,000)	(1,826,173)	23,239,908	(3,395,712)	(7,871,855)	(3,820,727)	(16,003,803)	7,852,189	(H)	—
Noncontrolling interests in operating partnership	—	—	—	—	—	—	—	—	2,732,229	(6,156,196	) (H)	(3,423,967)
Noncontrolling interests in properties	—	940,814	—	(497,804)	443,010	—	(1,559,348)	(215,091)	—	—		(1,331,429)

Total Equity	1,000	32,006,895	(6,000,000)	(2,323,977)	23,683,918	68,408,503	(9,431,203)	(4,035,818)	(23,300,690)	—		55,324,710

Total Liabilities and Equity	$1,000	$199,740,485	$—	$(2,323,977)	$197,417,508	$68,408,503	$(9,431,203)	$(8,234,487)	$(23,300,690)	$—		224,859,631

City Office REIT, Inc.

Pro Forma Consolidated Statement of Operations

For the three months ended March 31, 2014 (Unaudited)

	City Office REIT, Inc.	Predecessor (AA)	Acquisition of Non- controlling Interest (BB)	Other Pro Forma Adjustments		Pro Forma
Revenue:
Rental income	$—	$7,236,758	$—	$—		7,236,758
Expense reimbursement	—	450,043	—	—		450,043
Other	—	295,660	—	—		295,660

Total Revenues	—	7,982,461	—	—		7,982,461

Operating Expenses:
Property operating expenses	—	2,304,462	—	—		2,304,462
Insurance	—	152,858	—	—		152,858
Property taxes	—	461,104	—	—		461,104
Property acquisition costs	—	806,344	—	(806,344	)(CC)	—
Base management fee	—	—	—	205,073	(DD)	205,073
General and administrative	—	—	—	369,250	(EE)	369,250
Property management fees	—	207,617	—	—		207,617
Stock based compensation	—	—	—	366,950	(FF)	366,950
Depreciation and amortization	—	3,159,977	—	—		3,159,977

Total Operating Expenses	—	7,092,362	—	134,929		7,227,291

Operating Income	—	890,099	—	(134,929)		755,170
Gain on equity investment		(4,474,644)	—	4,474,644	(CC)	—
Interest expense, net	—	3,161,414	—	(1,321,409	)(GG)	1,840,005
Equity in income of unconsolidated entity	—	—	—	—		—

Net (Loss) / Income	—	2,203,329	—	(3,288,164)		(1,084,835)
Net Loss / (Income) Attributable to Noncontrolling Interests in properties	—	9,926	(13,592)	102,869		99,203

	—	2,213,255	(13,592)	(3,185,295)		(985,632)
Net Income Attributable to Noncontrolling interest in operating partnership	—	—	—	280,055	(HH)	280,055

Net (Loss) / Income Attributable to City Office REIT, Inc.	$—	$2,213,255	$(13,592)	$(2,905,240)		$(705,577)

Pro forma weighted average common shares outstanding - basic and diluted	—	—	—	—		8,545,187
Pro forma basic loss per share	—	—	—	—		($0.08)
Pro forma weighted average number of common units held by Noncontrolling interest in operating partnership outstanding	—	—	—	—		3,251,903	(II)

City Office REIT, Inc.

Notes and Management’s Assumptions to Unaudited Pro Forma Consolidated Financial Statements

1. Adjustments to the Unaudited Pro Forma Consolidated Balance Sheet as of March 31, 2014

(A) Reflects the historical combined balance sheet of the Predecessor as of March 31, 2014. City Office REIT, Inc. and the Predecessor are under common control. Accordingly, pursuant to the planned formation transactions, the Predecessor’s assets and liabilities will be recorded at their historical cost basis.

(B) In connection with the contribution of their interests in Central Fairwinds to City Office REIT Operating Partnership L.P. (the “Operating Partnership”), Second City received common units of the Operating Partnership and additional consideration (“Earn-Out”) in connection with the lease up of certain vacant space. The Earn-Out was determined to be a liability under ASC 480 (“Distinguishing Liabilities From Equity”) that should be reported at fair value and marked to market each reporting period until settled. The estimated fair value of the Earn-out is $6,000,000. As this is a common control transaction and the Earn-Out is part of the consideration transferred, the excess of the consideration over the historical cost of the assets and liabilities transferred by the contributors is considered a deemed dividend to the contributors at the contribution date. The change in fair value of the Earn-Out in subsequent periods will be recorded in earnings.

(C) Reflects the distribution of the Predecessor’s excess working capital.

(D) Reflects proceeds from the offering of 5,800,000 shares of our common stock at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $62.7 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.7 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds to us of approximately $9.8 million resulting in net proceeds to us of $9.1 million after deducting approximately $0.7 million in underwriting discounts.

(E) Reflects payments made by the Second City Group to fund the acquisition of noncontrolling interests and the elimination of certain noncontrolling interests’ economic participation interest as follows:

•	Acquisition of 10.1% minority interest at Washington Group Plaza;

•	Elimination of noncontrolling interests’ economic participation interest at Central Fairwinds Corporate Parkway and AmberGlen; and

•	Acquisition of 5% minority interest and the elimination of minority interests’ economic participation at City Center.

The elimination of the economic partner incentive also includes a transfer of an additional 9% interest in AmberGlen to the noncontrolling interest. The acquisition and disposals of these noncontrolling interests will be recorded as equity transactions in accordance with FASB ASC 810-10 “Consolidation.” The economic participation incentives represent arrangement to share profits in a manner other than in proportion to the ownership rights between the Predecessor and the noncontrolling interest holder.

	City Center	Central Fairwinds	AmberGlen	Corporate Parkway	Washington Group Plaza	Total
Amounts paid
To acquire noncontrolling interest and economic participation incentive[1]	$4,362,870	$—	$—	$—	$2,698,333	$7,061,203
To eliminate economic participation incentives	—	445,000	1,675,000	250,000	—	2,370,000

Total Cash Paid	$4,362,870	$445,000	$1,675,000	$250,000	$2,698,333	$9,431,203

(1)	The amount paid was negotiated on a combined basis and accordingly cannot be allocated between the noncontrolling interest and the elimination of the economic participation incentives.

	City Center	Central Fairwinds	AmberGlen	Corporate Parkway	Washington Group Plaza	Total
Impact on Equity
Stockholder’s Equity	$—	$—	$—	$—	$—	$—
Predecessor Equity—Increase (Decrease)	(4,339,605)	(445,000)	(1,269,773)	(250,000)	(1,567,477)	(7,871,855)
Noncontrolling interest in Properties	(23,265)	—	(405,227)	—	(1,130,856)	(1,559,348)

Total Impact on Equity	$(4,362,870)	$(445,000)	(1,675,000)	$(250,000)	$(2,698,333)	$(9,431,203)

The following table represents the changes in the net property ownership expected to occur as a result of the acquisition:

Property	Net interest pre-acquisition	Net interest post-acquisition
Washington Group Plaza	89.9%	100.0%
AmberGlen	85.0	76.0
CityCenter	90.0	95.0

(F) The change in debt, deferred financing costs, and cash as a result of the debt transactions are summarized below:

New Mortgage Financing – Midland National Life Insurance Company(1)	$95,000,000
New Mortgage Financing – American General Life Insurance and American Home Assurance Company(2)	25,400,000
Repayment of Mortgage Loan of Predecessor(3)	(124,598,669)

Net Change in Debt	(4,198,669)
New Deferred Financing Costs	(2,061,651)
Debt Prepayment Costs(4)	(327,664)

Net Proceeds Used in Debt Refinancing	6,587,984

New Deferred Financing Costs	2,061,651
Write-off of Unamortized Financing Costs	(3,708,154)

Net Change in Deferred Financing Costs	$(1,646,503)

(1)	Reflects the $95 million proceeds from the issuance of mortgage loan to be guaranteed by the Company as to certain “non-recourse covenants” and secured by a mortgage on the fee simple interest in the Cherry Creek, City Center and Corporate Parkway properties.
(2)	Reflects the $25.4 million proceeds from the issuance of mortgage loan to be guaranteed by the Company as to certain “non-recourse covenants” and secured by a mortgage on the fee simple interest in the AmerGlen property.
(3)	Reflects the repayment of mortgage loan secured by City Center, Central Fairwinds, Corporate Parkway and Cherry Creek as of March 31, 2014.
(4)	Reflects the estimated costs to prepay the mortgage loan secured by City Center, Corporate Parkway, Central Fairwinds and Cherry Creek properties.

(G) Distributions of $10 million as consideration paid to Gibralt US, Inc. and GCC AmberGlen Investment LP in connection with their contribution of their interest in the operating partnership and approximately $2.0 million for Canadian offering costs and $2.2 million for certain other transaction costs incurred by our Predecessor, which will be reimbursed by us and the distribution of $9.1 million of consideration to CIO REIT, CIO OP and Second City to redeem certain common units and common stock in conjunction with the exercising of the underwriters’ over-allotment option as detailed in the contribution agreement.

(H) Includes the following: (1) The adjustment to paid in capital to reflect the issuance of common stock by City Office to CIO REIT in exchange for its interest in the Predecessor. In accordance with ASC 810 this transaction will result in a $4.1 million adjustment to reflect the change in noncontrolling ownership. (2) The reclassification of Predecessor equity to noncontrolling interests in operating partnership.

2. Adjustments to the Unaudited Pro Forma Consolidated Statements of Operations for the three month period ended March 31, 2014

(AA) Reflects the historical combined statements of operations of the Predecessor for the three month ended March 31, 2014.

(BB) Reflects the decrease of noncontrolling interest in Washington Group Plaza and City Center of 10.1% and 5.0%, respectively, the 9% increase in noncontrolling interest in AmberGlen, and the elimination of noncontrolling interests’ economic participation incentive of certain properties by the Second City Group prior to the offering.

	Three Months Ended March 31, 2014
	City Center	AmberGlen	WGP	Total
Net Income Attributable to Noncontrolling Interest	5,797	23,842	(16,047)	13,592
Net Income Attributable to City Office REIT	(5,797)	(23,842)	16,047	(13,592)

(CC) Property acquisition costs and gain on equity investment are excluded due to the non-recurring nature of these amounts.

(DD) City Office will pay the advisor an advisory fee in accordance with the advisory agreement. The advisory fee is a base management fee, calculated and payable in cash in arrears on a monthly basis, equal to 1/12 of the sum of (I) 0.5% multiplied by the value (at the initial public offering price) of common units and common stock that the Second City Group will receive in connection with the offering in exchange for their contributed properties and (II) 1% multiplied by the sum of (i) the net proceeds of the offering less the write off of financing costs and distributions to Predecessor members for certain transaction costs plus (ii) the difference, if any, between (A) City Office’s stockholders’ equity and noncontrolling interest in the Operating Partnership as of the calculation date plus accumulated depreciation as of the calculation date less the accumulated depreciation as of the date immediately following completion of this offering and (B) City Office’s stockholders’ equity and noncontrolling interest in the Operating Partnership immediately following completion of this offering:

1/12 the sum of (0.5% x the Second City Group’s common units and common stock x initial public offering price) +

(1% x ((net proceeds of the Offering – write off of financing costs – distributions to Predecessor members for certain transaction costs) + (stockholders’ equity and noncontrolling interest in the operating partnership at the end of the applicable month + accumulated depreciation at the end of the applicable month – accumulated depreciation as of the date immediately following completion of the Offering – stockholders’ equity and noncontrolling interest in the Operating Partnership the completion of the Offering)))

Following completion of the offering, payment of the full amount of the advisory fee will be subject to a quarterly Core FFO test. If our quarterly Core FFO per share, as defined in our advisory agreement, for a full calendar quarter is not greater than 1.5% (6% annualized) of the public offering price of our common stock in the Offering, up to 50%, of that quarter’s advisory fee in the amount of the shortfall of our quarterly Core FFO per share times the Fully Diluted Share Count will be deferred until such time as our quarterly Core FFO per share exceeds the 1.5% threshold, at which time all deferred amounts will be paid. The Core FFO test shall apply to each full calendar quarter following completion of the Offering and shall terminate upon the earlier of (i) the second anniversary of the completion of the Offering or (ii) our Core FFO, as defined in our advisory agreement, having equaled or exceeded 1.5% for a full calendar quarter. In the event that the quarterly Core FFO threshold is not met during the two year period following completion of the Offering, none of the deferred advisory fee will be paid. We initially expect to make cash distributions between approximately 100% and 105% of our Core FFO.

(EE) Reflects the estimated costs to operate the entity as a public company comprised of insurance, directors, public reporting and other miscellaneous costs.

(FF) Reflects a pro rata portion of the expense of stock based compensation to be granted to the Advisor as part of the formation transactions for the periods presented. The expense will be amortized over the vesting period.

(GG) Reflects the reduction of interest expense from the anticipated repayment of mortgage debt upon consummation of the Offering. Additionally, reflects the increase in interest expense for the periods presented on the $95 million and $25.4 million mortgage loans to be guaranteed by the Operating Partnership as to certain “non-recourse covenants” and secured by a mortgage on the fee simple interest in the Cherry Creek Corporate Campus, City Center and Corporate Parkway properties and the AmberGlen properties. A secured revolving credit facility of $11 million is expected to be obtained following the formation. No interest expense is reflected from this loan in the pro forma as there is no anticipated draw-down under this agreement. Pro forma also reflects the amortization of the associated financing costs on the mortgage loans and the secured revolving credit facility for the periods presented.

The following table details the pro forma interest expense:

Pro Forma Interest Expense
Interest expense and deferred financing for New Mortgage Loan at 4.34%	$1,156,505
Interest expense and deferred financing for New Mortgage Loan at AmberGlen at 4.38%	339,755
Interest expense on Mortgage secured by the Washington Group Plaza Loan at 3.85%	343,745

Net interest expense	$1,840,005

In connection with the prepayment of the mortgage loan secured by Cherry Creek Corporate Campus, City Center, Corporate Parkway, and Central Fairwinds, $2.0 million of deferred financing costs were written-off. Additionally, prepayment costs of approximately $0.3 million were also incurred.

(II)	Reflects noncontrolling interests in the loss of the operating partnership assuming that the noncontrolling interest represents 32.8% of the economic interest of the Operating Partnership.

(JJ)	The common units are exchangeable for common shares on a one for one basis. The income allocable to such common units is allocated on the same basis as the common shares and reflected as noncontrolling interests in the Pro Forma Statement of Operations. As such, the assumed conversion of these units is not expected to have any net impact on the determination of diluted earnings per share. The total number of common shares that would exist on the exercise of this exchangeable feature would be as follows:

Number of common shares issued in the Offering	8,192,915
Number of common units issued in the Formation Transaction	3,251,903

Sub-total, before restricted stock grants	11,444,818
Restricted Stock under the Equity Incentive Plan	352,272

Total	11,797,090

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the selected financial data, the audited combined financial statements and the related notes thereto of the City Office Predecessor for the periods ended March 31, 2014 and March 31, 2013.

References to “we,” “our,” “us,” and “the Company” refer to City Office REIT, Inc. a Maryland corporation, together with our consolidated subsidiaries, including City Office REIT Operating Partnership L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this Quarterly Report on Form 10-Q as our Operating Partnership. References to the “City Office Predecessor” are to the real estate activity and holdings of the entities that own the historical interests in the AmberGlen, Central Fairwinds, City Center, Cherry Creek, Corporate Parkway and Washington Group Plaza properties.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others: changes in the real estate industry and in performance of the financial markets; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; the amount and growth of our expenses; tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets; defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions, the failure to acquire or sell properties as and when anticipated; the outcome of claims and litigation involving or affecting the Company; the ability to satisfy conditions necessary to close pending transactions; our failure to maintain our status as real estate investment trust, or REIT; and other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to our reports on Form 8-K. The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.

Overview

Company

The Company was organized in the state of Maryland on November 26, 2013. On April 21, 2014, the Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to our Operating Partnership in exchange for common units in the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners.

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of our common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $62.7 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.7 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds to us of approximately $9.8 million resulting in net proceeds to us of $9.1 million after deducting approximately $0.7 million in underwriting discounts. The Company’s common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

Pursuant to the Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership acquired 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,251,903 common units, 1,610,765 common stock and $28.5 million of cash.

The interim financial statements of the Company do not reflect the IPO or the Formation Transactions completed on April 21, 2014.

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2014. Subject to qualification as a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company qualifies as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC. The Company has elected to opt out of such extended transition period. This election is irrevocable.

Indebtedness

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, extinguished the loan on the Central Fairwinds property and completed a refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. On April 29, 2014, the Company, through its Operating Partnership, completed a $25.4 million refinancing of the AmberGlen property. Following the formation transactions, the Washington Group Plaza property remained subject to the existing Mortgage Loan. In addition, on April 21, 2014, the Company, through its Operating Partnership entered into a new $11.0 million senior secured revolving credit facility which remains undrawn.

For additional information regarding the New Mortgage Loan, the AmberGlen Mortgage Loan, the Washington Mortgage Loan and the Revolving Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

Upon completion of the IPO and Formation Transactions, we own six office complexes comprised of 16 office buildings with a total of approximately 1.85 million square feet of net rentable area. As of March 31, 2014, our initial properties were approximately 90% leased (or 92% after giving effect to committed leases, the terms of which have not yet commenced).

Office Leases. Historically, most leases for our initial properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense stop whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses, but only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in the statements of income. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenant in the Corporate Parkway property has a net lease. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

Interest Rate Contracts. As of March 31, 2014, the City Office Predecessor had an interest rate cap at the City Center property with a notional value of $15 million, maturing in June 2014 with an effective fixed interest rate of 6%. This interest rate cap was canceled upon the closing of the IPO. The interest rate cap had no value as of March 31, 2014.

Factors That May Influence Our Operating Results and Financial Condition

Business and Strategy

We will focus on acquiring office properties in our target markets that exhibit favorable economic growth trends, growing populations with above average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, low-cost centers for business operations, proximity to large universities and increasing office occupancy rates. We expect to use our Advisor’s market specific knowledge as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors, which can result in attractive pricing levels and risk-adjusted returns.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our initial properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of March 31, 2014, the percent leased for our initial properties was approximately 90% (or 92% when giving effect to committed leases, the terms of which have not yet commenced). The amount of rental revenue generated also will depend on our ability to maintain or increase rental rates at our initial properties. We believe that the average rental rates for our initial properties generally are in-line with the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed onto tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties. As a public company, we estimate that our annual general and administrative expenses will increase due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters, compared to the period prior to the IPO. In addition, we expect that our initial properties may be reassessed for local real estate tax purposes after the consummation of the Formation Transactions.

Conditions in Our Markets

Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

Summary of Significant Accounting Policies

The interim financial statements follow the same policies and procedures as outlined in the audited combined financial statements for the year ended December 31, 2013, included in the Company’s final prospectus dated April 14, 2014.

Comparison of Period Ended March 31, 2014 to Period Ended March 31, 2013

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $4.6 million, or 136%, to $8.0 million for the three month period ended March 31, 2014 compared to $3.4 million in the corresponding period in 2013. Revenue increased by $0.8 million from the acquisition of the Corporate Parkway property in May 2013 and $2.1 million from the acquisition of the Washington Group Plaza property in June 2013. The remaining increase of $1.7 million increase is a result of the consolidation of the Cherry Creek property. In January 2014, we acquired the remaining 57.7% of the property we did not already own to bring our ownership to 100% whereas previously the property was accounted for using the equity method. AmberGlen, City Center and Central Fairwinds revenues were unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from the City Office Predecessor’s ground lease and lease termination income. Total rental income increased $4.3 million, or 150%, to $7.2 million for the three month period ended March 31, 2014 compared to $2.9 million for the three month period ended March 31, 2013. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Corporate Parkway, Washington Group Plaza and Cherry Creek properties contributed an additional $0.8 million, $2.0 million and $1.5 million in additional rental income, respectively.

Expense Reimbursement. Total expense reimbursement increased $0.2 million, or 56%, to $0.5 million for the three month period ended March 31, 2014 compared to $0.3 million for the same period in 2013, primarily due to the acquisition of the Washington Group Plaza and Cherry Creek properties described above. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any expense reimbursements.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.1 million, or 48%, to $0.3 million for the three month period ended March 31, 2014 compared to $0.2 million for the three month period ended March 31, 2013, primarily due to increased parking income at City Center. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any other income and minimal other income was generated by Washington Group Plaza and Cherry Creek.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as insurance, property taxes, property acquisition costs, management fees and depreciation and amortization. Total operating expenses increased by $4.5 million, or 171%, to $7.1 million for the three month period ended March 31, 2014, from $2.6 million for the same period in 2013, primarily due to the acquisitions described above. Total operating expenses increased by $1.9 million and $2.0 million, respectively, from the acquisition of the Washington Group Plaza property in June 2013 and the consolidation of the Cherry Creek property beginning January 2014. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any significant operating expenses, with the exception of $0.6 million in depreciation and amortization. AmberGlen, City Center and Central Fairwinds operating expenses were unchanged in comparison to the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.3 million, or 142%, to $2.3 million for the three month period ended March 31, 2014 compared to $1.0 million for the same period in 2013. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Washington Group Plaza and Cherry Creek properties contributed an additional $0.8 million, and $0.5 million in additional property operating expenses, respectively.

Insurance. Insurance costs increased $0.1 million, or 38%, to $0.2 million for the three month period ended March 31, 2014 compared to $0.1 million for the three month period ended March 31, 2013 primarily due to the acquisition of the Washington Group Plaza, Corporate Parkway properties and the consolidation of the Cherry Creek property.

Property Taxes. Property taxes increased $0.2 million, or 50%, to $0.5 million for the three month period ended March 31, 2014 compared to $0.3 million for the three month period ended March 31, 2013, primarily due to the addition of the Washington Group Plaza and Cherry Creek properties.

Property Management Fees. Property management fees increased $0.1 million, or 70%, to $0.2 million for the three month period ended March 31, 2014 compared to $0.1 million for the three month period ended March 31, 2013, primarily due to the addition of the Washington Group Plaza and Cherry Creek properties.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 181%, to $3.2 million for the three month period ended March 31, 2014 compared to $1.1 million for the same period in 2013, primarily due to the addition of the Corporate Parkway, Washington Group Plaza and Cherry Creek properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $2.2 million, or 235%, to $3.1 million for the three month period ended March 31, 2014, compared to $0.9 million for the corresponding period in 2013. Interest expense increased $0.4 million, $0.3 million and $1.5 million respectively due to interest expense on the Corporate Parkway, Washington Group Plaza and Cherry Creek property debt.

Gain on Equity Investment. Gain on equity investment is related to the purchase in January 2014 of the remaining 57.7% of Cherry Creek property that we did not already own. As a result of this transaction, a gain of $4.5 million was recorded.

Equity in Income of Unconsolidated Entity. Equity in income of unconsolidated entity is related to the Cherry Creek property in which the City Office Predecessor owned 42.3% as of December 31, 2013. In January 2014, we acquired the remaining 57.7% of the property we did not already own to bring our ownership to 100% and thus began consolidating the property results.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

The City Office Predecessor had approximately $6.5 million of cash and cash equivalents as of March 31, 2014. In addition, on April 21, 2014, the Company, through its Operating Partnership, entered into a new $11.0 million secured revolving credit facility. We intend to use the revolving credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, the proceeds from this offering and borrowings under our secured revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our secured revolving credit facility pending permanent financing.

We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, we cannot assure you that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company.

Consolidated Indebtedness as of March 31, 2014

As of March 31, 2014, the City Office Predecessor had approximately $159.4 million of outstanding consolidated indebtedness, of which approximately $22.5 million, or 14%, is variable rate debt, subject to an interest rate swap option on the LIBOR portion of the interest rate for a notional amount of $15 million to a fixed rate of 6%, expiring in June 2014.

The following table sets forth information as of March 31, 2014 with respect to the City Office Predecessor’s outstanding indebtedness.

Property	March 31, 2014	Interest Rate as of March 31, 2013		Maturity
City Center (1)	$22,471,320	6.00	% (2)	June 2014	(3)
Central Fairwinds (4)	10,000,000	6.25%		October 2015
Cherry Creek(5)	49,819,016	5.00%		January 2016
Corporate Parkway (6)	18,808,333	7.25%		April 2016	(6)
AmberGlen	23,500,000	6.25%		July 2017	(7)
Washington Group Plaza (8)	34,789,971	3.85%		July 2018

Total	$159,388,640

(1)	The City Center property is subject to senior mortgage debt in a principal amount of $22.5 million. The loan may be voluntarily prepaid without penalty in full or in part with the payment of an exit fee of $291,313.
(2)	Based on annualized 30 day LIBOR of 2.00% + 4%.
(3)	In November 2013, the City Office Predecessor exercised its option to extend the maturity date of the loan for a six month period to June 2014. The City Office Predecessor has an option to extend the maturity date of the loan an additional one and a half years to December 2015.
(4)	The Central Fairwinds property is subject to senior mortgage debt in a principal amount of $10.0 million. The loan may be voluntarily prepaid without penalty in full or in part after the second anniversary of the loan advance date of May 9, 2012.
(5)	The Cherry Creek property is subject to a mortgage loan with fixed monthly interest rate of 5.00% and a 360 month principal amortization period.
(6)	The Corporate Parkway property is subject to senior mortgage debt in a principal amount of $20.0 million. The loan may be voluntarily prepaid in full or in part subject to certain conditions. If the prepayments are made during fixed interest period, a payment equal to the interest that would have been earned by the lender related to the prepayment amount is required plus actual expenses incurred by the lender.
(7)	The AmberGlen property is subject to the AmberGlen Mortgage Loan, which may be voluntarily prepaid without penalty in full after December 12, 2013 with the payment of an exit fee equal to 1% of the outstanding loan amount.
(8)	The Washington Group Plaza property is subject to the Washington Mortgage Loan.

Consolidated Indebtedness to be Outstanding After the IPO

Debt	Pro Forma Amount Outstanding	Interest Rate	Maturity Date
New Mortgage Loan (1)	$95,000,000	4.34%	February 2021
Washington Mortgage Loan (2)	34,789,971	3.85%	July 2018
Revolving Credit Facility (3)	—	LIBOR +2.75%(4)	February 2016
AmberGlen Mortgage Loan (5)	25,400,000	6.25%	May 2019

Total	$155,189,971

(1)	Upon closing of the IPO, we entered into the New Mortgage Loan.
(2)	Following the Formation Transactions, the Washington Group Plaza property remained subject to the Washington Mortgage Loan.
(3)	Following the Formation Transactions, we entered into the Revolving Credit Facility, which has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval.
(4)	As of March 31, 2014, the 3 Month LIBOR rate was 0.23%.
(5)	Following the Formation Transactions, we entered into a new mortgage loan in relation to the AmberGlen property.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to the City Office Predecessor’s commitments as of March 31, 2014, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period
Contractual Obligation	Total	2014	2015-2016	2017-2018	More than 5 years
Principal payments on mortgage loans (1)	$159,388,640	$24,741,702	$78,152,122	$56,494,816	$—
Interest payments (2)	21,595,134	7,593,518	10,981,920	3,019,696	—
Tenant-related commitments	5,072,930	4,072,930	—	—	1,000,000

Total	$186,056,704	$36,408,150	$89,134,042	$59,514,512	$1,000,000

(1)	City Center debt is based on 30 day LIBOR plus 4%. Interest payment is estimated based on debt outstanding at the beginning of the period multiplied by the effective interest rate as of December 31, 2013 of 6.00%.
(2)	On January 2, 2014, the City Office Predecessor entered into a $50 million loan to finance the acquisition of its interest in the Cherry Creek property. This loan was repaid with a portion of the New Mortgage Loan.

The following table provides information with respect to the City Office Predecessor’s commitments as of March 31, 2014 on a pro forma basis, after giving effect to the Formation Transactions and application of the net proceeds from the IPO including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Pro Forma Payments Due by Period
Contractual Obligation	Total	2014	2015-2016	2017-2018	More than 5 years
Principal payments on mortgage loans	$155,189,971	$357,548	$2,500,350	$37,633,609	$114,698,464
Interest payments (1)	39,567,009	5,053,912	13,353,505	12,336,050	8,823,542
Operating leases	—	—	—	—	—
Tenant-related commitments (2)	5,072,930	4,072,930	—	—	1,000,000
Ground Leases	—	—	—	—	—

Total	$199,829,910	$9,484,390	$15,853,855	$49,969,659	$124,522,006

(1)	On January 2, 2014, the City Office Predecessor entered into a $50 million loan to finance the acquisition of its interest in the Cherry Creek property. This loan was repaid with a portion of the New Mortgage Loan as part of the Formation Transactions.
(2)	Tenant related commitments related to the State of Colorado lease totaling approximately $1.9 million will be prefunded by the Second City Group upon closing of the IPO to the extent the amounts have not already been incurred.

Cash Flows

Comparison of Period Ended March 31, 2014 to Period Ended March 31, 2013

Cash and cash equivalents were $6.5 million and $2.9 million as of March 31, 2014 and March 31, 2013, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $0.9 million to $1.1 million for the period ended March 31, 2014 compared to $0.2 million for the same period in 2013. The increase was primarily due to an increase of $0.8 million in deferred financing costs and $1.5 million in accounts payable and accrued liabilities, offset by a decrease of $0.6 million in prepaid expenses and $0.8 million in deferred rent.

Cash flow to investing activities. Net cash used in investing activities increased by $11.2 million to $12.4 million for the period ended March 31, 2014 compared to $1.2 million for the same period in 2013. The net cash used in investing activities in 2014 was used to acquire the remaining 57.7% ownership in the Cherry Creek property, complete tenant improvements and associated costs and acquire equipment and enhance capital assets.

Cash flow from financing activities. Net cash provided by financing activities increased by $9.9 million to $10.7 million for the period ended March 31, 2014 compared to $0.8 million for the period ended March 31, 2013. Cash flow from financing activities is primarily derived from re-financing and mortgage proceeds on new financing offset by mortgage payments. The increase was primarily due to the new mortgage and equity financing associated with the Cherry Creek property acquisitions in 2014 and scheduled mortgage payments during the year ended March 31 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, the City Office Predecessor did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors.

As of March 31, 2014, the City Office Predecessor had an interest rate swap that was not designated as a hedge. These derivatives were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks, but we have elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. These amounts were extinguished upon the IPO closing and Formation Transactions. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. No assurance can be given that any future hedging activities by us will have the desired beneficial effect on our results of operations or financial condition.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of March 31, 2014, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would increase by approximately $224,000 annually, and if LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $224,000 annually. The variable rate mortgage loan in relation to the City Center property was extinguished upon the IPO closing and Formation Transactions.

Interest risk amounts are our management’s estimates based on the City Office Predecessors’ capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment nor the change to the capital structure as a result of the IPO and Formation Transactions. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the City Office Predecessor’s financial structure.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by the report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. Our management does not believe that any such litigation will materially affect our financial position or operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our final prospectus dated April 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2014, in connection with the Formation Transactions, we issued to certain prior investors in our properties an aggregate of 5,590,069 common units of limited partnership interest in our Operating Partnership (“OP Units”) with an aggregate value of approximately $69.9 million based on the IPO price. The issuance of such units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D of the Securities Act. Pursuant to the partnership agreement of our Operating Partnership, limited partners of our Operating Partnership will have the right, commencing one year from the date of issuance of such units, to require our Operating Partnership to redeem part or all of their OP Units for cash equal to the then-current market value of an equal number of our common shares, or, at our election, for common shares on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our shares set forth in our charter.

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of our common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $62.7 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.7 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds to us of approximately $9.8 million resulting in net proceeds to us of $9.1 million after deducting approximately $0.7 million in underwriting discounts.

All of the 6,582,150 shares of our common stock were sold pursuant to our registration statement on Form S-11, as amended (File No. 333-193219), that was declared effective by the SEC on April 14, 2014. Janney Montgomery Scott LLC, Wunderlich Securities, Inc. and Oppenheimer & Co. Inc. served as joint book-running managers for the offering and as representatives of the underwriters.

We contributed the net proceeds of the IPO to our Operating Partnership in exchange for OP Units, and our Operating Partnership used the net proceeds received from us as described below:

•	approximately $19.4 million to acquire interests in our initial properties, including the payment of transaction expenses in connection with the contribution of our initial properties in the formation transactions;

•	approximately $6.5 million to repay portions of certain mortgage loans;

•	approximately $36.1 million for general working capital purposes, including payment of expenses associated with our Formation Transactions, future acquisitions and creating reserves for capital expenditures, tenant improvements and leasing commissions.

We used all of the additional net proceeds from the exercise of the overallotment option to redeem a portion of the common stock and OP Units issued to certain Second City entities in the Formation Transactions at the IPO price.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant

3.2	Amended and Restated Bylaws of the Registrant

10.1	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P.

10.2	Advisory Agreement by and among City Office Real Estate Management Inc., City Office REIT Operating Partnership, L.P. and City Office REIT, Inc.

10.3	Administration Agreement by and between City Office Real Estate Management Inc. and Second City Capital II Corp.

10.4	Contribution Agreement by and among City Office REIT Operating Partnership, L.P., Gibralt US, Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport

10.5	Contribution Agreement by and among City Office REIT Operating Partnership, L.P., City Office REIT, Inc., CIO OP Limited Partnership, CIO REIT Stock Limited Partnership, Second City Capital Partners II, Limited Partnership and Second City General Partner II, Limited Partnership

10.6	Registration Rights Agreement by and among City Office REIT, Inc., CIO OP Limited Partnership, CIO REIT Stock Limited Partnership, GCC Amberglen Investments Limited Partnership, Gibralt US, Inc. and Daniel Rapaport

10.7	Equity Incentive Plan

10.8	Tax Protection Agreement by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., Gibralt US, Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport

10.9	Tax Protection Agreement by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., CIO OP Limited Partnership and Second City General Partner II, Limited Partnership

10.10	Excepted Holder Agreement by and between City Office REIT, Inc. and CIO OP Limited Partnership

10.11	Excepted Holder Agreement by and between City Office REIT, Inc. and CIO REIT Stock Limited Partnership

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from City Office REIT, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Balance Sheet and Notes to Condensed Balance Sheet of City Office REIT, Inc., (ii) Combined Balance Sheets, Combined Statements of Operations, Combined Statements of Changes in Equity, Combined Statements of Cash Flows and Notes to Consolidated Financial Statements of City Office REIT, Inc. Predecessor and (iii) Pro Forma Consolidated Balance Sheet, Pro Forma Consolidated Statement of Operations and Notes and Management’s Assumptions to Pro Forma Consolidated Financial Statements of City Office REIT, Inc.*

* Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: May 23, 2014	By:	/s/ James Farrar
James Farrar

Chief Executive Officer

Date: May 23, 2014	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer