Form 10-Q
period 2014-06-30
City Office REIT, Inc.
filed 2014-08-14
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland	98-1141883
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 12, 2014 was 6,582,150.

CITY OFFICE REIT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Balance Sheets

(Unaudited)

	June 30, 2014	Predecessor December 31, 2013
Assets
Real estate properties, cost
Land	$57,673,760	$30,164,513
Building and improvement	97,665,522	62,908,338
Tenant improvement	22,507,580	14,590,971
Furniture, fixtures and equipment	198,114	198,114

	178,044,976	107,861,936
Accumulated depreciation	(10,949,359)	(7,735,450)

	167,095,617	100,126,486

Investments in unconsolidated entity	—	4,337,899
Cash and cash equivalents	10,175,937	7,127,764
Restricted cash	12,809,664	7,368,124
Rents receivable, net	6,287,588	4,680,284
Deferred financing costs, net of accumulated amortization	2,734,641	1,167,666
Deferred leasing costs, net of accumulated amortization	2,482,529	2,302,841
Acquired lease intangibles assets, net	25,281,548	13,751,563
Prepaid expenses and other assets	2,386,945	296,572
Deferred offering costs	—	1,830,950

Total Assets	$229,254,469	$142,990,149

Liabilities and Equity
Liabilities:
Debt	$155,002,462	$109,916,430
Accounts payable and accrued liabilities	4,817,775	2,347,999
Deferred rent	438,770	1,488,618
Tenant rent deposits	1,861,194	1,361,641
Acquired lease intangibles liability, net	692,085	167,346
Dividends payable	2,094,400	—
Earn-out liability	7,057,351	—

Total Liabilities	171,964,037	115,282,034

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 8,192,915 shares issued and outstanding	81,939	—
Additional paid in capital	45,121,480	—
Accumulated deficit	(3,443,504)	—
Predecessor equity	—	26,624,375

Total Stockholders’ and Predecessor Equity	41,759,915	26,624,375
Operating Partnership unitholders’ noncontrolling interests	16,274,888	—
Noncontrolling interests in properties	(744,371)	1,083,740

Total Equity	57,290,432	27,708,115

Total Liabilities and Equity	$229,254,469	$142,990,149

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$7,714,275	$3,819,689	$14,951,033	$6,715,922
Expense reimbursement	502,772	398,259	952,814	686,495
Other	176,162	190,941	471,822	390,734

Total Revenues	8,393,209	4,408,889	16,375,669	7,793,151

Operating Expenses:
Property operating expenses	2,267,612	1,232,834	4,522,074	2,185,669
Insurance	169,568	119,481	322,426	230,598
Property taxes	561,208	250,168	1,022,312	556,553
Property management fees	186,162	131,315	393,779	253,534
Acquisition costs	343,803	1,479,292	1,150,147	1,479,292
Base management fee	185,176	—	185,176	—
Stock based compensation	285,142	—	285,142	—
General and administrative	364,303	—	414,303	—
Depreciation and amortization	3,415,807	1,591,389	6,575,784	2,715,369

Total Operating Expenses	7,778,781	4,804,479	14,871,143	7,421,015

Operating income/(loss)	614,428	(395,590)	1,504,526	372,136
Interest Expense:
Contractual interest expense	(1,785,288)	(1,030,906)	(3,954,535)	(1,836,433)
Amortization of deferred financing costs	(136,879)	(67,197)	(1,129,046)	(205,443)
Loss on early extinguishment of Predecessor debt	(1,654,826)	—	(1,654,826)	—

	(3,576,993)	(1,098,103)	(6,738,407)	(2,041,876)
Change in fair value of earn-out	(104,865)	—	(104,865)	—
Gain on equity investment	—	—	4,474,644	—
Equity in income of unconsolidated entity	—	71,311	—	170,648

Net loss	(3,067,430)	(1,422,382)	(864,102)	(1,499,092)
Less:
Net loss attributable to noncontrolling interests in properties	69,044	25,269	78,970	38,988

Net loss/(income) attributable to Predecessor	240,057	1,397,113	(1,973,197)	1,460,104

Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	814,127		814,127

Net loss attributable to stockholders	$(1,944,202)		$(1,944,202)

Net loss per share:
Basic and diluted	$(0.24)		$(0.24)

Weighted average common shares outstanding:
Basic and diluted	8,057,521		8,057,521

Dividends/distributions declared per common share and unit	$0.18		$0.18

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Changes in Equity

(Unaudited)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated deficit	Predecessor equity	Total stockholders` and Predecessor equity	Operating Partnership unitholders’ noncontrolling interests	Noncontrolling interests in properties	Total equity
Predecessor
Balance—January 1, 2014	—	$—	$—	$—	$26,624,375	$26,624,375	$—	$1,083,740	$27,708,115
Contributions	—	—	—	—	3,843,445	3,843,445	—	62,000	3,905,445
Distributions	—	—	—	—	(1,347,000)	(1,347,000)	—	(153,000)	(1,500,000)
Net income/(loss)	—	—	—	—	1,973,197	1,973,197	—	(28,710)	1,944,487

Balance—April 20, 2014	—	—	—	—	31,094,017	31,094,017	—	964,030	32,058,047
City Office REIT, Inc.
Net proceeds from sale of common shares	6,582,150	65,831	72,404,634	—	—	72,470,465	—	—	72,470,465
Formation Transactions	1,610,765	16,108	(26,998,012)	—	(31,094,017)	(58,075,921)	17,684,113	(1,658,141)	(42,049,949)
Restricted stock award grants	—	—	(285,142)	—	—	(285,142)	—	—	(285,142)
Dividends declared	—	—	—	(1,499,302)	—	(1,499,302)	(595,098)	—	(2,094,400)
Net loss	—	—	—	(1,944,202)	—	(1,944,202)	(814,127)	(50,260)	(2,808,589)

Balance—June 30, 2014	8,192,915	$81,939	$45,121,480	$(3,443,504)	$—	$41,759,915	$16,274,888	$(744,371)	$57,290,432

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. Predecessor

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(864,102)	$(1,499,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,575,784	2,715,369
Amortization of deferred financing costs	1,970,837	205,443
Amortization of above/below market leases	243,569	214,584
Increase in straight-line rent	(834,229)	(865,674)
Non-cash stock compensation	285,142	—
Change in fair value of earn-out	104,865	—
Gain on equity investment	(4,474,644)	—
Equity in income of unconsolidated entity	—	(170,648)
Changes in non-cash working capital:
Rents receivable, net	(773,075)	(272,718)
Prepaid expenses and other assets	(2,090,373)	226,269
Accounts payable and accrued liabilities	3,290,364	432,779
Deferred rent	(1,049,848)	(43,502)
Tenant rent deposits	499,554	544,489

Net Cash Provided By (Used In) Operating Activities	2,883,844	1,487,299

Cash Flows to Investing Activities:
Additions to real estate properties	(1,967,153)	(1,348,691)
Acquisition of real estate, net of cash assumed	(37,171,675)	(71,313,835)
Distribution from unconsolidated entity	—	358,766
Deferred leasing cost	(434,854)	(569,224)

Net Cash Used In Investing Activities	(39,573,682)	(72,872,984)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares	72,470,455	—
Formation transactions	(35,244,570)	—
Debt issuance cost	(3,537,811)	(522,077)
Proceeds from mortgage loans payable	170,400,000	66,294,637
Repayment of mortgage loans payable	(161,313,968)	(10,216,667)
Contributions from partners and members	3,843,445	21,471,665
Contributions from noncontrolling interests	62,000	1,305,464
Distributions to partners and members	(1,347,000)	(911,266)
Distributions to noncontrolling interests	(153,000)	(97,500)
Change in restricted cash	(5,441,540)	(6,296,858)

Net Cash Provided By Financing Activities	39,738,011	71,027,398

Net Increase (Decrease) in Cash and Cash Equivalents	3,048,173	(358,287)
Cash and Cash Equivalents, Beginning of Period	7,127,764	3,106,616

Cash and Cash Equivalents, End of Period	$10,175,937	$2,748,329

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,605,306	$1,829,298

Accrued dividends payable	$2,094,400	$—

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Notes to Condensed Combined Financial Statements

(Unaudited)

1. Organization and Description of Business

City Office REIT, Inc. (the “Company”) was organized in the state of Maryland on November 26, 2013. On April 21, 2014, the Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to City Office REIT Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), in exchange for common units in the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

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

City Office REIT, Inc. Predecessor (the “Predecessor”) represents the combination of the six properties outlined below (the “Properties”). The Predecessor does not represent a legal entity. The Predecessor and its related assets and liabilities are under common control and were contributed to a newly formed Operating Partnership in connection with the “IPO” of the Company on April 21, 2014.

The historical financial results in these financial statements for periods prior to April 21, 2014 relate to the Predecessor. The Predecessor is comprised of the following properties:

•	City Center: Property in St. Petersburg, Florida, acquired in December 2010.

•	Central Fairwinds: Property in Orlando, Florida, acquired in May 2012.

•	AmberGlen: Property in Portland, Oregon, acquired in December 2009.

•	Washington Group Plaza: Property in downtown Boise, Idaho, acquired in June 2013.

•	Corporate Parkway: Property in Allentown, Pennsylvania, acquired in May 2013.

•	Cherry Creek: Property in Denver, Colorado, acquired in January 2014.

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

On April 21, 2014, the Company closed the IPO, pursuant to which it sold 5,800,000 shares of common stock to the public at a public offering price of $12.50 per share. The Company raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $63.4 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.0 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of the Company’s common stock at the IPO price of $12.50 a share resulting in additional gross proceeds of approximately $9.8 million. The net proceeds to the Company were $9.1 million after deducting approximately $0.7 million in underwriting discounts. The Company’s common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

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

Pursuant to the Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,610,765 common stock and $19.4 million of cash. On May 9, 2014, subsequent to the exercise of the underwriters’ overallotment option, 479,305 common units and 248,095 common stock were redeemed for $9.1 million in cash.

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

The following is a summary of the Predecessor Statement of Operations for the period from April 1, 2014 through April 20, 2014 and for the period from January 1, 2014 through April 20, 2014, and the Company’s Statement of Operations for the period from April 21, 2014 through June 30, 2014. These amounts are included in the condensed consolidated and combined statement of operations herein for the three and six months ended June 30, 2014. All balances as of December 31, 2013 and for the three and six months ended June 30, 2013 are those of the Predecessor.

	Predecessor		City Office REIT, Inc.
	April 1, 2014 through April 20, 2014	January 1, 2014 through April 20, 2014	April 21, 2014 through June 30, 2014
Revenues:
Rental income	$1,628,480	$8,865,238	$6,085,796
Expense reimbursement	105,569	555,611	397,203
Other	47,198	342,859	128,963

Total Revenues	1,781,247	9,763,708	6,611,962

Operating Expenses:
Property operating expenses	510,431	2,764,893	1,757,182
Insurance	23,570	176,428	145,998
Property taxes	136,684	597,788	424,524
Property management fees	27,265	234,882	158,896
Acquisition costs	—	806,344	343,803
Base management fees	—	—	185,176
Stock based compensation	—	—	285,142
General and administrative	29,799	79,799	334,504
Depreciation and amortization	701,962	3,861,939	2,713,845

Total Operating Expenses	1,429,711	8,522,073	6,349,070

Operating income	351,536	1,241,635	262,892
Interest expense, net	(610,378)	(3,771,792)	(2,966,616)
Change in fair value of earn-out	—	—	(104,865)
Gain on equity investment	—	4,474,644	—

Net (Loss)/Income	(258,842)	1,944,487	(2,808,589)

Net Loss attributable to noncontrolling interests in properties	18,785	28,710	50,260

Net (Loss)/Income attributable to Predecessor	(240,057)	1,973,197	—

Net loss attributable to Operating Partnership noncontrolling interests			814,127

Net loss attributable to Stockholders			(1,944,202)

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate entities which own the properties are presented on a combined basis. The accompanying condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany balances and transactions have been eliminated on combination.

The information furnished in the accompanying condensed consolidated and combined financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned condensed consolidated and combined financial statements for the interim periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim financial statements should be read in conjunction with, and follow the same policies and procedures as outlined in the audited combined financial statements of the Predecessor for the year ended December 31, 2013, included in the Company’s final prospectus dated April 14, 2014.

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

Income Taxes

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) under the U.S. Internal Revenue Code (the “Code”) commencing with its taxable year ending December 31, 2014. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regards to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years.

For periods prior to the completion of the IPO and the Formation Transactions on April 21, 2014, no provision was made for U.S. federal, state or local income taxes because profits and losses of the Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts.

For periods subsequent to the completion of the IPO and the Formation Transactions, the taxable REIT subsidiaries (“TRS”) are subject to federal, state and local corporate income taxes to the extent there is taxable income.

Noncontrolling Interests

Upon completion of the IPO and Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership issued 3,251,904 common units of limited partnership interest to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership. Noncontrolling interest in the Company represents common units of the Operating Partnership held by the Predecessor’s prior investors.

As of June 30, 2014, the Company held a 71.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Dividends

On May 12, 2014, the Company’s board of directors declared an initial, prorated cash dividend of $0.183 per share for the quarterly period from April 21, 2014 through June 30, 2014, which is equivalent to a full quarterly dividend of $0.235. The dividend was payable on July 17, 2014 to stockholders and common unitholders of record on July 3, 2014. The $1.5 million in dividends to stockholders and $0.6 million to common unitholders, totaling $2.1 million.

Equity Based Compensation

The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting periods. See note 11 for further details.

Earnings per Share

The Company calculates net income per share based upon the weighted average shares outstanding during the period beginning April 21, 2014. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 3,251,904 potentially dilutive shares outstanding related to the issuance of common units held by noncontrolling interests during the three and six months ended June 30, 2014. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. As a result, the number of diluted outstanding shares was treated equal to the number of outstanding shares.

3. Real Estate Investments

Acquisitions

During the three months and six months ended June 30, 2014, the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Cherry Creek	January 2014	100%
Plaza 25	June 2014	100%

The above acquisitions have been accounted for as business combinations.

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

The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed during the three and six months ended June 30, 2014:

Cherry Creek
Land	$25,745,012
Building and improvements	15,771,277
Tenant Improvements	4,372,849
Acquired intangible assets	12,009,085
Accounts payable and accrued liabilities	(815,378)
Lease intangible liability	(249,409)

Fair value of assets and liabilities at acquisition	$56,833,436

The Company recognized expenses relating to the Cherry Creek acquisition of $806,344 for the three and six months ended June 30, 2014. A gain of $4.5 million was recognized from the fair value adjustment associated with the Predecessor’s original ownership due to a change in control, calculated as follows:

Fair value of assets and liabilities acquired	$56,833,436
Less existing mortgage in Cherry Creek	(36,000,000)

20,833,436
Less cash paid to seller	(12,020,893)

Fair value of 42.3% equity interest	8,812,543
Carrying value of investment in Cherry Creek	(4,337,899)

Gain on existing 42.3% equity interest	$4,474,644

On June 4, 2014, the Company, through its Operating Partnership acquired 100% of CIO Plaza 25 Limited Partnership, a property in Denver, Colorado for $25.1 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed during the three and six months ended June 30, 2014:

Plaza 25
Land	$1,764,235
Building and improvements	18,486,580
Tenant Improvements	2,075,932
Acquired intangible assets	2,923,754
Accounts payable and accrued liabilities	228,187
Lease intangible liability	(327,906)

Total consideration	$25,150,782

The operating results of the acquired properties, during the three and six months ended June 30, 2014, since the date of acquisition have been included in the Company’s consolidated and combined financial statements. The following table represents the results of the property’s operations since the date of acquisition on a stand-alone basis.

	Three months ended June 30, 2014	Six months ended June 30, 2014
Operating revenues	$2,012,971	$3,724,473
Operating expenses	(1,672,109)	(3,704,122)
Interest	(867,153)	(2,370,974)

Net loss before gain on equity investment	$(526,291)	$(2,350,623)

The following table presents the unaudited revenues and income from continuing operations for Cherry Creek and Plaza 25 on a pro forma basis as if the Predecessor had completed the acquisition of the properties as of January 1, 2013:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Total revenues as reported by City Office REIT, Inc. and Predecessor	$16,375,669	$7,793,151
Plus: Cherry Creek	—	3,258,954
Plaza 25	1,613,864	1,594,830

Proforma total revenues	$17,989,533	$12,646,935

Total operating income as reported by the City Office REIT, Inc. and Predecessor	$1,504,526	$372,136
Property acquisition costs	(855,201)	(855,201)
Plus: Cherry Creek	—	926,862
Plaza 25	648,160	594,175

Proforma operating income	$1,297,485	$1,037,972

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of June 30, 2014 and December 31, 2013 were comprised as follows:

June 30, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$6,738,058	$19,896,523	$11,578,532	$38,213,113	$(746,219)	$(138,218)	$(884,437)
Accumulated amortization	(2,711,000)	(7,575,794)	(2,644,771)	(12,931,565)	174,138	18,214	192,352

	$4,027,058	$12,320,729	$8,933,761	$25,281,548	$(572,081)	$(120,004)	$(692,085)

December 31, 2013	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$3,043,030	$14,885,115	$5,447,198	$23,375,343	$(168,904)	$(138,218)	$(307,122)
Accumulated Amortization	(1,306,326)	(6,536,311)	(1,781,143)	(9,623,780)	123,567	16,209	139,776

	$1,736,704	$8,348,804	$3,666,055	$13,751,563	$(45,337)	$(122,009)	$(167,346)

The Company has adjusted acquired lease intangibles and accounts payable and accrued liabilities as of December 31, 2013 in the amount of $649,192 to conform with the current period presentation as of June 30, 2014. There was no impact to net income resulting from this adjustment.

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows:

2014	$3,025,920
2015	6,289,564
2016	5,475,934
2017	2,932,560
2018	1,721,733
Thereafter	5,143,752

$24,589,463

5. Debt

The following table summarizes the secured indebtedness as of June 30, 2014 and December 31, 2013:

Property	June 30, 2014	December 31, 2013	Interest Rate as of June 30, 2014		Maturity
Revolving Credit Facility (1)	$—	$—	LIBOR +2.75	%(2)	April 2016
AmberGlen Mortgage Loan (3)	25,365,817	—	4.38%		May 2019
Midland Life Insurance (4)	95,000,000	—	4.34%		May 2021
Washington Group Plaza (5)	34,636,645	34,949,159	3.85%		July 2018
City Center (6)	—	22,333,938	—		June 2014
Central Fairwinds (7)	—	10,000,000	—		October 2015
Corporate Parkway (7)	—	19,133,333	—		April 2016
AmberGlen (8)	—	23,500,000	—		July 2017

Total	$155,002,462	$109,916,430

All interest rates are fixed interest rates with the exception of the revolving credit facility as explained in footnote 1 below.

(1)	The Revolving Credit Facility currently has $30 million authorized with $26.4 million available immediately. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The revolving credit facility bears an interest rate of LIBOR plus 2.75% and requires the company to maintain a fixed charge coverage ratio of no less than 1.60x.
(2)	As of June 30, 2014, the 3 Month LIBOR rate was 0.27%.
(3)	Following the Formation Transactions, on April 29, 2014, we entered into a new mortgage loan in relation to the AmberGlen property for $25.4 million. The loan bears an interest rate of 4.38% and matures on May 1, 2019. The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until February 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest payable monthly plus principal based on 360 months of amortization.

(6)	Interest payable monthly plus monthly principal payment of $20,000. This loan was extinguished on April 21, 2014 in relation to the Formation Transaction.
(7)	Interest only payable monthly, principal due on maturity. This loan was extinguished on April 21, 2014 in relation to the Formation Transactions.
(8)	This Amberglen loan was refinanced on April 29, 2014 with the new Amberglen Loan discussed in footnote (3) above.

On June 13, 2014, in connection with the addition of Plaza 25 as an additional collateral property, the Company, through its Operating Partnership, exercised a portion of the accordion feature of the Revolving Credit Facility and entered into an amendment to the credit agreement, thereby increasing the aggregate principal maximum amount available for borrowing under the Revolving Credit Facility to $30 million.

The scheduled principal repayments of mortgage payable as of June 30, 2014 are as follows:

2014	$516,623
2015	1,065,209
2016	2,020,590
2017	2,772,027
2018	34,522,392
Thereafter	114,105,621

$155,002,462

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

As of June 30, 2014, the Company did not have any hedges or derivatives. As of December 31, 2013, the Predecessor had not designated its interest rate swap as a hedge. This derivative was not speculative and was used to manage the Predecessor’s exposure to interest rate movements and other identified risks, but the Predecessor elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. Summarized below is the interest rate derivative that was not designated as a cash flow hedge and the fair value of all derivative assets and liabilities as of December 31, 2013. The interest rate swap was subsequently terminated upon completion of the IPO.

	Type of	Notional	Maturity		Fair Value as of
Property	Instrument	amount	date	Effective rate	December 31, 2013
City Center	Interest Rate Swap	$15,000,000	—	6.0%	$—

The Fair value of the earn-out was derived by making assumptions on the timing of the lease up of vacant space and the net effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 40,000 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the existing occupancy from 67% at June 30, 2014 to 85% by October 2016 and stabilized at that level thereafter. The average net effective rent and incremental operating costs per square foot is assumed to be $14 and $4 respectively.

Level 3 sensitivity analysis:

The Company applies judgment in determining unobservable inputs used to calculate the fair value of Level 3 instruments. Level 3 instruments held by the Company include the earn-out. The unobservable inputs used in the valuation of the earn-out primarily include the net effective rent assumptions. A sensitivity analysis has been performed to determine the potential gain or loss by varying the significant unobservable inputs by increasing or decreasing them by 10%. The impact of applying these other reasonably possible inputs is a potential loss of $0.4 million and a potential gain of $0.4 million. This potential gain or loss would be recorded through profit and loss.

Fair Values of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Predecessor’s financial instruments approximate their fair value. The Predecessor determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $155,000,000 and $88,500,000 as of June 30, 2014 and December 31, 2013, respectively. Although the Predecessor has determined that the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Formation Transactions

The formation transactions were completed on April 21, 2014 through the contribution of the initial properties by Second City Capital Partners II, Limited Partnership, Second City General Partner II, Limited Partnership, Gibralt US, Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport (collectively the “Second City Group”). The Second City Group received as consideration for its contribution approximately $19.4 million in cash in accordance with the terms of its contribution agreement to acquire various noncontrolling interests and eliminate economic incentives in the initial properties. Additional payments to the Second City Group included $4.9 million for reimbursement of IPO costs and $1.8 million for working capital. On May 9, 2014, subsequent to the underwriters’ exercise of the overallotment option, net proceeds of $9.1 million was paid to the Second City Group to redeem 479,305 common units and 248,095 common stock.

Property Management Fees

Three of the properties (City Center, Central Fairwinds and AmberGlen) engaged related parties to perform asset and property management services for a fee ranging from 1.75% to 3.5% of gross revenue.

Prior to the Formation Transactions, the property manager of Washington Group Plaza was also entitled to an additional incentive commission equal to the lesser of (a) 15% of net operating income in excess of $5 million in 2013, $5.45 million in 2014 and $5.6 million in 2015; or (b) 1% of all monthly gross revenue. The asset and management agreement has an initial term of three years and will automatically renew for successive two year periods. This agreement can be terminated by the Company or the property manager upon thirty days prior written notice to the other party.

Deferred Offering and Financing Costs

Deferred offering and financing costs directly associated with the IPO and Formation Transactions of $4.9 million were reimbursed to Second City upon the closing of the IPO.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of June 30, 2014 under noncancellable operating leases for the next five years and thereafter are as follows:

2014	$15,992,612
2015	32,611,575
2016	25,801,105
2017	17,645,841
2018	13,975,673
Thereafter	57,764,006

$163,790,812

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Two state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 47.4% of the Company’s total future minimum lease payments as of June 30, 2014.

9. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property (which is currently approximately 72.1% leased, including committed tenants), the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”). Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant.

As of June 30, 2014, the estimated fair value of the earn-out liability is $7.1 million. The change in fair value for the for the period from April 21, 2014 to June 30, 2014 was $0.1 million.

Property Management Fees

Prior to the Formation Transactions, Washington Group Plaza engaged a related party to perform asset and management services for base and incentive fees as discussed in Note 7.

Other

The Company is obligated under certain tenant leases to fund tenant improvements and the expansion of the underlying leased properties.

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, generated, released, manufactured or discharged from, on, at, under, or in a property. As such, the Company may be potentially liable for costs associated with any potential environmental remediation at any of its formerly or currently owned properties.

The Company believes that it is in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances. Management is not aware of any environmental liability that it believes would have a material adverse impact on the Company’s financial position or results of operations. Management is unaware of any instances in which the Company would incur significant environmental costs if any or all properties were sold, disposed of or abandoned. However, there can be no assurance that any such non-compliance, liability, claim or expenditure will not arise in the future.

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2014 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Earnings per Share

The following table shows the amounts used in computing the Company’s basic and diluted earnings per share. As of the three and six months ended June 30, 2014, there is no dilution to earnings per share.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Numerator for earnings per share – basic and diluted
Net loss	$(3,067,430)	$(864,102)
Less: Net loss attributable to noncontrolling interests in properties	69,044	78,970
Less: Net loss attributable to Predecessor	240,057	(1,973,197)
Less: Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	814,127	814,127

Numerator for earnings per share – basic and diluted	$1,944,202	$1,944,202

Denominator for earnings per share – basic and diluted	8,057,521	8,057,521

Basic and diluted earnings per share	$(0.24)	$(0.24)

11. Stockholder’s Equity

The Company issued 5,800,000 shares in conjunction with the IPO resulting in net proceeds of $63.4 million after deducting the underwriters’ discount and offering expenses. The underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of the Company’s common stock resulting in additional net proceeds to us of $9.1 million after deducting underwriting discounts.

Noncontrolling Interests

Noncontrolling interest in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. Noncontrolling interests consisted of 3,251,904 Operating Partnership units and represented approximately 28.4% of the Operating Partnership as of June 30, 2014. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of the completion of this offering or the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

Restricted Stock Units

The Company has an equity incentive plan (“Equity Investment Plan”) for certain officers, directors, advisors and personnel, and, with approval of the board of directors, for subsidiaries, the Advisor and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights (“DERs”) and other equity-based awards (including LTIP Units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the board of directors (the “plan administrator”).

The maximum number of shares of common stock that may be issued under the Equity Incentive Plan is 1,263,580 shares. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

On April 21, 2014, 352,272 restricted stock units (“RSUs”) were granted to the Company’s executive officers and one of the directors at a grant date fair value of $12.50 totaling $4.4 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three and six months ended June 30, 2014, the Company recognized net compensation expense of $0.3 million related to the RSU’s.

A restricted stock unit award represents the right to receive shares of the Company’s common stock in the future, after the applicable vesting criteria, determined by the plan administrator, has been satisfied. The holder of an award of restricted stock units has no rights as a stockholder until shares of common stock are issued in settlement of vested restricted stock units. The plan administrator may provide for a grant of dividend equivalent rights in connection with the grant of restricted stock units; provided, however, that if the restricted stock units do not vest solely upon satisfaction of continued employment or service, any payment in respect to the related dividend equivalent rights will be held by the Company and paid when, and only to the extent that, the related restricted stock units vest.

12. Subsequent Events

On July 18, 2014, the Company, through its Operating Partnership, acquired a property in Dallas, Texas for $28.4 million. The acquisition was financed with a combination of $9.9 million of cash and a draw from the revolving credit facility and an $18.5 million mortgage loan which bears a fixed interest rate of 4.28% and matures on August 6, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc and Predecessor for the periods ended June 30, 2014 and June 30, 2013.

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

On April 21, 2014, the Company closed the IPO, pursuant to which it sold 5,800,000 shares of common stock to the public at a public offering price of $12.50 per share. The Company raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $63.4 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.0 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of the Company’s common stock at the IPO price of $12.50 a share resulting in additional gross proceeds of approximately $9.8 million. The net proceeds to the Company were $9.1 million after deducting approximately $0.7 million in underwriting discounts. The Company’s common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

Pursuant to the Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,610,765 common stock and $19.4 million of cash. On May 9, 2014, subsequent to the exercise of the underwriters’ overallotment option, 479,305 common units and 248,095 common stock were redeemed for $9.1 million in cash.

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

Indebtedness

In connection with the IPO and Formation Transactions, the Company, through its Operating Partnership, extinguished the loan on the Central Fairwinds property and completed a refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. On April 29, 2014, the Company, through its Operating Partnership, completed a $25.4 million refinancing of the AmberGlen property. Following the formation transactions, the Washington Group Plaza property remained subject to the existing Mortgage Loan. On June 13, 2014, in connection with the addition of Plaza 25 as an additional collateral property, the Company, through its Operating Partnership, exercised a portion of the accordion feature of the Revolving Credit Facility and entered into an amendment to the credit agreement, thereby increasing the aggregate principal maximum amount available for borrowing under the Revolving Credit Facility to $30 million.

For additional information regarding the New Mortgage Loan, the AmberGlen Mortgage Loan, the Washington Mortgage Loan and the Revolving Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

Upon completion of the IPO and Formation Transactions, we owned six office complexes comprised of 16 office buildings with a total of approximately 1.85 million square feet of net rentable area. As of June 30, 2014, our initial properties were approximately 90% leased (or 92% after giving effect to committed leases, the terms of which have not yet commenced).

Office Leases

Historically, most leases for our initial properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense stop, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses, however only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in the statements of operations. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenant in the Corporate Parkway property has a net lease. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

Interest Rate Contracts

As of June 30, 2014, the Company did not have any interest rate contracts.

Factors That May Influence Our Operating Results and Financial Condition

Business and Strategy

We focus on owning and acquiring office properties in select target markets. Our target markets generally possess favorable economic growth trends, growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, are generally low-cost centers for business operations, and exhibit favorable occupancy trends. We expect to use our Advisor’s market specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our initial properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of June 30, 2014, our properties were approximately 92% leased (or 93% when giving effect to committed leases, the terms of which have not yet commenced). The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for the portfolio of our properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

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

Summary of Significant Accounting Policies

The interim financial statements follow the same policies and procedures as outlined in the audited combined financial statements of the Predecessor for the year ended December 31, 2013, included in the Company’s final prospectus dated April 14, 2014.

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

The three months ended June 30, 2014 include the combined results of the Company for the period from April 21, 2014 through June 30, 2014, and the results of the Predecessor for the period from April 1, 2014 through April 20, 2014. The comparable three month period in 2013 pertain to the results of the Predecessor only and accordingly may not be directly comparable due to the impact of the Formation Transactions on April 21, 2014. The Company incurred a loss of $2.8 million since the date of IPO on April 21, 2014, which includes the loss on early extinguishment of Predecessor debt of $1.7 million. In the forthcoming comparison, we have highlighted the impact of the IPO and formation transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $4.0 million, or 90%, to $8.4 million for the three month period ended June 30, 2014 compared to $4.4 million in the corresponding period in 2013. Revenue increased by $0.5 million from the acquisition of the Corporate Parkway property in May 2013, $1.5 million from the acquisition of the Washington Group Plaza property in June 2013 and $0.3 million from the acquisition of the Plaza 25 property in June 2014. $1.7 million of the increase is a result of the consolidation of the Cherry Creek property. In January 2014, we acquired the remaining 57.7% of the property we did not already own to bring our ownership to 100% whereas previously the property was accounted for using the equity method. AmberGlen, City Center and Central Fairwinds revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $3.9 million, or 102%, to $7.7 million for the three month period ended June 30, 2014 compared to $3.8 million for the three month period ended June 30, 2013. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Corporate Parkway, Washington Group Plaza, Plaza 25 and Cherry Creek properties contributed an additional $0.4 million, $1.5 million, $0.3 million and $1.7 million in additional rental income, respectively.

Expense Reimbursement. Total expense reimbursement increased $0.1 million, or 26%, to $0.5 million for the three month period ended June 30, 2014 compared to $0.4 million for the same period in 2013, primarily due to the acquisition of the Washington Group Plaza and Cherry Creek properties described above. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any expense reimbursements.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues were unchanged at $0.2 million for the three month period ended June 30, 2014 as compared to the corresponding period in 2013. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any other income and minimal other income was generated by Washington Group Plaza and Cherry Creek.

Operating Expenses

Total Operating Expenses. Total operating expenses consists of property operating expenses, as well as insurance, property taxes, property management fees, acquisition costs, base management fees, stock based compensation, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $3.0 million, or 62%, to $7.8 million for the three month period ended June 30, 2014, from $4.8 million for the same period in 2013, primarily due to the acquisitions described above. Total operating expenses increased by $0.8 million, $1.3 million and $0.4 million, respectively, from the acquisition of the Washington Group Plaza property in June 2013, the acquisition of the Plaza 25 property in June 2014 and the consolidation of the Cherry Creek property beginning January 2014. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any significant operating expenses. AmberGlen, City Center and Central Fairwinds operating expenses were unchanged in comparison to the prior year. The remaining increase relates to stock based compensation, base management fees and general and administrative expenses in relation to the formation of City Office REIT, Inc. on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.1 million, or 84%, to $2.3 million for the three month period ended June 30, 2014 compared to $1.2 million for the same period in 2013. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Washington Group Plaza, Plaza 25 and Cherry Creek properties contributed an additional $0.5 million, $0.1 million and $0.5 million in additional property operating expenses, respectively.

Insurance. Insurance costs increased $0.1 million, or 42%, to $0.2 million for the three month period ended June 30, 2014 compared to $0.1 million for the three month period ended June 30, 2013 primarily due to the acquisition of the Washington Group Plaza, Corporate Parkway and Plaza 25 properties and the consolidation of the Cherry Creek property.

Property Taxes. Property taxes increased $0.3 million, or 124%, to $0.6 million for the three month period ended June 30, 2014 compared to $0.3 million for the three month period ended June 30, 2013. $0.2 million of this increase was due to the addition of the Washington Group Plaza, Plaza 25 and Cherry Creek properties and the remaining $0.1 million increase was due to a property tax refund received in 2013 by AmberGlen.

Property Management Fees. Property management fees increased $0.1 million, or 42%, to $0.2 million for the three month period ended June 30, 2014 compared to $0.1 million for the three month period ended June 30, 2013, primarily due to the addition of the Washington Group Plaza, Plaza 25 and Cherry Creek properties.

Acquisition Costs. Acquisition costs decreased $1.2 million, or 77%, to $0.3 million for the three month period ended June 30, 2014 compared to $1.5 million for the three month period ended June 30, 2013. The acquisition costs in the current period are related to the Plaza 25 acquisition whereas in the prior period, the acquisition costs related to Washington Group Plaza and Corporate Parkway properties.

Base Management Fee. Base management fee was $0.2 million for the three month period ended June 30, 2014 representing the fee paid to the external advisor.

Stock based Compensation. Stock based compensation was $0.3 million for the three month period ended June 30, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions.

General and Administrative. General and administrative expenses were $0.4 million for the three month period ended June 30, 2014 representing the public company costs since the initial public offering.

Depreciation and Amortization. Depreciation and amortization increased $1.8 million, or 115%, to $3.4 million for the three month period ended June 30, 2014 compared to $1.6 million for the same period in 2013, primarily due to the addition of the Corporate Parkway, Washington Group Plaza, Plaza 25 and Cherry Creek properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $2.5 million, or 226%, to $3.6 million for the three month period ended June 30, 2014, compared to $1.1 million for the corresponding period in 2013. Interest expense increased $0.2 million, $0.2 million and $0.6 million respectively due to interest expense on the Corporate Parkway, Washington Group Plaza and Cherry Creek property debt. Plaza 25 was acquired all cash with proceeds from the IPO and as a result did not lead to an increase in interest expense. The loss on early extinguishment of Predecessor debt is a result of the write-off of deferred amortization expense of $1.1 million and prepayment penalties of $0.4 million related to the City Center, Central Fairwinds, Corporate Parkway and AmberGlen debt as part of the Formation Transactions.

Change in Fair Value of Earn-Out. Change in fair value of earn-out was $0.1 million for the three month period ended June 30, 2014 representing the change in the estimated fair value of the earn-out liability on the Central Fairwinds property.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $8.6 million, or 110%, to $16.4 million for the six month period ended June 30, 2014 compared to $7.8 million in the corresponding period in 2013. Revenue increased by $1.2 million from the acquisition of the Corporate Parkway property in May 2013, $3.6 million from the acquisition of the Washington Group Plaza property in June 2013 and $0.3 million from the acquisition of the Plaza 25 property in June 2014. The remaining $3.5 million increase is a result of the consolidation of the Cherry Creek property. In January 2014, we acquired the remaining 57.7% of the property we did not already own to bring our ownership to 100%, whereas previously the property was accounted for using the equity method. AmberGlen, City Center and Central Fairwinds revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $8.3 million, or 123%, to $15.0 million for the six month period ended June 30, 2014 compared to $6.7 million for the six month period ended June 30, 2013. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Corporate Parkway, Washington Group Plaza, Plaza 25 and Cherry Creek properties contributed an additional $1.2 million, $3.6 million, $0.3 million and $3.2 million in additional rental income, respectively.

Expense Reimbursement. Total expense reimbursement increased $0.3 million, or 39%, to $1.0 million for the six month period ended June 30, 2014 compared to $0.7 million for the same period in 2013, primarily due to the acquisition of the Washington Group Plaza, Plaza 25 and Cherry Creek properties described above. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any expense reimbursements.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues were unchanged at $0.4 million for the six month period ended June 30, 2014 as compared to the corresponding period in 2013. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any other income and minimal other income was generated by Washington Group Plaza and Cherry Creek.

Operating Expenses

Total Operating Expenses. Total operating expenses consists of property operating expenses, as well as insurance, property taxes, property management fees, acquisition costs, base management fees, stock based compensation, and general and administrative expenses and depreciation and amortization. Total operating expenses increased by $7.5 million, or 100%, to $14.9 million for the six month period ended June 30, 2014, from $7.4 million for the same period in 2013, primarily due to the acquisitions described above. Total operating expenses increased by $2.7 million, $0.4 million and $3.3 million, respectively, from the acquisition of the Washington Group Plaza property in June 2013, the acquisition of the Plaza 25 property in June 2014 and the consolidation of the Cherry Creek property beginning January 2014. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any significant operating expenses. AmberGlen, City Center and Central Fairwinds operating expenses were relatively unchanged in comparison to the prior year. The remaining increase relates to stock based compensation, base management fees and general and administrative expenses in relation to the formation of City Office REIT, Inc. on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.3 million, or 107%, to $4.5 million for the six month period ended June 30, 2014 compared to $2.2 million for the same period in 2013. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Washington Group Plaza, Plaza 25 and Cherry Creek properties contributed an additional $1.3 million, $0.1 million and $0.9 million in additional property operating expenses, respectively.

Insurance. Insurance costs increased $0.1 million, or 40%, to $0.3 million for the three month period ended June 30, 2014 compared to $0.2 million for the three month period ended June 30, 2013 primarily due to the acquisition of the Washington Group Plaza, Corporate Parkway and Plaza 25 properties and the consolidation of the Cherry Creek property.

Property Taxes. Property taxes increased $0.4 million, or 84%, to $1.0 million for the three month period ended June 30, 2014 compared to $0.6 million for the three month period ended June 30, 2013. $0.3 million of this increase was due to the addition of the Washington Group Plaza, Plaza 25 and Cherry Creek properties and the remaining $0.1 million increase was due to a property tax refund received in 2013 by AmberGlen.

Property Management Fees. Property management fees increased $0.1 million, or 55%, to $0.4 million for the three month period ended June 30, 2014 compared to $0.3 million for the three month period ended June 30, 2013, primarily due to the addition of the Washington Group Plaza, Plaza 25 and Cherry Creek properties.

Acquisition Costs. Acquisition costs decreased $0.3 million, or 22%, to $1.2 million for the six month period ended June 30, 2014 compared to $1.5 million for the six month period ended June 30, 2013. The acquisition costs in the current year are related to the Plaza 25 and Cherry Creek acquisitions whereas in the prior year, the acquisition costs related to Washington Group Plaza and Corporate Parkway properties.

Base Management Fee. Base Management fee was $0.2 million for the six month period ended June 30, 2014 representing the fee paid to the external advisor.

Stock based Compensation. Stock based compensation was $0.3 million for the six month period ended June 30, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions.

General and Administrative. General and administrative expenses were $0.4 million for the six month period ended June 30, 2014 representing the public company costs since the initial public offering.

Depreciation and Amortization. Depreciation and amortization increased $3.9 million, or 142%, to $6.6 million for the six month period ended June 30, 2014 compared to $2.7 million for the same period in 2013, primarily due to the addition of the Corporate Parkway, Washington Group Plaza, Plaza 25 and Cherry Creek properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $4.7 million, or 230%, to $6.7 million for the six month period ended June 30, 2014, compared to $2.0 million for the corresponding period in 2013. Interest expense increased $0.5 million, $0.5 million and $1.1 million respectively due to interest expense on the Corporate Parkway, Washington Group Plaza and Cherry Creek property debt. Plaza 25 was acquired all cash with proceeds from the IPO and as a result did not lead to an increase in interest expense. Amortization of deferred financing fees increased $0.9 million over the prior due to the accelerated amortization on the Cherry Creek bridge loan incurred by the Predecessor. The loss on early extinguishment of predecessor debt is a result of the write-off of deferred amortization expense and prepayment penalties of $1.7 million related to the City Center, Central Fairwinds, Corporate Parkway and AmberGlen debt as part of the Formation Transactions.

Change in Fair Value of Earn-Out. Change in fair value of earn-out was $0.1 million for the six month period ended June 30, 2014 representing the change in the estimated fair value of the earn-out liability on the Central Fairwinds property.

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

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

The Company had approximately $10.2 million of cash and cash equivalents and $12.8 million of restricted cash as of June 30, 2014. In addition, the Company, has an undrawn $26.4 million secured revolving credit facility. We intend to use the revolving credit facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, we cannot assure that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about our Company.

Consolidated Indebtedness as of June 30, 2014

As of June 30, 2014, the Company had approximately $155.0 million of outstanding consolidated indebtedness all of which is fixed rate debt. The following table sets forth information as of June 30, 2014 with respect to the Company’s outstanding indebtedness.

Debt	June 30, 2014	Interest Rate as of June 30, 2013		Maturity Date
Revolving Credit Facility (1)	—	LIBOR +2.75	%(2)	April 2016
AmberGlen (3)	25,365,817	4.38%		May 2019
Midland Life Insurance (4)	$95,000,000	4.34%		May 2021
Washington Group Plaza (5)	34,636,645	3.85%		July 2018

Total	$155,002,462

(1)	The Revolving Credit Facility currently has $30 million authorized with $26.4 million available immediately. In addition, the facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The revolving credit facility bears an interest rate of LIBOR plus 2.75%.
(2)	As of June 30, 2014, the 3 Month LIBOR rate was 0.27%.
(3)	Following the Formation Transactions, on April 29, 2014, we entered into a new mortgage loan in relation to the AmberGlen property for $25.4 million. The loan bears an interest rate of 4.38% and matures on May 1, 2019.
(4)	The loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until February 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest payable monthly plus principal based on 360 months of amortization.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to the Company’s commitments as of June 30, 2014, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period
Contractual Obligation	Total	2014	2015-2016	2017-2018	More than 5 years
Principal payments on mortgage loans	$155,002,462	$516,623	$3,085,799	$37,294,419	$114,105,621
Interest payments	37,688,530	3,239,876	12,841,645	11,879,767	9,727,242
Tenant-related commitments	3,714,693	2,706,893	7,800	—	1,000,000

Total	$196,405,685	$6,463,392	$15,935,244	$49,174,186	$124,832,863

Cash Flows

Comparison of Period Ended June 30, 2014 to Period Ended June 30, 2013

Cash and cash equivalents were $10.2 million and $2.7 million as of June 30, 2014 and June 30, 2013, respectively.

Cash flow from operating activities. Net cash provided by (used in) operating activities increased by $1.4 million to $2.9 million for the period ended June 30, 2014 compared to $1.5 million for the same period in 2013. The increase was primarily due to an increase in the net operating income of Corporate Parkway, Washington Group Plaza, Plaza 25 and Cherry Creek properties.

Cash flow to investing activities. Net cash used in investing activities decreased by $33.3 million to $39.6 million for the period ended June 30, 2014 compared to $72.9 million for the same period in 2013. The net cash used in investing activities in 2014 was used to acquire the remaining 57.7% ownership in the Cherry Creek property, complete tenant improvements and associated costs and acquire equipment and enhance capital assets.

Cash flow from financing activities. Net cash provided by financing activities decreased by $31.3 million to $39.7 million for the period ended June 30, 2014 compared to $71.0 million for the period ended June 30, 2013. Cash flow from financing activities is primarily derived from the proceeds from the sale of common shares, and the re-financing and mortgage proceeds on new financing as part of the formation transactions, offset by mortgage payments during the period.

Off-Balance Sheet Arrangements

As of June 30, 2014, the City Office Predecessor did not have any off-balance sheet arrangements.

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

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2014, the Company did not have any outstanding derivatives.

Interest risk amounts are our management’s estimates based on the Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment nor the change to the capital structure as a result of the IPO and Formation Transactions. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company’s financial structure.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by the report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of our common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $63.4 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.0 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds to us of approximately $9.8 million resulting in net proceeds to us of $9.1 million after deducting approximately $0.7 million in underwriting discounts.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Description

10.1	Loan Agreement, dated July 18, 2014, between CIO Lake Vista, Limited Partnership and Security Benefit Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2014)

10.2	Promissory Note, dated July 18, 2014, by CIO Lake Vista, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 18, 2014)

10.3	Guaranty Agreement, dated July 18, 2014, by City Office REIT, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 18, 2014)

10.4	Credit Agreement, dated as of April 21, 2014, by and among City Office REIT Operating Partnership, L.P., KeyBank National Association and KeyBanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2014)

10.5	First Amendment to Credit Agreement, dated as of June 13, 2014, between and among City Office REIT Operating Partnership, L.P., KeyBank National Association and KeyBanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2014)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: August 13, 2014	By:	/s/ James Farrar
James Farrar

Chief Executive Officer

Date: August 13, 2014	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer