Form 10-Q
period 2014-09-30
City Office REIT, Inc.
filed 2014-11-14
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland	98-1141883
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

1075 West Georgia Street

Suite 2600

Vancouver, BC

V6E 3C9

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 806-3366

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filter	☐	Accelerated filter	☐

Non-accelerated filter	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 12, 2014 was 8,192,915.

CITY OFFICE REIT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Balance Sheets

(Unaudited)

	September 30, 2014	Predecessor December 31, 2013
Assets
Real estate properties, cost
Land	$61,788,918	$30,164,513
Building and improvement	115,639,203	62,908,338
Tenant improvement	25,252,774	14,590,971
Furniture, fixtures and equipment	198,114	198,114

	202,879,009	107,861,936
Accumulated depreciation	(13,065,451)	(7,735,450)

	189,813,558	100,126,486

Investments in unconsolidated entity	—	4,337,899
Cash and cash equivalents	8,855,196	7,127,764
Restricted cash	13,184,871	7,368,124
Rents receivable, net	7,372,062	4,680,284
Deferred financing costs, net of accumulated amortization	2,919,700	1,167,666
Deferred leasing costs, net of accumulated amortization	2,478,801	2,302,841
Acquired lease intangibles assets, net	26,995,279	13,751,563
Prepaid expenses and other assets	546,298	296,572
Deferred offering costs	—	1,830,950

Total Assets	$252,165,765	$142,990,149

Liabilities and Equity
Liabilities:
Debt	$179,604,305	$109,916,430
Accounts payable and accrued liabilities	4,201,127	2,347,999
Deferred rent	2,648,850	1,488,618
Tenant rent deposits	1,842,820	1,361,641
Acquired lease intangibles liability, net	649,234	167,346
Dividend distributions payable	2,689,532	—
Earn-out liability	8,000,000	—

Total Liabilities	199,635,868	115,282,034

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 8,192,915 shares issued and outstanding	81,929	—
Additional paid-in capital	45,503,697	—
Accumulated deficit	(7,136,038)	—
Predecessor equity	—	26,624,375

Total Stockholders’ and Predecessor Equity	38,449,588	26,624,375
Operating Partnership unitholders’ noncontrolling interests	14,816,720	—
Noncontrolling interests in properties	(736,411)	1,083,740

Total Equity	52,529,897	27,708,115

Total Liabilities and Equity	$252,165,765	$142,990,149

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$9,036,858	$6,222,764	$23,987,891	$12,938,686
Expense reimbursement	843,753	406,622	1,796,567	1,093,117
Other	117,809	202,990	589,631	593,724

Total Revenues	9,998,420	6,832,376	26,374,089	14,625,527

Operating Expenses:
Property operating expenses	2,782,296	1,819,634	7,304,371	4,005,302
Insurance	167,046	144,057	489,471	374,655
Property taxes	753,329	458,611	1,775,641	1,015,164
Property management fees	225,719	143,764	619,497	397,297
Acquisition costs	401,200	—	1,551,347	1,479,292
Base management fee	226,295	—	411,471	—
Stock-based compensation	382,205	—	667,347	—
General and administrative	407,075	—	821,379	—
Depreciation and amortization	4,057,809	2,530,128	10,633,593	5,245,498

Total Operating Expenses	9,402,974	5,096,194	24,274,117	12,517,208

Operating income	595,446	1,736,182	2,099,972	2,108,319
Interest Expense:
Contractual interest expense	(1,866,999)	(1,229,215)	(5,821,533)	(3,065,648)
Amortization of deferred financing costs	(159,670)	(433,495)	(1,288,714)	(638,938)
Loss on early extinguishment of Predecessor debt	—	—	(1,654,828)	—

	(2,026,669)	(1,662,710)	(8,765,075)	(3,704,586)
Change in fair value of earn-out	(942,650)	—	(1,047,515)	—
Gain on equity investment	—	—	4,474,644	—
Equity in income of unconsolidated entity	—	84,774	—	255,422

Net (loss)/income	(2,373,873)	158,246	(3,237,974)	(1,340,845)
Less:
Net (income)/loss attributable to noncontrolling interests in properties	(87,296)	21,368	(8,326)	60,356

Net loss/(income) attributable to Predecessor	—	179,614	(1,973,197)	(1,280,489)

Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	693,971		1,508,097

Net loss attributable to stockholders	$(1,767,198)		$(3,711,400)

Net loss per share:
Basic and diluted	$(0.22)		$(0.46)

Weighted average common shares outstanding:
Basic and diluted	8,192,915		8,133,940

Dividend distributions declared per common share and unit	$0.235		$0.418

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Changes in Equity

(Unaudited)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated deficit	Predecessor equity	Total stockholders’ and Predecessor equity	Operating Partnership unitholders’ noncontrolling interests	Noncontrolling interests in properties	Total equity
Predecessor
Balance—January 1,2014	—	$—	$—	$—	$26,624,375	$26,624,375	$—	$1,083,740	$27,708,115
Contributions	—	—	—	—	3,843,445	3,843,445	—	62,000	3,905,445
Distributions	—	—	—	—	(1,347,000)	(1,347,000)	—	(153,000)	(1,500,000)
Net income/ (loss)	—	—	—	—	1,973,197	1,973,197	—	(28,710)	1,944,487

Balance—April 20,2014	—	—	—	—	31,094,017	31,094,017	—	964,030	32,058,047
City Office REIT, Inc.
Net proceeds from sale of common shares	6,582,150	65,821	72,404,634	—	—	72,470,455	—	—	72,470,455
Formation Transaction	1,610,765	16,108	(27,568,284)	—	(31,094,017)	(58,646,193)	17,684,113	(1,658,141)	(42,620,221)
Restricted stock award grants	—	—	667,347	—	—	667,347	—	—	667,347
Dividend distributions declared	—	—	—	(3,424,638)	—	(3,424,638)	(1,359,296)	—	(4,783,934)
Distributions	—	—	—	—	—	—	—	(79,336)	(79,336)
Net loss	—	—	—	(3,711,400)	—	(3,711,400)	(1,508,097)	37,036	(5,182,461)

Balance—September 30,2014	8,192,915	$81,929	$45,503,697	$(7,136,038)	$—	$38,449,588	$14,816,720	$(736,411)	$52,529,897

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,237,974)	$(1,340,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,633,593	5,245,498
Amortization of deferred financing costs	1,288,714	638,938
Amortization of above/below market leases	367,708	371,930
Increase in straight-line rent	(1,145,563)	(1,667,624)
Non-cash stock compensation	667,347	—
Change in fair value of earn-out	1,047,515	—
Loss on early extinguishment of debt	885,024	—
Gain on equity investment	(4,474,644)	—
Equity in income of unconsolidated entity	—	(255,422)
Changes in non-cash working capital:
Rents receivable, net	(1,546,216)	(365,362)
Prepaid expenses and other assets	(218,190)	277,711
Accounts payable and accrued liabilities	72,100	1,015,543
Deferred rent	1,160,232	1,791,921
Tenant rent deposits	481,179	658,273

Net Cash Provided By Operating Activities	5,980,825	6,370,561

Cash Flows to Investing Activities:
Additions to real estate properties	(2,542,032)	(1,885,438)
Acquisition of real estate, net of cash assumed	(62,543,576)	(71,313,835)
Distribution from unconsolidated entity	—	672,469
Deferred leasing cost	(570,735)	(722,775)

Net Cash Used In Investing Activities	(65,656,343)	(73,249,579)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares	72,470,455	—
Formation transactions	(35,244,570)	—
Debt issuance and extinguishment costs	(3,925,772)	(841,035)
Proceeds from mortgage loans payable	195,260,000	56,294,637
Repayment of mortgage loans payable	(161,572,125)	(638,513)
Contributions from partners and members	3,843,445	22,007,794
Contributions from noncontrolling interests in properties	62,000	1,365,000
Distributions to partners and members	(1,347,000)	(1,224,120)
Distributions to noncontrolling interests in properties	(232,334)	(97,350)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(2,094,402)	—
Change in restricted cash	(5,816,747)	(5,540,614)

Net Cash Provided By Financing Activities	61,402,950	71,325,799

Net Increase in Cash and Cash Equivalents	1,727,432	4,446,781
Cash and Cash Equivalents, Beginning of Period	7,127,764	3,106,616

Cash and Cash Equivalents, End of Period	$8,855,196	$7,553,397

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,555,549	$3,067,866

Accrued dividend distributions payable	$2,689,532	$—

See accompanying notes to the condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Notes to Condensed Consolidated and Combined Financial Statements

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

City Office REIT, Inc. Predecessor (the “Predecessor”) represents the combination of the six properties outlined below (the “Properties”). The Predecessor does not represent a legal entity. The Predecessor and its related assets and liabilities are under common control and were contributed to a newly formed Operating Partnership in connection with the IPO of the Company on April 21, 2014.

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

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2014. Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

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

Initial Public Offering and Formation Transactions

The Company’s operations will be carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions.

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

The following is a summary of the Predecessor Statements of Operations for the period from April 1, 2014 through April 20, 2014 and for the period from January 1, 2014 through April 20, 2014, and the Company’s Statement of Operations for the period from April 21, 2014 through September 30, 2014. These amounts are included in the condensed consolidated and combined statement of operations herein for the three and nine months ended September 30, 2014. All balances as of December 31, 2013 and for the three and nine months ended September 30, 2013 are those of the Predecessor.

	Predecessor		City Office REIT, Inc
	April 1, 2014 through April 20, 2014	January 1, 2014 through April 20, 2014	April 21, 2014 through September 30, 2014
Revenues:
Rental income	$1,628,480	$8,865,238	$15,122,653
Expense reimbursement	105,569	555,611	1,240,956
Other	47,198	342,859	246,772

Total Revenues	1,781,247	9,763,708	16,610,381

Operating Expenses:
Property operating expenses	510,431	2,764,893	4,539,478
Insurance	23,570	176,428	313,043
Property taxes	136,684	597,788	1,177,853

	Predecessor		City Office REIT, Inc
	April 1, 2014 through April 20, 2014	January 1, 2014 through April 20, 2014	April 21, 2014 through September 30, 2014
Property management fees	27,265	234,882	384,615
Acquisition costs	—	806,344	745,003
Base management fees	—	—	411,471
Stock-based compensation	—	—	667,347
General and administrative	29,799	79,799	741,580
Depreciation and amortization	701,962	3,861,939	6,771,654

Total Operating Expenses	1,429,711	8,522,073	15,752,044

Operating income	351,536	1,241,635	858,337
Interest expense, net	(610,378)	(3,771,792)	(4,993,283)
Change in fair value of earn-out	—	—	(1,047,515)
Gain on equity investment	—	4,474,644	—

Net (Loss)/Income	(258,842)	1,944,487	(5,182,461)

Net Loss attributable to noncontrolling interests in properties	18,785	28,710	(37,036)

Net (Loss)/Income attributable to Predecessor	(240,057)	1,973,197	—

Net loss attributable to Operating Partnership noncontrolling interests			1,508,097

Net loss attributable to Stockholders			(3,711,400)

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying condensed consolidated and combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position and results of operations of the Company, the Operating Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate entities which own the properties are presented on a combined basis in the Predecessor financial statements.

The accompanying condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany balances and transactions have been eliminated on combination.

The information furnished in the accompanying condensed consolidated and combined financial statements reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the aforementioned condensed consolidated and combined financial statements for the interim periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These interim financial statements should be read in conjunction with the audited combined financial statements of the Predecessor for the year ended December 31, 2013, included in the Company’s final prospectus dated April 14, 2014.

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

Business Combinations

The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Acquisition costs are expensed as incurred in the accompanying combined statements of operations. Also, noncontrolling interests acquired are recorded at estimated fair market value.

The fair value of the tangible assets of an acquired property (which includes land, buildings and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

The fair value of above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rents. Below-market lease intangibles are recorded as part of acquired lease intangibles liability and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the noncancelable portion of the respective leases.

The fair value of acquired in-place leases are recorded based on the costs management estimates the Company would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, management evaluates the time period over which such occupancy level would be achieved and includes an estimate of the net operating costs incurred during the lease-up period. Acquired in-place leases are amortized on a straight-line basis over the term of the individual leases.

Revenue Recognition

The Company recognizes lease revenue on a straight-line basis over the term of the lease. Certain leases allow for the tenant to terminate the lease, but the tenant must make a termination payment as stipulated in the lease. If the termination payment is in such an amount that continuation of the lease appears, at the time of lease inception, to be reasonably assured, then the Company recognizes revenue over the term of the lease. The Company has determined that for these leases, the termination payment is in such an amount that continuation of the lease appears, at the time of inception, to be reasonably assured. The Company recognizes lease termination fees as revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the consolidated balance sheets.

If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.

Recoveries from tenants for real estate taxes, insurance and other operating expenses are recognized as revenues in the period that the applicable costs are incurred. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. Final billings to tenants for real estate taxes, insurance and other operating expenses did not vary significantly as compared to the estimated receivable balances.

Real Estate Properties

Real estate properties are stated at cost less accumulated depreciation, except land. Depreciation is computed on the straightline basis over estimated useful lives of:

Years
Buildings and improvement	29-50
Furniture, fixtures and equipment	4-7

Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Real Estate Properties

Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets, to be disposed of, are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value.

Offering Costs

Costs related to the IPO and Formation Transactions paid by the Company’s Predecessor were reimbursed from the proceeds of the IPO.

Income Taxes

The Company intends to elect to be taxed and to operate in a manner that will allow it to qualify as a REIT under the U.S. Internal Revenue Code (the “Code”) commencing with its taxable year ending December 31, 2014. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years.

For periods prior to the completion of the IPO and the Formation Transactions on April 21, 2014, no provision was made for U.S. federal, state or local income taxes because profits and losses of the Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts.

For periods subsequent to the completion of the IPO and the Formation Transactions, the taxable REIT subsidiaries are subject to federal, state and local corporate income taxes to the extent there is taxable income.

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

As of September 30, 2014, the Company held a 71.6% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Dividends

On May 12, 2014, the Company’s board of directors declared an initial, prorated cash dividend of $0.183 per share for the quarterly period from April 21 2014 through June 30, 2014, which is equivalent to a full quarterly dividend of $0.235. The dividend was payable on July 17, 2014 to stockholders and common unitholders of record on July 3, 2014. The $1.5 million in dividends was paid to stockholders and $0.6 million to common unitholders, totaling $2.1 million.

On September 15, 2014, the Company’s board of directors declared a cash dividend of $0.235 per share for the quarterly period from July 1, 2014 through September 30, 2014. The dividend was payable on October 17, 2014 to stockholders and common unitholders of record on October 3, 2014. Subsequent to September 30, 2014, $1.9 million in dividends was paid to stockholders and $0.8 million to common unitholders, totaling $2.7 million.

Equity-Based Compensation

The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting periods. See note 11 for further details.

Earnings per Share

The Company calculates net income per share based upon the weighted average shares outstanding during the period beginning April 2014. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 3,251,904 potentially dilutive shares outstanding related to the issuance of common units held by noncontrolling interests during the three and nine months ended September 30, 2014. However, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. As a result, the number of diluted outstanding shares was equal to the number of basic outstanding shares.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

3. Real Estate Investments

Acquisitions

During the three months and nine months ended September 30, 2014, the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Cherry Creek	January 2014	100%
Plaza 25	June 2014	100%
Lake Vista Pointe	July 2014	100%

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

The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed during the three and nine months ended September 30, 2014:

Cherry Creek
Land	$25,745,012
Buildings and improvements	15,771,277
Tenant improvements	4,372,849
Acquired intangible assets	12,009,085
Accounts payable and other liabilities	(815,378)
Lease intangible liability	(249,409)

Fair value of assets and liabilities at acquisition	$56,833,436

The Company recognized expenses relating to the Cherry Creek acquisition of $806,344 for the three and nine months ended September 30, 2014. A gain of $4.5 million was recognized from the fair value adjustment associated with the Predecessor’s original ownership due to a change in control, calculated as follows:

Fair value of assets and liabilities acquired	$56,833,436

Less existing mortgage in Cherry Creek	(36,000,000)

20,833,436

Less cash paid to seller	(12,020,893)

Fair value of 42.3% equity interest	8,812,543

Carrying value of investment in Cherry Creek	(4,337,899)

Gain on existing 42.3% equity interest	$4,474,644

On June 4, 2014, the Company, through its Operating Partnership, acquired 100% of CIO Plaza 25 Limited Partnership, a property in Denver, Colorado for $24.3 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed during the three and nine months ended September 30, 2014:

Plaza 25
Land	$1,764,235
Buildings and improvements	18,486,580
Tenant improvements	2,075,932
Acquired intangible assets	2,923,754
Prepaid expenses and other assets	1,926
Accounts payable and other liabilities	(640,630)
Lease intangible liability	(327,906)

Total consideration	$24,283,891

On July 18, 2014, the Company, through its Operating Partnership, acquired 100% of CIO Lake Vista Pointe Limited Partnership, a property in Dallas, Texas for $26.2 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed during the three and nine months ended September 30, 2014:

Lake Vista Pointe
Land	$4,115,158
Buildings and improvements	17,562,157
Tenant Improvements	2,581,839
Acquired intangible assets	3,682,828
Prepaid expenses and other assets	29,610
Accounts payable and other liabilities	(1,732,801)

Total consideration	$26,238,791

The operating results of the acquired properties, during the three and nine months ended September 30, 2014, since the date of acquisition have been included in the Company’s condensed consolidated and combined financial statements. The following table represents the results of the properties’ operations since the date of acquisition on a stand-alone basis.

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Operating revenues	$3,466,503	$7,190,976
Operating expenses	(2,920,995)	(6,625,117)
Interest	(753,974)	(3,124,948)

Net loss before gain on equity investment	$(208,466)	$(2,559,089)

The following table presents the unaudited revenues and income from continuing operations for Cherry Creek, Plaza 25 and Lake Vista Pointe on a pro forma basis as if the Predecessor had completed the acquisition of the properties as of January 1, 2013:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Total revenues as reported by City Office REIT, Inc. and Predecessor	$26,374,089	$14,625,527
Plus: Cherry Creek	—	5,186,771
Plaza 25	1,672,163	2,964,289
Lake Vista Pointe	1,879,889	2,591,968

Proforma total revenues	$29,926,141	$25,368,555

Total operating income as reported by the City Office REIT, Inc. and Predecessor	$2,099,972	$2,108,319
Property acquisition costs	1,551,347	(1,551,347)
Plus: Cherry Creek	—	527,261
Plaza 25	(91,120)	(161,531)
Lake Vista Pointe	289,237	398,246

Proforma operating income	$3,849,436	$1,320,948

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of September 30, 2014 and December 31, 2013 were comprised as follows:

September 30, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$6,980,813	$22,370,372	$12,535,456	$41,886,641	$(746,219)	$(138,218)	$(884,437)
Accumulated amortization	(3,131,678)	(8,604,160)	(3,155,524)	(14,891,362)	215,986	19,217	235,203

	$3,849,135	$13,766,212	$9,379,932	$26,995,279	$(530,233)	$(119,001)	$(649,234)

December 31, 2013	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$3,043,030	$14,885,115	$5,447,198	$23,375,343	$(168,904)	$(138,218)	$(307,122)
Accumulated Amortization	(1,306,326)	(6,536,311)	(1,781,143)	(9,623,780)	123,567	16,209	139,776

	$1,736,704	$8,348,804	$3,666,055	$13,751,563	$(45,337)	$(122,009)	$(167,346)

The Company has adjusted acquired lease intangibles and accounts payable and accrued liabilities as of December 31, 2013 in the amount of $649,192 to conform with the current period presentation as of September 30, 2014. There was no impact to net income resulting from this adjustment.

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows:

2014	$1,650,514
2015	6,343,804
2016	5,860,838
2017	3,605,134
2018	2,430,107
Thereafter	6,455,648

$26,346,045

5. Debt

The following table summarizes the secured indebtedness as of September 30, 2014 and December 31, 2013:

Property	September 30, 2014	December 31, 2013	Interest Rate as of September 30, 2014		Maturity
Revolving Credit Facility (1)	$6,400,000	$—	LIBOR +2.75	%(2)	April 2016
AmberGlen Mortgage Loan (3)	25,262,516	—	4.38%		May 2019
Midland Life Insurance (4)	95,000,000	—	4.34%		May 2021
Lake Vista Pointe (5)	18,460,000	—	4.28%		July 2018
Washington Group Plaza (5)	34,481,789	34,949,159	3.85%		July 2018
City Center (6)	—	22,333,938	—		June 2014
Central Fairwinds (7)	—	10,000,000	—		October 2015
Corporate Parkway (7)	—	19,133,333	—		April 2016
AmberGlen (8)	—	23,500,000	—		July 2017

Total	$179,604,305	$109,916,430

All interest rates are fixed interest rates with the exception of the revolving credit facility (“Revolving Credit Facility”) as explained in footnote 1 below.

(1)	The Revolving Credit Facility currently has $30 million authorized with $26.4 million available immediately. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Revolving Credit Facility bears an interest rate of LIBOR plus 2.75% and requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. The Revolving Credit Facility is cross-collateralized by Central Fairwinds and Plaza 25.
(2)	As of September 30, 2014, the 3 Month LIBOR rate was 0.27%.
(3)	Following the Formation Transactions, on April 29, 2014, we entered into a new mortgage loan in relation to the AmberGlen property for $25.4 million. The loan bears an interest rate of 4.38% and matures on May 1, 2019. The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until February 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest payable monthly plus principal based on 360 months of amortization.
(6)	Interest payable monthly plus monthly principal payment of $20,000. This loan was extinguished on April 21, 2014 in relation to the Formation Transaction.
(7)	Interest only payable monthly, principal due on maturity. This loan was extinguished on April 21, 2014 in relation to the Formation Transactions.
(8)	This AmberGlen loan was refinanced on April 29, 2014 with the new AmberGlen loan discussed in footnote (3) above.

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

The scheduled principal repayments of mortgage payable as of September 30, 2014 are as follows:

2014	$259,621
2015	1,065,209
2016	8,420,590
2017	2,873,753
2018	34,836,409
Thereafter	132,148,723

$179,604,305

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

As of September 30, 2014, the Company did not have any hedges or derivatives. As of December 31, 2013, the Predecessor had not designated its interest rate swap as a hedge. This derivative was not speculative and was used to manage the Predecessor’s exposure to interest rate movements and other identified risks, but the Predecessor elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. The interest rate swap was subsequently terminated upon completion of the IPO. The interest rate derivative outstanding as at December 31, 2013 was as follows:

Property	Type of Instrument	Notional amount	Maturity date	Effective rate	Fair Value as of December 31, 2013
City Center	Interest Rate Swap	$15,000,000	—	6.0%	$—

The fair value of the Central Fairwinds earn-out (note 9) was derived by making assumptions on the timing of the lease up of vacant space and the net effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 17,000 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the existing occupancy from 76% signed and committed at September 30, 2014 to 89% by September 2016 and stabilized at that level thereafter. The average net effective rent and incremental operating costs per square foot is assumed to be $14 and $4 respectively.

As of September 30, 2014, the estimated fair value of the earn-out liability is $8.0 million. The change in fair value for the three months ended September 30, 2014 was $1.0 million.

Level 3 sensitivity analysis:

The Company applies judgment in determining unobservable inputs used to calculate the fair value of Level 3 instruments. Level 3 instruments held by the Company include the earn-out. The unobservable inputs used in the valuation of the earn-out primarily include the net effective rent assumptions. A sensitivity analysis has been performed to determine the potential gain or loss by varying the significant unobservable inputs by increasing or decreasing them by 10%. The impact of applying these other reasonably possible inputs is a potential loss of $0.1 million and a potential gain of $0.1 million. This potential gain or loss would be recorded through profit and loss.

Fair Values of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Predecessor’s financial instruments approximate their fair value. The Predecessor determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $172,700,000 and $88,500,000 as of September 30, 2014 and December 31, 2013, respectively. Although the Predecessor has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

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

Deferred Offering and Financing Costs

Deferred offering and financing costs directly associated with the IPO and Formation Transactions of $4.9 million were reimbursed to Second City Capital Partners II, Limited Partnership, (“Second City”) upon the closing of the IPO.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of September 30, 2014 under noncancellable operating leases for the next five years and thereafter are as follows:

2014	$8,532,363
2015	35,048,004
2016	28,542,171
2017	20,887,708
2018	17,401,040
Thereafter	65,593,200

$176,004,486

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Two state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 44.0% of the Company’s total future minimum lease payments as of September 30, 2014.

9. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property (which is currently approximately 76.0% leased, including committed tenants), the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”). Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant (see note 6).

As of September 30, 2014, the estimated fair value of the earn-out liability is $8.0 million. The change in fair value for the three months ended September 30, 2014 was $1.0 million.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2014 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Earnings per Share

The following table shows the amounts used in computing the Company’s basic and diluted earnings per share. As of the three and nine months ended September 30, 2014, there is no dilution to earnings per share.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Numerator for loss per share – basic and diluted
Net loss	$(2,373,873)	$(3,237,974)
Less: Net loss attributable to noncontrolling interests in properties	(87,296)	(8,326)
Less: Net loss attributable to Predecessor	—	(1,973,197)
Less: Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	693,971	1,508,097

Numerator for loss per share – basic and diluted	$(1,767,198)	$(3,711,400)

Denominator for loss per share – basic and diluted	8,192,915	8,133,940

Basic and diluted loss per share	$(0.22)	$(0.46)

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

Noncontrolling Interests

Noncontrolling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. Noncontrolling interests consisted of 3,251,904 Operating Partnership units and represented approximately 28.4% of the Operating Partnership as of September 30, 2014. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of the completion of this offering or the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

Restricted Stock Units

The Company has an equity incentive plan (“Equity Incentive Plan”) for certain officers, directors, advisors and personnel, and, with approval of the board of directors, for subsidiaries, the Advisor and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including LTIP Units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the board of directors (the “plan administrator”).

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

On April 21, 2014, 352,272 restricted stock units (“RSUs”) were granted to the Company’s executive officers and one of the directors at a grant date fair value of $12.50 totaling $4.4 million. During the three months ended September 30, 2014 an additional 30,100 RSUs were granted to directors and non-executive employees of the Advisor. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three and nine months ended September 30, 2014, the Company recognized net compensation expense of $0.4 million and $0.7 million respectively related to the RSU’s.

A RSU award represents the right to receive shares of the Company’s common stock in the future, after the applicable vesting criteria, determined by the plan administrator, has been satisfied. The holder of an award of RSU has no rights as a stockholder until shares of common stock are issued in settlement of vested restricted stock units. The plan administrator may provide for a grant of dividend equivalent rights in connection with the grant of RSU; provided, however, that if the restricted stock units do not vest solely upon satisfaction of continued employment or service, any payment in respect to the related dividend equivalent rights will be held by the Company and paid when, and only to the extent that, the related RSU vest.

12. Subsequent Events

On November 7, 2014, the Company, through its Operating Partnership, entered into the Agreement of Purchase and Sale to acquire a property in Orlando, Florida for $26.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the condensed consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. and the City Office Predecessor (as defined in this section) for the periods ended September 30, 2014 and September 30, 2013.

References to “we,” “our,” “us,” and “the Company” refer to City Office REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including City Office REIT Operating Partnership L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this section as our Operating Partnership, except where it is clear from the context that the term only means City Office REIT, Inc.. References to the “City Office Predecessor” are to the real estate activity and holdings of the entities that own the historical interests in the AmberGlen, Central Fairwinds, City Center, Cherry Creek, Corporate Parkway and Washington Group Plaza properties.

Cautionary Statement Regarding Forward Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others: changes in the real estate industry and in performance of the financial markets; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; the amount and growth of our expenses; tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets; defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions, the failure to acquire or sell properties as and when anticipated; the outcome of claims and litigation involving or affecting the Company; the ability to satisfy conditions necessary to close pending transactions; our failure to maintain our status as real estate investment trust, or REIT; and other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to our reports on Form 8-K. The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.

Overview

Company

The Company was organized in the state of Maryland on November 26, 2013. On April 21, 2014, Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to our Operating Partnership in exchange for common units in our Operating Partnership. Both the Company and our Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, our Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of our Operating Partnership, the Company has the exclusive power under the partnership agreement to manage and conduct our Operating Partnership’s business, subject to limited approval and voting rights of the limited partners.

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

Pursuant to the Formation Transactions and exercise of the underwriters’ over-allotment option, our Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,610,765 shares of our common stock and $19.4 million of cash. On May 9, 2014, subsequent to the exercise of the underwriters’ overallotment option, 479,305 common units and 248,095 common stock were redeemed for $9.1 million in cash.

The Company intends to elect to be taxed and operate in a manner that will allow it to qualify as a REIT commencing with its taxable year ending December 31, 2014. Subject to qualification as a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Pursuant to the JOBS Act, the Company qualifies as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC. The Company has elected to opt out of such extended transition period. This election is irrevocable.

Indebtedness

In connection with the IPO and the related formation transactions, the Company, through our Operating Partnership, extinguished the mortgage loan secured by the Central Fairwinds property and completed a refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. On April 29, 2014, the Company, through its Operating Partnership, completed a $25.4 million refinancing of the AmberGlen property. Following the formation transactions, the Washington Group Plaza property remained subject to the existing mortgage loan. On June 13, 2014, in connection with the addition of Plaza 25 as an additional collateral security under the secured credit facility (“Secured Credit Facility”), we, through our Operating Partnership, exercised a portion of the accordion feature of the Secured Credit Facility and entered into an amendment to the credit agreement, thereby increasing the aggregate principal maximum amount available for borrowing under the Secured Credit Facility to $30 million.

For additional information regarding the new mortgage loan, the AmberGlen Mortgage loan, the Washington Mortgage loan and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

Upon completion of the IPO and the related Formation Transactions, we owned six office complexes comprised of 16 office buildings with a total of approximately 1.85 million square feet of NRA. As of September 30, 2014, our initial properties were approximately 91% leased (or 93% after giving effect to committed leases, the terms of which have not yet commenced).

Office Leases

Historically, most leases for our initial properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense stop, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses, however only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in the statements of operations. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Corporate Parkway property and the Lake Vista Pointe property have net leases. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

Interest Rate Contracts

As of September 30, 2014, the Company did not have any interest rate contracts.

Factors That May Influence Our Operating Results and Financial Condition

Business and Strategy

We focus on owning and acquiring office properties in select target markets. Our target markets generally possess favorable economic growth trends, growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, are generally low-cost centers for business operations, and exhibit favorable occupancy trends. We utilize our Advisor’s market-specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of September 30, 2014, our properties were approximately 92% leased (or 93% when giving effect to committed leases, the terms of which have not yet commenced). The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for the portfolio of our properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties. As a public company, we estimate that our annual general and administrative expenses will increase due to increased legal, insurance, accounting and other expenses related to corporate governance, SEC reporting and other compliance matters, compared to the period prior to the IPO.

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

Results of Operations

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

The three months ended September 30, 2014 include the combined results of the Company whereas the comparable three-month period in 2013 pertain to the results of the City Office Predecessor and accordingly may not be directly comparable due to the impact of the Formation Transactions on April 21, 2014. In the forthcoming comparison, we have highlighted the impact of the IPO and formation transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $3.2 million, or 46%, to $10.0 million for the three-month period ended September 30, 2014 compared to $6.8 million in the corresponding period in 2013. Revenue increased by $1.0 million from the acquisition of the Plaza 25 property in September 2014 and $0.6 million from the acquisition of Lake Vista Pointe in July 2014. $1.7 million of the increase is a result of the consolidation of the Cherry Creek property. In January 2014, we acquired the remaining 57.7% of the property we did not already own to bring our ownership to 100%, whereas previously the property was accounted for using the equity method. AmberGlen, City Center and Central Fairwinds revenues were relatively unchanged in comparison to the prior year. The remaining properties were relatively unchanged as a small increase in rental income at AmberGlen due to increased occupancy offset a decrease at Corporate Parkway due to the straight line rent calculation.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $2.8 million, or 45%, to $9.0 million for the three-month period ended September 30, 2014 compared to $6.2 million for the three-month period ended September 30, 2013. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Lake Vista Pointe and Cherry Creek properties contributed an additional $0.9 million, $0.4 million, and $1.6 million in rental income, respectively. The remaining properties were relatively unchanged as a small increase in rental income at AmberGlen due to increased occupancy offset a decrease at Corporate Parkway due to the straight line rent calculation.

Expense Reimbursement. Total expense reimbursement increased $0.4 million, or 108%, to $0.8 million for the three-month period ended September 30, 2014 compared to $0.4 million for the same period in 2013, primarily due to the acquisition of the Plaza 25, Lake Vista Pointe and Cherry Creek properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues remained relatively unchanged for the three-month period ended September 30, 2014 compared to the corresponding period in 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses consists of property operating expenses, as well as insurance, property taxes, property management fees, acquisition costs, base management fees, stock-based compensation, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $4.3 million, or 85%, to $9.4 million for the three-month period ended September 30, 2014, from $5.1 million for the same period in 2013, primarily due to the acquisitions described above. Total operating expenses increased by $1.0 million, $0.6 million and $1.4 million, respectively, from the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property and the consolidation of the Cherry Creek property beginning January 2014. AmberGlen, City Center, Corporate Parkway, Washington Group Plaza and Central Fairwinds operating expenses were unchanged in comparison to the prior year. The remaining $1.3 million increase relates to stock-based compensation, base management fees and general and administrative expenses in relation to the formation of the Company on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.0 million, or 53%, to $2.8 million for the three-month period ended September 30, 2014 compared to $1.8 million for the same period in 2013. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Lake Vista Pointe and Cherry Creek properties contributed an additional $0.3 million, $0.1 million and $0.6 million in additional property operating expenses, respectively.

Insurance. Insurance costs increased $0.1 million, or 16%, to $0.2 million for the three-month period ended September 30, 2014 compared to $0.1 million for the three-month period ended September 30, 2013 primarily due to the acquisition of the Plaza 25 and Lake Vista Pointe properties and the consolidation of the Cherry Creek property.

Property Taxes. Property taxes increased $0.3 million, or 64%, to $0.8 million for the three-month period ended September 30, 2014 compared to $0.5 million for the three-month period ended September 30, 2013. The increase is attributable to the acquisition of the Plaza 25 and Lake Vista Pointe properties and the consolidation of the Cherry Creek property.

Property Management Fees. Property management fees increased $0.1 million, or 57%, to $0.2 million for the three-month period ended September 30, 2014 compared to $0.1 million for the three-month period ended September 30, 2013, primarily due to the addition of the Plaza 25, Lake Vista Pointe and Cherry Creek properties.

Acquisition Costs. The acquisition costs in the current period of $0.4 million are related to the Lake Vista Pointe acquisition whereas in the prior period, there were no acquisitions.

Base Management Fee. Base management fee was $0.2 million for the three-month period ended September 30, 2014 representing the fee paid to our Advisor.

Stock-Based Compensation. Stock-based compensation was $0.4 million for the three-month period ended June 30, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions.

General and Administrative. General and administrative expenses were $0.4 million for the three-month period ended June 30, 2014 representing the public company costs incurred during the quarter which did not exist for the Predecessor.

Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 60%, to $4.1 million for the three-month period ended September 30, 2014 compared to $2.5 million for the same period in 2013, primarily due to the addition of the Plaza 25, Lake Vista Pointe and Cherry Creek properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $0.4 million, or 22%, to $2.0 million for the three-month period ended September 30, 2014, compared to $1.7 million, for the corresponding period in 2013. Interest expense increased $0.2 million, and $0.6 million, respectively, due to interest expense associated with the Lake Vista Pointe, and Cherry Creek property debt. The Plaza 25 property was acquired with cash from proceeds of the IPO and as a result did not lead to an increase in interest expense. Interest expense on the Secured Credit Facility was $0.1 million. These increases were offset by the pay-off of the Central Fairwinds debt at the IPO which resulted in savings of $0.2 million and lower financings costs of $0.1 million on each of AmberGlen, City Center and Corporate Parkway due to the debt refinancings at the IPO.

Change in Fair Value of Earn-Out. Change in fair value of earn-out was $0.9 million for the three-month period ended September 30, 2014 representing the change in the estimated fair value of the earn-out liability on the Central Fairwinds property due to the leasing activity that occurred at the property during the period.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

The nine months ended September 30, 2014 include the combined results of the Company for the period from April 21, 2014 through September 30, 2014, and the results of the City Office Predecessor for the period from January 1, 2014 through April 20, 2014. The comparable nine-month period in 2013 pertain to the results of the City Office Predecessor only and accordingly may not be directly comparable due to the impact of the Formation Transactions on April 21, 2014. The Company incurred a loss of $5.2 million since the date of IPO on April 21, 2014, which includes the loss on early extinguishment of City Office Predecessor debt of $1.7 million. In the forthcoming comparison, we have highlighted the impact of the IPO and formation transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $11.8 million, or 80%, to $26.4 million for the nine month period ended September 30, 2014 compared to $14.6 million in the corresponding period in 2013. Revenue increased by $0.8 million from the acquisition of the Corporate Parkway property in May 2013, $3.5 million from the acquisition of the Washington Group Plaza property in June 2013 and $1.3 million from the acquisition of the Plaza 25 property in June 2014, $0.7 million from the acquisition of the Lake Vista Pointe property in July 2015. AmberGlen increased total revenues by $0.3 million due to the increased occupancy at the property over the prior year. The remaining $5.2 million increase is a result of the consolidation of the Cherry Creek property. In January 2014, we acquired the remaining 57.7% of the property we did not already own to bring our ownership to 100%, whereas previously the property was accounted for using the equity method. AmberGlen, City Center and Central Fairwinds revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $11.1 million, or 85%, to $24.0 million for the nine month period ended September 30, 2014 compared to $12.9 million for the nine month period ended September 30, 2013. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Corporate Parkway, Washington Group Plaza, Plaza 25, Lake Pointe Vista and Cherry Creek properties contributed an additional $0.8 million, $3.4 million, $1.2 million, $0.5 million and $4.8 million in rental income, respectively. AmberGlen increased total revenues by $0.4 million due to the increased occupancy at the property over the prior year.

Expense Reimbursement. Total expense reimbursement increased $0.7 million, or 64%, to $1.8 million for the nine month period ended September 30, 2014 compared to $1.1 million for the same period in 2013, primarily due to the acquisition of the Washington Group Plaza, Plaza 25, Lake Vista Pointe and Cherry Creek properties described above. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any expense reimbursements.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues were unchanged at $0.6 million for the nine month period ended September 30, 2014 as compared to the corresponding period in 2013. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any other income and minimal other income was generated by Washington Group Plaza, Plaza 25, Lake Vista Pointe and Cherry Creek.

Operating Expenses

Total Operating Expenses. Total operating expenses consists of property operating expenses, as well as insurance, property taxes, property management fees, acquisition costs, base management fees, stock-based compensation, and general and administrative expenses and depreciation and amortization. Total operating expenses increased by $11.8 million, or 94%, to $24.3 million for the nine month period ended September 30, 2014, from $12.5 million for the same period in 2013, primarily due to the acquisitions described above. Total operating expenses increased by $2.7 million, $1.4 million, $0.6 million and $4.7 million, respectively, from the acquisition of the Washington Group Plaza property in June 2013, the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014 and the consolidation of the Cherry Creek property beginning January 2014. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any significant operating expenses. AmberGlen, City Center and Central Fairwinds operating expenses were relatively unchanged in comparison to the prior year. The remaining increase relates to stock-based compensation, base management fees and general and administrative expenses in relation to the formation of the Company on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $3.3 million, or 82%, to $7.3 million for the nine month period ended September 30, 2014 compared to $4.0 million for the same period in 2013. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Washington Group Plaza, Plaza 25, Lake Vista Pointe and Cherry Creek properties contributed an additional $1.2 million, $0.4 million, $0.1 million and $1.5 million in additional property operating expenses, respectively.

Insurance. Insurance costs increased $0.1 million, or 31%, to $0.5 million for the nine month period ended September 30, 2014 compared to $0.4 million for the nine month period ended September 30, 2013 primarily due to the acquisition of the Washington Group Plaza, Corporate Parkway, Plaza 25 and Lake Vista Pointe properties and the consolidation of the Cherry Creek property.

Property Taxes. Property taxes increased $0.8 million, or 75%, to $1.8 million for the nine month period ended September 30, 2014 compared to $1.0 million for the nine month period ended September 30, 2013 primarily due to the acquisition of the Washington Group Plaza, Corporate Parkway, Plaza 25 and Lake Vista Pointe properties and the consolidation of the Cherry Creek property.

Property Management Fees. Property management fees increased $0.2 million, or 56%, to $0.6 million for the nine month period ended September 30, 2014 compared to $0.4 million for the nine month period ended September 30, 2013, primarily due to the additions noted above.

Acquisition Costs. Acquisition costs increased $0.1 million, or 5%, to $1.6 million for the nine month period ended September 30, 2014 compared to $1.5 million for the nine month period ended September 30, 2013. The acquisition costs in the current year are related to the Plaza 25, Lake Vista Pointe and Cherry Creek acquisitions whereas in the prior year, the acquisition costs related to Washington Group Plaza and Corporate Parkway properties.

Base Management Fee. Base Management Fee was $0.4 million for the nine month period ended September 30, 2014 representing the fee paid to our Advisor.

Stock-Based Compensation. Stock-based compensation was $0.7 million for the nine month period ended September 30, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions.

General and Administrative. General and administrative expenses were $0.8 million for the nine month period ended September 30, 2014 representing the public company costs incurred since the completion of an initial public offering.

Depreciation and Amortization. Depreciation and amortization increased $5.4 million, or 103%, to $10.6 million for the nine month period ended September 30, 2014 compared to $5.2 million for the same period in 2013, primarily due to the addition of the Corporate Parkway, Washington Group Plaza, Plaza 25, Lake Vista Pointe and Cherry Creek properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $5.1 million, or 137%, to $8.8 million for the nine month period ended September 30, 2014, compared to $3.7 million for the corresponding period in 2013. Interest expense increased $0.7 million, $0.6 million, $0.2 million and $2.9 million, respectively, due to interest expense associated with the Corporate Parkway, Washington Group Plaza, Lake Pointe Vista and Cherry Creek property debt. Amortization of deferred financing fees increased $0.9 million over the prior period due to the accelerated amortization on the Cherry Creek bridge loan incurred by the City Office Predecessor. The loss on early extinguishment of City Office Predecessor debt is a result of the write-off of deferred amortization expense and prepayment penalties of $1.7 million related to the City Center, Central Fairwinds, Corporate Parkway and AmberGlen debt as part of the Formation Transactions.

Change in Fair Value of Earn-Out. Change in fair value of earn-out was $1.0 million for the nine month period ended September 30, 2014 representing the change in the estimated fair value of the earn-out liability on the Central Fairwinds property.

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

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

The Company had approximately $8.9 million of cash and cash equivalents and $13.2 million of restricted cash as of September 30, 2014. In addition, the Company drew down $6.4 million under the Secured Credit Facility in connection with is purchase of the Lake Vista Pointe property. It will continue to use the Secured Credit Facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, the proceeds from this offering and borrowings under our Secured Credit Facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our Secured Credit Facility pending permanent financing.

We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, we cannot assure you that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about the Company.

Consolidated Indebtedness as of September 30, 2014

As of September 30, 2014, the Company had approximately $179.6 million of outstanding consolidated indebtedness all of which is fixed rate debt. The following table sets forth information as of September 30, 2014 with respect to the Company’s outstanding indebtedness.

Debt	September 30, 2014	Interest Rate as of September 30, 2013		Maturity Date
Secured Credit Facility (1)	$6,400,000	LIBOR(2) +2.75	%(2)	April 2016
AmberGlen (3)	25,262,516	4.38%		May 2019
Midland Life Insurance (4)	95,000,000	4.34%		May 2021
Lake Vista Pointe (5)	18,460,000	4.28%		July 2024
Washington Group Plaza (5)	34,481,789	3.85%		July 2018

Total	$179,604,305

(1)	The Revolving Credit Facility currently has $30 million authorized with $26.4 million available immediately. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Revolving Credit Facility bears an interest rate of LIBOR plus 2.75% and requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. The Revolving Credit Facility is cross-collateralized by Central Fairwinds and Plaza 25.
(2)	As of September 30, 2014, the 3 Month LIBOR rate was 0.27%.
(3)	Following the Formation Transactions, on April 29, 2014, we entered into a new mortgage loan in relation to the AmberGlen property for $25.4 million. The loan bears an interest rate of 4.38% and matures on May 1, 2019. The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until February 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest payable monthly plus principal based on 360 months of amortization.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to the Company’s commitments as of September 30, 2014, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period
Contractual Obligation	Total	2014	2015-2016	2017-2018	More than 5 years
Principal payments on mortgage loans	$179,604,305	$259,621	$9,485,799	$37,710,162	$132,148,723
Interest payments	43,554,799	1,816,151	14,421,821	13,448,934	13,867,893
Tenant- related commitments	4,175,280	3,045,101	130,179	—	1,000,000

Total	$227,334,384	$5,120,873	$24,037,799	$51,159,096	$147,016,616

Cash Flows

Comparison of Period Ended September 30, 2014 to Period Ended September 30, 2013

Cash and cash equivalents were $8.9 million and $7.6 million as of September 30, 2014 and September 30, 2013, respectively.

Cash flow from operating activities. Net cash provided by (used in) operating activities decreased by $0.4 million to $6.0 million for the period ended September 30, 2014 compared to $6.4 million for the same period in 2013. The decrease was primarily attributable to the loss on early extinguishment of debt, offset by changes in rents receivable.

Cash flow to investing activities. Net cash used in investing activities decreased by $7.6 million to $65.7 million for the period ended September 30, 2014 compared to $73.3 million for the same period in 2013. The net cash used in investing activities in 2014 was used to acquire Plaza 25, Lake Vista Pointe and the remaining 57.7% ownership in the Cherry Creek property, complete tenant improvements and associated costs to acquire equipment and enhance capital assets.

Cash flow from financing activities. Net cash provided by financing activities decreased by $9.9 million to $61.4 million for the period ended September 30, 2014 compared to $71.3 million for the period ended September 30, 2013. Cash flow from financing activities is primarily derived from the proceeds from the sale of common stock, and the re-financing and mortgage proceeds on new financing as part of the formation transactions, offset by mortgage payments during the period.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We may use derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2014, the Company did not have any outstanding derivatives.

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

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2014, the Company did not have any outstanding derivatives.

As of September 30, 2014, approximately $173.2 million, or 96.4%, of our debt had fixed interest rates and approximately $6.4 million, or 3.6%, had variable interest rates. The variable rate indebtedness relates to borrowings under the Secured Credit Facility.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of September 30, 2014, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.1 million annually. If LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $0.1 million annually.

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

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by the report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

CITY OFFICE REIT, INC.

Date: November 13, 2014

By:	/s/ James Farrar
James Farrar

Chief Executive Officer

Date: November 13, 2014

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer