Form 10-K
period 2014-12-31
City Office REIT, Inc.
filed 2015-03-24
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland	98-1141883
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1075 West Georgia Street

Suite 2600

Vancouver, BC

V6E 3C9

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 806-3366

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filter	☐	Accelerated filter	☐

Non-accelerated filter	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $83.2 million, based on the closing sales price of $12.68 per share as reported on the New York Stock Exchange.

As of March 19, 2015 the registrant had 12,279,110 shares of common stock outstanding.

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Certain Relationships and Related Person Transactions, and Director Independence,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional and national economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases;

•	demand for and market acceptance of our properties for rental purposes;

•	our reliance on, and actual or potential conflicts of interest with, our Advisor;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary outside financing on favorable terms or at all;

•	changes in the availability of additional acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in “Risk Factors,” many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “City Office,” “CIO,” “Company,” “we,” “us” and “our” are to City Office REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including City Office REIT Operating Partnership, L.P., a Maryland limited partnership of which we are the sole general partner and through which we conduct substantially all of our business (our “Operating Partnership”). “Our Advisor” refers to our external advisor, City Office Real Estate Management Inc. “Second City” refers to Second City Capital Partners II, Limited Partnership. “Second City GP” refers to Second City General Partner II, Limited Partnership. “Gibralt” refers to Gibralt US, Inc. “GCC Amberglen” refers to GCC Amberglen Investments Limited Partnership. “CIO OP” refers to CIO OP Limited Partnership. “CIO REIT” refers to CIO REIT Stock Limited Partnership and CIO REIT Stock GP Limited Partnership. The “Second City Group” refers to Second City, any future real estate funds created by the principals of Second City, Second City GP, Gibralt, GCC Amberglen, CIO OP, CIO REIT and Daniel Rapaport. The “Administrator” refers to Second City Capital II Corporation. References to the “City Office Predecessor” or the “Predecessor” are to the real estate activity and holdings of the entities that own the historical interests in the AmberGlen, Central Fairwinds, City Center, Cherry Creek, Corporate Parkway and Washington Group Plaza properties.

PART I

ITEM 1. BUSINESS

Overview

We are an externally managed Maryland corporation, organized in the state of Maryland on November 26, 2013, focused on acquiring, owning and operating high-quality (Class A and B) office properties located primarily within our specified target markets in the United States. We currently have 12 primary target markets, which are located in metropolitan areas in the Southern and Western United States. We believe that our target markets possess a number of the following characteristics: favorable economic growth trends; growing populations with above average employment growth forecasts; a large number of government offices; large international, national and regional employers across diversified industries; low-cost centers for business operations; and proximity to large universities and increasing office occupancy rates. We also believe that there is a lower level of participation of large institutional investors in our target markets because they generally have concentrated on Gateway markets, which are commonly defined as New York, Los Angeles, Washington, D.C., Boston, Chicago and San Francisco. In addition, we believe that our target markets offer the opportunity for attractive risk-adjusted returns because these markets exhibit positive economic and demographic trends and ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs. We also believe that new construction of office properties has been limited in most of our target markets since 2008 because rental rates in these markets have generally not supported new development. We anticipate identifying additional target markets with the foregoing characteristics in the future. Within our target markets, we primarily focus on acquiring properties with a purchase price generally between $20 million and $50 million and expected cap rates between seven and nine percent as we believe that large institutional investors and public REITs are generally focused on larger acquisition opportunities. Additionally, we believe that it is challenging for many local buyers in our target markets to raise the debt and equity capital necessary to complete real estate transactions in excess of $20 million.

Our management team is provided by our Advisor. The principals of our Advisor, who have extensive experience in U.S. real estate markets, are James Farrar, our chief executive officer with over 10 years of U.S. experience, Gregory Tylee, our president and chief operating officer with over 12 years of U.S. experience, Anthony Maretic, our chief financial officer with over 16 years of U.S. experience and Samuel Belzberg, the president of our Advisor and one of our directors with over 48 years of U.S. experience. The Second City Group has existing relationships with the brokerage community and local operators in our target markets. We use local partners to manage and lease our geographically diversified portfolio so that we can benefit from their market knowledge, efficient operations and existing infrastructure without incurring the overhead associated with creating a real estate operation function in each of our markets.

At December 31, 2014, we owned nine office complexes comprised of 21 office buildings with a total of approximately 2.3 million square feet of NRA in the metropolitan areas of Boise (ID), Dallas (TX), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA) and Orlando (FL). We believe that our properties are high quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well maintained. We also believe that our properties have a stable and diverse tenant base, including federal and state governmental agencies and national and regional businesses. As of December 31, 2014, approximately 47.7% of the base rental revenue from our properties was derived from tenants in these markets that are federal or state government agencies or investment grade tenants. Our largest tenant is the Colorado Department of Public Health and Environment, whose lease at the Cherry Creek property represents approximately 13.9% of the base rental revenue of our portfolio and expires in 2026. Our properties also have a stable, long-term tenancy profile and our occupied and committed leases have staggered expirations and a weighted average remaining lease term to maturity of 4.6 years (9.4 years taking into account tenant renewal options). The majority of our leases are modified gross leases pursuant to which our tenants reimburse us for operating expenses, property taxes and insurance in excess of a base amount. The base rent amount of the majority of our leases includes annualized operating expenses, property taxes and insurance at the time the lease is signed. This structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income.

For further information on our target markets and the composition of our tenant base, see “Item 2. Properties.”

Most of the buildings included in our properties have undergone recent investment programs since being acquired with approximately $7.8 million of capital improvements and $15.8 million for tenant improvements and leasing commissions having been spent in the aggregate. As a result of these investments, occupancies throughout our properties have increased substantially. As of December 31, 2014, the weighted average in place occupancy rate of our properties was 93.4%.

Our Advisor

We are externally managed by our Advisor according to the terms set out in the Advisory Agreement. James Farrar (our chief executive officer) serves as vice president of our Advisor, Gregory Tylee (our chief operating officer and president) serves as vice president of our Advisor, Anthony Maretic (our chief financial officer, secretary and treasurer) serves as treasurer of our Advisor and Samuel Belzberg (a member of our board of directors) serves as president of our Advisor. The principals of our Advisor control the general partner of Second City. Second City began its investment activities in the spring of 2010 and was founded by James Farrar, Gregory Tylee and Gibralt US, Inc., a corporation indirectly owned by Samuel Belzberg. Mr. Belzberg founded First City Financial in the 1970s, built the company into a multi-billion dollar financial services organization with offices located across North America and Europe and founded a real estate company in the 1990s which at its peak operated 26 real estate projects throughout the United States and was ultimately sold to the Blackstone Group. In addition, Mr. Belzberg has been active in various real estate markets in the United States. Since its launch, Second City has obtained commitments for equity capital of over $150 million from institutional investors and high net worth individuals and has acquired real estate assets with a cost of over $580 million across a variety of asset classes in the United States. The Second City Group owns eight other office complexes totaling approximately 2.2 million square feet in Arizona, Florida, New York and Texas. The Second City Group also separately owns approximately 4,500 apartment units in Texas and New York and 330 acres of land held for future development in California and Texas. We believe Second City’s acquisition and investment activities of non-competitive properties in many of our target markets provides us with ready access to local operators and acquisition opportunities.

The principals of our Advisor, through the ownership of our common units and common stock, beneficially own an approximately 12.8% interest in our Company on a fully-diluted basis, which we believe aligns their interests with those of our stockholders.

Employees

Currently, we do not have any employees. Services necessary for our business are provided by our Advisor pursuant to the terms of the Advisory Agreement. Each of our executive officers is an employee or officer of our Advisor. Three accounting and finance employees of our Advisor, including Anthony Maretic, our chief financial officer, dedicate substantially all of their time to us. However, all of the other full-time employees of our Advisor spend substantial time on our matters. To the extent that we acquire more properties, we anticipate that the number of employees of our Advisor who devote time to our matters will increase and the number of our Advisor’s employees working out of local offices, if any, where we buy properties will also increase.

Our Competitive Strengths

We believe that the following competitive strengths continue to distinguish us from other owners and operators of office properties in our target markets and will enable us to continue to successfully operate and expand our portfolio.

Experienced Management Team: Our senior management team, led by James Farrar, our chief executive officer, Gregory Tylee, our president and chief operating officer, and Anthony Maretic, our chief financial officer, has an intimate knowledge and understanding of each of our properties as well as a strong familiarity with the local markets in which the properties are located. Mr. Farrar has over 15 years of experience in real estate acquisitions, management and finance and has completed acquisitions and divestitures with a combined enterprise value in excess of approximately $1.5 billion and has completed over $1.0 billion of financings. Mr. Tylee has over 20 years of experience negotiating and structuring complex real estate transactions and developments and has been involved in real estate transactions with a combined enterprise value of approximately $1.7 billion over the course of his career. Mr. Maretic has acted as chief financial officer and chief operating officer of Earls Restaurants Ltd. and has over 20 years of experience in financing, public company reporting requirements and internal controls.

Alignment of Interests with Established Local Operators: One component of management’s strategy is to invest in properties in markets where it has relationships with well-established local real estate operators that provide property management services and, in some cases, hold minority interests in the properties that they manage. We believe that this strategy of permitting local real estate operators to invest in our properties helps to align their interests with ours. Consistent with this strategy, eight of our nine properties are managed by well-established local real estate operators, many of which have invested equity with management in the past and three of which hold a minority interest in our properties, furthering the alignment of their interests with ours. These real estate operators typically manage or lease a large number of properties in the markets where our properties are located providing economies of scale and local market insight. For example, the Corporate Parkway property in Allentown, Pennsylvania, is self-managed by the sole tenant, Dun & Bradstreet, Inc. Our strategy of utilizing local real estate operators also eliminates the need for us to incur the overhead costs associated with creating a real estate operation function in each of our markets. We intend to continue this strategy of offering ownership interests and other incentives to local real estate operators, which we believe can enhance the operating performance of our properties and strengthen our relationships with them.

Properties with Attractive Real Estate Fundamentals: At December 31, 2014, we owned nine office complexes comprised of 21 office buildings with a total of approximately 2.3 million square feet of NRA in the metropolitan areas of Boise (ID), Dallas (TX), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA) and Orlando (FL). We believe that our target markets have a number of the following characteristics: favorable economic growth trends; growing populations with above average employment growth forecasts; a large number of governmental offices; large international, national and regional employers across diversified industries; low-cost centers for business operations; and proximity to large universities and increasing office occupancy rates.

Investment Grade Tenants and Well-Staggered Lease Maturities: As of December 31, 2014, approximately 47.7% of the base rental revenue of our properties was derived from tenants that are federal or state government agencies or investment grade tenants. Four of our top ten tenants are investment grade tenants, representing approximately 32.9% of the base rental revenue of our properties as of December 31, 2014. Our largest tenant is the Colorado Department of Public Health and Environment, whose lease at the Cherry Creek property represents approximately 13.9% of the base rental revenue of our properties and expires in 2026. Our properties also have a stable, long-term tenancy profile and our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 4.6 years (9.4 years taking into account tenant renewal options).

Experienced Board of Directors: Our board of directors has extensive experience in the real estate industry, in real estate capital markets and as public company directors. Our board of directors consists of six directors, four of whom are independent under the standards of the New York Stock Exchange (“NYSE”). Our independent directors are William Flatt, former chief financial officer as well as secretary and later chief operating officer of Parkway Properties, Inc., a NYSE listed REIT specializing in office properties in top-tier Sunbelt markets; John McLernon, formerly the chairman and chief executive officer of Colliers Macaulay Nicolls Group, a global commercial real estate service company; Mark Murski, a managing partner with Brookfield Financial Corp., a global investment bank; and Stephen Shraiberg, the president of Urban Property Management, Inc., a Denver-based real estate development and management company. Our chief executive officer, James Farrar, and the president of our Advisor, Samuel Belzberg, also serve as members of our board of directors.

Clearly-Defined Acquisition Strategy: We focus on acquiring office properties in our target markets that we believe possess the attractive economic and demographic characteristics described above. We use our Advisor’s market-specific knowledge as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors, which can result in attractive pricing levels and risk-adjusted returns. Within our target markets, we focus on acquiring properties with a purchase price generally between $20 million and $50 million and expected cap rates between seven and nine percent, as we believe that large institutional investors and public REITs generally prefer to target larger assets. Additionally, we believe that many local real estate operators in our target markets have difficulty raising the necessary debt and equity capital to complete acquisitions of more than $20 million.

Strong Lender Relationships: Our management team has strong lending relationships with various banks, insurance companies and CMBS platforms. As of December 31, 2014, we have an existing fixed rate debt of $189.9 million with a weighted average of 6.2 years to maturity and a weighted average interest rate of 4.3%. Our existing mortgages were provided by insurance companies and CMBS platforms. We also have an undrawn $30 million Secured Credit Facility with Key Bank National Association and our Secured Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval.

Business Objectives and Growth Strategies

Our principal business objective is to provide attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. Specifically, we intend to pursue the following strategies to achieve these objectives:

Internal Growth

We seek to manage our properties in a manner to increase their value by improving cash flow over time through our Advisor’s “hands on” approach to real estate management alongside local real estate operators. We focus on maintaining strong relationships with existing tenants, which we believe can help reduce marketing, leasing and tenant improvement costs required for new tenancies and minimize interruptions in rental revenue resulting from periods of vacancy and tenant renovations. Our internal growth strategy includes the following:

Seeking Contractual Rent Escalations: With respect to our properties as of December 31, 2014, the leases provide for contractual increases in base rental rates per square foot averaging approximately 2.6% per annum over the next three years. These rental escalations are expected to result in predictable increases in rental revenues for us over time. We will continue to seek to include contractual rent escalators in future leases to further facilitate predictable growth in rental income.

Leasing Currently Vacant Space: As of December 31, 2014, the weighted average in place occupancy rate of our properties was 93.4% and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe that our properties compete for tenants with other landlords that are capital constrained and may not be able to enhance their buildings’ appeal through capital investments or offer tenants attractive tenant improvement packages.

Implementing Improvements and Preventive Maintenance Programs: We seek to operate our portfolio as efficiently as possible. Site visits, property inspections and preventive maintenance programs are performed to ensure that our properties are well maintained so that we will minimize long-term capital expenditures. In addition, we actively pursue cost reduction initiatives, such as eliminating redundant or unnecessary expenses and engaging property tax appeal specialists to lower property tax costs, and make an ongoing effort to increase expense recoveries from tenants on new and renewed leases. We believe that there are opportunities for continued cost reductions at our properties. We also seek to acquire properties within close geographic proximity to one another in order to benefit from economies of scale in the operation of the properties by sharing property management among properties and having greater negotiating leverage with vendors.

Expanding Our Properties: We seek to enhance our asset base through select expansion and improvement of our properties. We believe that there are several expansion opportunities within our properties, including a potential development site, conversion of certain common areas to leasable space and increasing under reported rentable square footage due to the use of out of date measurement standards.

External Growth

Our external growth strategy includes the following:

Focusing on Acquisitions in Our Specified Target Markets: We seek to expand our portfolio through acquisitions of office properties primarily located in our target markets. We believe that current economic conditions and relatively low levels of competition from institutional buyers have created attractive investment opportunities for the acquisition of office properties in our target markets as compared to Gateway markets. We also use our management team’s market-specific knowledge as well as the expertise of our local real estate operators and our investment partners to identify acquisitions that we believe offer cash flow stability and price appreciation.

Leveraging Opportunities from Our Advisor: We benefit from the strong existing industry relationships of our management team, which has completed over $400 million in acquisitions since April 2013. Historically, our management team has proactively sourced acquisition opportunities through a number of channels, including targeting properties owned by our local property managers and through management’s relationships with local owners, investment brokers, mortgage brokers and lenders. We believe that through the activities of the Second City Group, our Advisor will be able to maintain relationships in our target markets that may result in acquisition opportunities for us. During the term of the Advisory Agreement (as defined in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Advisory Agreement”), we have an exclusive right of first opportunity to purchase any office property or property interest that the Second City Group (including any future funds created by the principals of Second City) or our Advisor identifies, provided that the property has greater than 85% occupancy and an average remaining lease term of more than three years.

Our Local Real Estate Operators

Eight of our nine properties owned at December 31, 2014 are managed by well-established local third-party real estate operators, six of which have invested equity with management in the past and three of which continue to hold a minority equity interest in the property, furthering the alignment of their interests with ours. These real estate operators typically manage or lease a large number of properties in the submarkets and markets where our properties are located, providing economies of scale and local market insight.

Idaho

The Washington Group Plaza property in Boise (ID) is managed by Thornton Oliver Keller (“TOK”), which provides real estate advisory services to property owners and is one of the largest commercial real estate firms in Idaho as measured by square footage under management. Established in 1991, TOK manages and lists nearly 500 properties for a wide range of clients. Because TOK is independent, it has relationships with brokers, lenders and appraisers around the country.

Colorado

The Cherry Creek property in Denver (CO) is managed by DPC Development Company (“DPC”), a privately held, Colorado-based owner and developer of over 2.5 million square feet of commercial properties, comprised of office, retail and industrial buildings. DPC provides management services to over 25 properties with 1.9 million square feet of space on behalf of its portfolio and third-party owners. DPC’s real estate operation division is fully integrated with on-site building engineers, experienced in-house management personnel and sophisticated accounting and budgeting. DPC, through its affiliates, is an active investor and developer in the Colorado commercial real estate market.

The Plaza 25 property in Denver (CO) is managed by Jones Lang LaSalle Incorporated (“JLL”). JLL is a professional services and investment management firm offering specialized real estate services to clients seeking increased value by owning, occupying and investing in real estate. With annual fee revenue of $4.0 billion and gross revenue of $4.5 billion, JLL has more than 200 corporate offices, operates in 75 countries and has a global workforce of approximately 53,000. On behalf of its clients, the firm provides management and real estate outsourcing services for a property portfolio of 3.0 billion square feet and completed $99.0 billion in sales, acquisitions and finance transactions in 2013.

Oregon

The AmberGlen property in Portland (OR) is managed by Felton Properties Inc. (“Felton”), a full-service real estate company that focuses on the acquisition, operation and management of commercial property. Felton was formed in 1997 and is based in Portland (OR), with offices located in downtown Portland, Bellevue (WA) and Westport (CT). Felton currently owns and manages over 2.5 million square feet of commercial real estate in Oregon, Washington and Colorado. Through institutional and private partnerships, Felton Properties Inc. and Felton Management Corp. have closed more than 25 acquisitions over the past 10 years representing over $500 million in acquisitions. Felton owns a 24% economic interest in the AmberGlen property, which we believe helps align the incentives of Felton with those of our stockholders.

Florida

The City Center property in St. Petersburg (FL), which is part of the Tampa metropolitan area, and both the Central Fairwinds property and Florida Research Park property in Orlando, Florida, are managed by Tower Realty Partners (“Tower”), a commercial real estate investment firm formed in 1987 and focused on value-added opportunities throughout Florida. Since its inception, Tower has executed over $1 billion in transactions. In 1997, Tower’s portfolio became the cornerstone of an initial public offering for Tower Realty Trust. In 1999, Tower’s senior management team purchased properties in Florida and Arizona from Tower Realty Trust and reestablished Tower Realty Partners. Currently, Tower’s assets represent over three million square feet of office and retail properties throughout Florida. Tower also provides a full spectrum of real estate services to complement its strategy. Tower has extensive experience in real estate investment, ownership, development, leasing and management. Tower and its partners own a 5% economic interest in the City Center property and a 10% interest in the Central Fairwinds property, which we believe aligns the interests of the real estate operator with those of our stockholders.

Pennsylvania

Our sole tenant at the Corporate Parkway property located in Allentown (PA), is a subsidiary of The Dun & Bradstreet Corporation and manages the property due to the fact that it is the sole tenant of the property, the duration of the lease, the scale of the property, its historical operation of the property and the confidential nature of some of its business lines.

Texas

The Lake Vista Pointe property in Lewisville (TX), is managed by Holt Lunsford Commercial (“Holt”). Holt was founded in May 1993 by Holt Lunsford, who is currently the chief executive officer, and is a Dallas-based commercial real estate service and investment company. The company’s core lines of business include development, construction management, leasing, property management, reporting, accounting, and insurance consulting and investments in the office, industrial, land and retail sectors. Holt is the third largest commercial real estate provider in the Dallas/Fort Worth Metropolitan area, overseeing over 47 million square feet in Dallas, Fort Worth, and Houston for private and institutional owners.

Competition

We compete with other REITs, public and private real estate companies, private real estate investors and lenders, both domestic and foreign, in acquiring and developing properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.

We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate put us at a competitive advantage when seeking acquisitions. However, many of our competitors have greater resources than we do, or may have a more flexible capital structure when seeking to finance acquisitions. We also face competition in leasing or subleasing available properties to prospective tenants. Some real estate operators may be willing to enter into leases at lower contractual rental rates (particularly if tenants, due to the economy, seek lower rents). However, we believe that our intensive management services are attractive to tenants and serve as a competitive advantage.

Segment and Geographic Financial Information

During 2014, we had one reportable segment, our office properties segment. For information about our office property revenues, long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of rental property may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean up and monitoring costs incurred by such parties in connection with the actual or threatened contamination.

Such laws typically impose clean up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken. These costs may be substantial, and can exceed the fair value of the property. The presence of contamination or the failure to properly remediate contamination on such property may adversely affect the ability of the owner, operator or tenant to sell or rent such property or to borrow using such property as collateral, and may adversely impact our investment in a property.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of the regulations. Federal, state and local environmental laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials.

We also may incur liability arising from mold growth in the buildings we own or operate. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, and others if property damage or personal injury occurs.

Prior to closing any property acquisition, if appropriate, we obtain such environmental assessments as may be prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally may include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information, indicates possible contamination or where our consultants recommend such procedures.

We believe that our properties are in compliance in all material respects with all federal, state and local environmental laws and regulations regarding hazardous or toxic substances and other environmental matters. We have not been notified by any governmental authority of any material non-compliance, liability or claim relating to hazardous or toxic substances or other environmental matter in connection with any of our properties.

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cityofficereit.com). All of these reports are made available on our Web site as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors are also available on our Web site at www.cityofficereit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 2600, 1075 West Georgia Street, Vancouver, British Columbia, V6E 3C9. Our telephone number is (604) 806-3366. The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Our Properties

There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Our financial performance and the value of our properties can be affected by many of these factors, including the following:

•	adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties or lease defaults by our tenants;

•	the national, regional and local economy, which may be negatively impacted by concerns about inflation, deflation and government deficit, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

•	local real estate conditions, such as an oversupply of, or a reduction in, demand for office space and the availability and creditworthiness of current and prospective tenants;

•	vacancies or ability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	changes in operating costs and expenses, including, without limitation, increasing labor and material costs, insurance costs, energy prices, environmental restrictions, real estate taxes and costs of compliance with laws, regulations and government policies, which we may be restricted from passing on to our tenants;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•	inability to refinance our indebtedness, which could result in a default on our obligation and trigger cross default provisions that could result in a default on other indebtedness;

•	the convenience and quality of competing office properties;

•	inability to collect rent from tenants;

•	our ability to secure adequate insurance;

•	our ability to secure adequate management services and to maintain our properties;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the Americans with Disabilities Act of 1990 (the “ADA”); and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, wind damage and floods, which may result in uninsured and underinsured losses.

In addition, because the yields available from equity investments in real estate depend in large part on the amount of rental income earned, as well as property operating expenses and other costs incurred, a period of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties, including any held by joint ventures, may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow amounts to cover fixed costs, and our financial condition, results of operations, cash flow, per share market price of our common stock and ability to satisfy our principal and interest obligations and to make distributions to our stockholders may be adversely affected.

Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.

We compete with numerous developers, owners and operators of office properties, many of which own properties similar to ours in the same submarkets in which our properties are located. Furthermore, undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in Gateway markets, which are commonly defined as New York, Los Angeles, Washington, D.C., Boston, Chicago and San Francisco. If our competitors offer space from existing or new buildings at rental rates below current market rates, or below the rental rates that we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those that we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain or attract tenants when our tenants’ leases expire. Our competitors may have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. As a result, our financial condition, results of operations, cash flows and market price of our common stock could be adversely affected.

A decrease in demand for office space may have a material adverse effect on our financial condition and results of operations.

Our portfolio of properties consists entirely of office properties and because we seek to acquire similar properties, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations. In addition, where a government agency is a tenant, which is the case for a number of our properties, austerity measures and governmental deficit reduction programs may lead government agencies to consolidate and reduce their office space, terminate their lease and decrease their workforce, which may reduce demand for office space in the government sector.

Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal of its lease or otherwise, could seriously harm our results of operations.

As of December 31, 2014, approximately 58.7% of the base rental revenue of our properties was derived from our ten largest tenants. Our largest tenant is the Colorado Department of Public Health and Environment, which accounted for approximately 13.9% of base rental revenue of our properties for the quarter ended December 31, 2014. The Corporate Parkway property is leased to a single tenant, Dun & Bradstreet, Inc., which accounted for approximately 8.0% of our annualized base rental revenue for the quarter ended December 31, 2014. In addition, the Lake Vista Pointe property is leased to a single tenant, Ally Financial, Inc. and the Florida Research Park property is leased to a single tenant, Kaplan, Inc. Our results of operations depend on our ability to collect rent from the Colorado Department of Public Health and Environment, Dun & Bradstreet, Inc. and other tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could seriously harm our results of operations.

We may be unable to secure funds for future tenant or other capital improvements or payment of leasing commissions, which could limit our ability to attract or replace tenants and adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend funds for tenant improvements, payment of leasing commissions and other concessions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. We may not be able to fund capital expenditures solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income excluding net capital gains each year to qualify as a REIT. As a result, our ability to fund tenant and other capital improvements or payment of leasing commissions through retained earnings may be limited. If we have insufficient capital reserves, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we are unable to secure financing on terms that we believe are acceptable or at all, we may be unable to make tenant and other capital improvements or payment of leasing commissions or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay leasing commissions or other expenses or pay distributions to our stockholders.

We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.

In order to retain existing tenants and attract new clients, we may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations and cash flow.

We depend on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy our debt obligations and make distributions to our stockholders.

In order to qualify as a REIT, we are generally required under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) to annually distribute at least 90% of our REIT taxable income, determined without regard to the distributions paid and excluding any net capital gain. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs), from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the necessary financing on favorable terms, in the time period that we desire or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our stockholders necessary to qualify as a REIT.

We have a substantial amount of indebtedness outstanding which may affect our ability to pay distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

Our total consolidated indebtedness, as of December 31, 2014, was approximately $189.9 million. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations or require us to retain cash for reserves;

•	we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans;

•	our default under any of our indebtedness with cross default provisions could result in a default on other indebtedness; and

•	cross default provisions on properties with minority parties could trigger indemnity obligations.

If any one of these events were to occur, our financial condition, results of operations, cash flows, market price of our common stock and ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirements necessary to qualify as a REIT.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2014, our indebtedness represented approximately 63.0% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect that our loan agreements will restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage, replace our Advisor or impose other limitations. Any such restriction or limitation may limit our ability to make distributions to you. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to qualify as a REIT.

We may engage in hedging transactions, which can limit our gains and increase exposure to losses.

Subject to qualifying as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, such downward adjustments, or “mark-to-market losses,” which would reduce our stockholders’ equity.

Hedging involves risk and typically involves costs, including transaction costs, that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to stockholders. We generally intend to hedge as much of the interest rate risk as our Advisor determines is in our best interests given the cost of such hedging transactions. The REIT tax rules may limit our ability to enter into hedging transactions by requiring us to limit our income from non-qualifying hedges. If we are unable to hedge effectively because of the REIT tax rules, we will face greater interest rate exposure than may be commercially prudent.

Economic conditions may adversely affect the real estate market and our income.

Continued concerns regarding the uncertainty over whether the U.S. economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of increased unemployment and underemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the mortgage market in the United States and a distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. This difficult operating environment could adversely affect our ability to generate revenues, thereby reducing our operating income and earnings.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, competition from other similar properties, our ability to provide or arrange for adequate maintenance, insurance and management and advisory services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates may adversely affect a property’s income and value. A rise in energy costs could result in higher operating costs, which may affect our results of operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. Events that could prevent us from raising or maintaining rents or cause us to reduce rents include layoffs, plant closings, relocations of significant local employers and other events reducing local employment rates, an oversupply of–or a lack of demand for–office space, a decline in household formation and the inability or unwillingness of tenants to pay rent increases.

Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partner’s financial condition and any disputes that may arise between us and our joint venture partners.

We have in the past co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other structures, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, co-tenancy or other entity. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment or take action that could jeopardize our REIT status. The funding of our capital contributions may be dependent on proceeds from asset sales, credit facility advances and/or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may in specific circumstances be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties, which could have an adverse impact on our financial condition, results of operations, cash flows and market price of our common stock.

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval or waivers from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that could increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flow and per share market price of our common stock.

We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties and our ability to make distributions to our stockholders.

Our properties may be subject to environmental liabilities. Under various federal, state and local laws, a current or previous owner, operator or tenant of real estate can face liability for environmental contamination created by the presence, discharge or threat of discharge of hazardous or toxic substances. Liabilities can include the cost to investigate, clean up and monitor the actual or threatened contamination and damages caused by the contamination or threatened contamination.

The liability under such laws may be strict, joint and several, meaning that we may be liable regardless of whether we knew of, or were responsible for, the presence of the contaminants, and the government entity or private party may seek recovery of the entire amount from us even if there are other responsible parties. Liabilities associated with environmental conditions may be significant and can sometimes exceed the value of the affected property. The presence of hazardous substances on a property may adversely affect our ability to sell or rent that property or to borrow using that property as collateral.

Environmental laws also:

•	may require the removal or upgrade of underground storage tanks;

•	regulate the discharge of storm water, wastewater and other pollutants;

•	regulate air pollutant emissions;

•	regulate hazardous materials’ generation, management and disposal; and

•	regulate workplace health and safety.

Existing conditions at some of our properties may expose us to liability related to environmental matters.

Independent environmental consultants have conducted Phase I or similar environmental site assessments on all of our properties. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments do not generally include subsurface investigations or mold or asbestos surveys. None of the recent site assessments revealed any past or present environmental liability that we believe would have a material adverse effect on our business, financial condition, cash flows or results of operations. However, the assessments may have failed to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

Costs of future environmental compliance could negatively affect our ability to make distributions to our stockholders, and remedial measures required to address such conditions could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our properties may contain asbestos or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem, which could adversely affect the value of the affected property and our ability to make distributions to our stockholders.

We are required by federal regulations with respect to our properties to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials (“ACMs”) and potential ACMs. We may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs at our properties as a result of these regulations. The regulations may affect the value of any of our properties containing ACMs and potential ACMs. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a property.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions.

The presence of ACMs or significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the ACMs or mold from the affected property. In addition, the presence of ACMs or significant mold could expose us to claims of liability to our tenants, their or our employees, and others if property damage or health concerns arise.

Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.

Certain of our properties are located in Florida, Idaho and Oregon, where natural disasters such as hurricanes and earthquakes are more common than in other states. Given recent extreme weather events across other parts of the United States, it is also possible that our other properties could incur significant damage due to other natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, our insurance includes deductible amounts and certain items may not be covered by insurance. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up costs or otherwise incur costs in connection with such events. Any of these events may have a material adverse effect on our business, cash flows, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, such as mold or asbestos, riots or war. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

If we experience a loss that is uninsured or exceeds policy limits, we could incur significant costs and lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Moreover, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect our results of operations and cash flows.

We have a limited operating history and may not be able to successfully operate our business or generate sufficient cash flow to make or sustain distributions to our stockholders.

We have a limited operating history. We are dependent on our Advisor to manage the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this annual report and that the value of your investment could decline substantially. We may not be able to generate sufficient cash flow over time to pay our operating expenses and make or sustain distributions to our stockholders.

We may be limited in our ability to diversify our investments making us more vulnerable economically than if our investments were diversified.

Our ability to diversify our portfolio may be limited both as to the number of investments owned and the geographic regions in which our investments are located. While we seek to diversify our portfolio by geographic location, we focus on our specified target markets that we believe offer the opportunity for attractive returns and, accordingly, our actual investments may result in concentrations in a limited number of geographic regions. As a result, there is an increased likelihood that the performance of any single property, or the economic performance of a particular region in which our properties are located, could materially affect our operating results.

We may acquire properties with lock-out provisions, or agree to such provisions in connection with obtaining financing, which may prohibit us from selling or refinancing a property during the lock-out period.

We may acquire properties in exchange for common units and agree to restrictions on sales or refinancing, called “lock-out” provisions, which are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. In addition, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Lock-out provisions could materially restrict us from selling, otherwise disposing of or refinancing properties. These restrictions could affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders and, therefore, could adversely impact the market value of our common stock. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties is subject to weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the recent economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, our ability to dispose of the properties that we acquired through our initial public offering within the four years immediately following the completion of our initial public offering and the related formation transactions (the “Formation Transactions”) is subject to certain limitations imposed by our tax protection agreements.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to adjust our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share market price of our common stock.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchasers which would reduce the value of our assets, impair our ability to make distributions to our stockholders and reduce the price of our common stock.

We may be unable to collect balances due on our leases from any tenants in bankruptcy, which could adversely affect our cash flow and the amount of cash available for distribution to our stockholders.

The bankruptcy or insolvency of one or more of our tenants may adversely affect the income produced by our properties. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. If a tenant files for bankruptcy, any or all of the tenant’s or a guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy rents from these entities or their properties, unless we receive an order from the bankruptcy court permitting us to do so. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. This claim could be paid only in the event funds were available and then only in the same percentage as that realized on other unsecured claims. Our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. Therefore, if a lease is rejected, it is unlikely we would receive any payments from the tenant or we would receive substantially less than the full value of any unsecured claims we hold, which would result in a reduction in our rental income, cash flow and the amount of cash available for distribution to our stockholders.

We may face additional risks and costs associated with owning properties occupied by government tenants, which could negatively impact our cash flows and results of operations.

As of December 31, 2014, we owned nine properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

In addition, some of our leases with government tenants may be subject to statutory or contractual rights of termination by the tenants, which will allow them to vacate the leased premises before the stated terms of the leases expire with little or no liability. For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to vacate our properties. If a significant number of such vacancies occur, our rental income may materially decline, our cash flow and results of operations could be adversely affected and our ability to pay regular distributions to you may be jeopardized.

Some of the leases at our properties contain “early termination” provisions which, if triggered, may allow tenants to terminate their leases without further payment to us, which could adversely affect our financial condition and results of operations and the value of the applicable property.

Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 25.1% of the base rental revenue from our properties as of December 31, 2014, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

The federal government’s “green lease” policies may adversely affect us.

In recent years, the federal government has instituted “green lease” policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®-CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy

Independence and Security Act of 2007 allows the General Services Administration to prefer buildings for lease that have received an “Energy Star” label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.

We may be unable to complete acquisitions and, even if acquisitions are completed, we may fail to successfully operate acquired properties.

Our business plan includes, among other things, growth through identifying suitable acquisition opportunities, consummating acquisitions and leasing such properties. We will evaluate the market of available properties and may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully develop or operate them is subject to, among others, the following risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from other REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may incur significant costs in connection with evaluation and negotiation of potential acquisitions, including acquisitions that we are subsequently unable to complete;

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully lease those properties to meet our expectations;

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•	even if we are able to finance the acquisition, our cash flows may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons dealing with former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

We may acquire properties in markets that are new to us. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced service providers. However, there can be no guarantee that all such risks will be eliminated.

Adverse market and economic conditions could cause us to recognize impairment charges or otherwise impact our performance.

We intend to review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the recent economic downturn), indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses would have a direct impact on our operating results because recording an impairment loss results in an immediate negative adjustment to our operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the real estate market deteriorates, we may reevaluate the assumptions used in our impairment analysis. Impairment charges could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share market price of, our common stock.

Litigation may result in unfavorable outcomes.

Like many real estate operators, we may be involved in lawsuits involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in us incurring substantial costs and harm our financial condition, results of operations, cash flows and ability to pay distributions to you.

We may invest in properties with other entities, and our lack of sole decision-making authority or reliance on a joint-venturer’s financial condition could make these joint venture investments risky and expose us to losses or impact our ability to qualify or maintain our qualification as a REIT.

We may co-invest in the future with third parties through partnerships, joint ventures or other entities. We may acquire non-controlling interests or share responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such events, we would not be in a position to exercise sole decision-making authority regarding the property or entity. Investments in entities may, under certain circumstances, involve risks not present were a third party not involved. These risks include the possibility that partners or joint-venturers:

•	might become bankrupt or fail to fund their share of required capital contributions;

•	may have economic or other business interests or goals that are inconsistent with our business interests or goals; and

•	may be in a position to take actions contrary to our policies or objectives or exercise rights to buy or sell at an inopportune time for us.

Such investments may also have the potential risk of impasses on decisions, such as a sale or refinancing of the property, because neither we nor the partner or joint-venturer would have full control over the partnership or joint venture. Disputes between us and partners or joint-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business or result in costs to terminate the relationship. Actions of partners or joint-venturers may cause losses to our investments and adversely affect our ability to qualify as a REIT. In addition, we may in certain circumstances be liable for the actions of our third-party partners or joint-venturers if:

•	we structure a joint venture or conduct business in a manner that is deemed to be a general partnership with a third party;

•	third-party managers incur debt or other liabilities on behalf of a joint venture which the joint venture is unable to pay, and the joint venture agreement provides for capital calls, in which case we could be liable to make contributions as set forth in any such joint venture agreement or suffer adverse consequences for a failure to contribute; or

•	we agree to cross default provisions or to cross-collateralize our properties with the properties in a joint venture, in which case we could face liability if there is a default relating to those properties in the joint venture or the obligations relating to those properties.

Compliance with the Americans with Disabilities Act and similar laws may require us to make significant unanticipated expenditures.

All of our properties and any future properties that we acquire are and will be required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. For those projects receiving federal funds, the Rehabilitation Act of 1973 (the “RA”) also has requirements regarding disabled access. Although we believe that our properties are substantially in compliance with the present requirements, we may incur unanticipated expenses to comply with the ADA, the RA and other applicable legislation in connection with the ongoing operation or redevelopment of our properties. These and other federal, state and local laws may require modifications to our properties, or affect renovations of our properties. Non-compliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures.

Our property taxes could increase due to property tax rate changes or reassessment, which may adversely impact our cash flows.

Even if we qualify as a REIT, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes that we pay in the future may increase substantially. In addition, the real property taxes on Cherry Creek are reduced due to having a government user as its largest tenant and loss of such tenant would increase the amount of property taxes. If the property taxes that we pay increase, our cash flow could be impacted, and our ability to pay expected distributions to our stockholders may be adversely affected.

It may be difficult to enforce civil liabilities against members of our board of directors, our officers or officers of our Advisor.

Some of the members of our board of directors, our officers and the principals of our Advisor reside in Canada, our Advisor is incorporated in British Columbia, Canada and substantially all of the assets of such persons are located in Canada. As a result, it may be difficult for you to effect service of process within the United States or in any other jurisdiction outside of Canada upon these persons or to enforce against them in any jurisdiction outside of Canada judgments predicated upon the laws of any such jurisdiction, including any judgment predicated upon the federal and state securities laws of the United States.

Risks Related to Our Status as a REIT

Our failure to qualify as a REIT would result in significant adverse tax consequences to us and would adversely affect our business and the value of our stock.

We intend to elect, and to continue to operate in a manner that will allow us to qualify, to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2014. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this annual report are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.

If we fail to qualify as a REIT in any taxable year, we will face serious adverse U.S. federal income tax consequences that would substantially reduce the funds available to distribute to you. If we fail to qualify as a REIT:

•	we would not be allowed to deduct distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could also be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock.

Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries are subject to tax as regular corporations in the jurisdictions in which they operate.

To qualify as a REIT, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding any net capital gain, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from:

•	differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes;

•	the effect of nondeductible capital expenditures;

•	the creation of reserves; or

•	required debt or amortization payments.

We may need to borrow funds at times when the then-prevailing market conditions are not favorable for borrowing. These borrowings could increase our costs or reduce our equity and adversely affect the value of our common stock.

If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be required to pay tax on its allocable share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum income tax rate applicable to “qualified dividends” payable to non-corporate U.S. stockholders, including individuals, trusts and estates, is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the market price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property held in inventory primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe-harbors.

To qualify as a REIT, we may be forced to forego otherwise attractive opportunities.

To qualify as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any qualified REIT subsidiary of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any qualified REIT subsidiary of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing status as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares of common stock.

At any time, the U.S. federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

Risks Associated with Our Advisor and the Advisory Agreement

Our Advisor and certain of its affiliates may have interests that diverge from the interests of our common stockholders.

We are subject to conflicts of interest arising out of our relationship with our Advisor and its affiliates. Our Advisor and its affiliates, including the executive officers and employees of our Advisor on whom we rely, could make substantial profits as a result of pursuing transactions that may not be in our best interest, which could have a material adverse effect on our operations and your investment. Examples of these potential conflicts of interests include:

•	competition for the time and services of personnel that work for us and our affiliates;

•	compensation and fees payable by us to our Advisor, none of which were the result of arm’s-length negotiations and may not be on market terms and are payable, in some cases, whether or not our stockholders receive distributions;

•	enforcement of the terms of contribution and other agreements relating to the contributions of direct and indirect interests in certain properties from affiliates of our Advisor;

•	the possibility that our Advisor and its affiliates may make investment or disposition recommendations to us in order to increase their own compensation even though the investments or dispositions may not be in the best interests of our stockholders; and

•	the possibility that we may acquire or merge with our Advisor, resulting in an internalization of our management functions.

We depend upon our Advisor to conduct our operations and, therefore, any adverse changes in the financial health of our Advisor or personnel, or our relationship with our Advisor, could hinder our operating performance and adversely affect the market price of our common stock.

We have no employees. Personnel and services that we require are provided to us under contracts with our Advisor. Our Advisor is controlled by Samuel Belzberg, president of our Advisor and one of our directors which provides him with control of the Advisor’s activities and personnel decisions. We depend on our Advisor to manage our operations and acquire and manage our portfolio of real estate assets. Our Advisor makes all decisions with respect to the management of our Company, subject to the supervision of, and any guidelines established by, our board of directors. Our Advisor depends upon the fees and other compensation that it receives from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.

Our Advisor has a limited operating history and the prior performance of programs sponsored by or affiliated with Second City may not be an indication of our future results.

Our Advisor was formed in July 2013 and never acted as an advisor or external manager to a public company prior to our initial public offering. Although the Second City Group has previously invested in office properties, you should not rely upon the past performance of other programs sponsored by or affiliated with the Second City Group to predict our future results. This is particularly true as none of the Second City Group’s prior investment programs intended to qualify as a REIT. There can be no assurance that we will continue to find suitable investments or generate sufficient cash flows to pay our operating expenses and make distributions to our stockholders.

The nature of our Advisor’s business, and our dependence on our Advisor, makes us subject to certain risks to which we would not ordinarily be subject based on our targeted investments.

While the directors have oversight responsibility with respect to the services provided by our Advisor pursuant to the Advisory Agreement, the services provided by our Advisor under such agreements are not performed by employees of our Company or our subsidiaries, but by our Advisor directly. Personnel and services that we require are provided to us under contracts with our Advisor. As a result, our Advisor has the ability to influence many matters affecting our Company and the performance of our properties now and in the foreseeable future.

The Advisory Agreement has an initial four-year term and will automatically be renewed for additional one-year terms unless terminated by either us or our Advisor upon prior notice. Accordingly, there can be no assurance that our Company will continue to have the benefit of our Advisor’s advisory services, including its executive officers, or that our Advisor will continue to be our manager. If our Advisor should cease for whatever reason to provide advisory services or be our manager, the cost of obtaining substitute services may be greater than the fees that we pay to our Advisor under the Advisory Agreement, and this may adversely impact our ability to meet our objectives and execute our strategy which could materially and adversely affect our cash flows, results of operations and financial condition.

If our Advisor loses or is unable to retain or obtain key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our cash flow and our ability to make cash distributions to our stockholders.

Our success depends to a significant degree upon the contributions of certain of the officers and other key personnel of our Advisor. We cannot guarantee that all, or any, will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our results of operations could suffer.

We believe that our future success depends upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in retaining and attracting such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the market price of our common stock may be adversely affected.

Termination of the Advisory Agreement, even for poor performance, could be difficult and costly, including as a result of termination fees, and may cause us to be unable to execute our business plan.

Termination of the Advisory Agreement without cause, even for poor performance, could be difficult and costly. Our agreement provides that we may terminate the Advisory Agreement only (i) for cause upon the affirmative vote of two-thirds of our independent directors or a majority of our outstanding common stock or (ii) a change of control of our Advisor upon the affirmative vote of our independent directors. If we terminate the agreement without cause or if our Advisor terminates the agreement because of a material breach of the agreement by us or as a result of a change of control of our Company, we must pay our Advisor a termination fee payable in cash, shares of our common stock or any combination thereof at the election of our Advisor. The termination fee, if any, will be equal to three times the amount of the acquisition and advisory fees earned by the Advisor for the 12 months preceding the termination. These provisions may substantially restrict our ability to terminate the Advisory Agreement without cause and would cause us to incur substantial costs in connection with such a termination. Furthermore, in the event that the Advisory Agreement is terminated and we are unable to identify a suitable replacement to manage us, our ability to execute our business plan could be adversely affected.

Our management structure and agreements and relationships with our Advisor may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

Our Advisor is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that are appropriate investments for us, as well as our individual operating and investment decisions. Our board of directors periodically reviews our operating and investment guidelines and our operating activities and investments, but it does not review or approve each decision made by our Advisor on our behalf. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided to it by our Advisor.

The potential for conflicts of interest as a result of our management structure may provoke dissident stockholder activities that result in significant costs.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, stockholder litigation, dissident stockholder director nominations and dissident stockholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with our Advisor and its affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention.

Risks Related to Our Organizational Structure

Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our Company under applicable Maryland law in connection with their management of our Company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Maryland law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our Company.

Additionally, the partnership agreement provides that we and our officers, directors and employees, will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we, or such officer, director or employee acted in good faith. The partnership agreement also provides that we will not be liable to our Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Moreover, the partnership agreement provides that our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees from and against any and all claims that relate to the operations of our Operating Partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful. No reported decision of a Maryland appellate court has interpreted provisions similar to the provisions of the partnership agreement of our Operating Partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to our Operating Partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.

The consideration that we paid for the properties and assets acquired by us in the Formation Transactions may exceed their aggregate fair market value.

The amount of consideration that we paid for the properties contributed in the Formation Transactions was based on management’s estimate of fair market value, including an analysis of market sales comparables, market capitalization rates for other properties and assets and general market conditions for such properties and assets. In certain instances, the amount of consideration that we paid was not negotiated on an arm’s-length basis and management’s estimate of fair market value may exceed the fair market value of these properties and assets.

Members of the Second City Group, CIO REIT and CIO OP in particular, own a substantial indirect beneficial interest in our Company on a fully-diluted basis and have the ability to exercise significant influence on our Company and our Operating Partnership, including the approval of significant corporate transactions.

As of December 31, 2014, the Second City Group owns approximately 4,350,005 common units and shares of our common stock, representing a 27.9% beneficial interest in our Company on a fully-diluted basis. In addition, our amended and restated bylaws have the effect of granting to the Second City Group the right to designate one nominee for election to our board of directors in accordance with, or as provided pursuant to, the partnership agreement, and the partnership agreement will limit any actions in contravention of an express provision of the partnership agreement, limit any transfers of our general partner interest in our Operating Partnership and prevent our voluntary withdrawal as the general partner based on the Second City Group’s ownership of common units. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Formation Transactions.” For so long as the Second City Group maintains a significant interest in our Company, they will have substantial influence on us and could exercise this influence in a manner that conflicts with the interest of other stockholders.

On or after April 21, 2015, the Second City Group may seek to redeem its common units and sell any common stock received in exchange therefor or in our initial public offering and the related Formation Transactions. No prediction can be made as to the effect, if any, a future sale of common stock by the Second City Group will have on the market price of the common stock prevailing from time to time. However, the future sale of a substantial number of our shares of common stock by the Second City Group, or the perception that such sale could occur, could adversely affect prevailing market prices for our common stock.

We are a holding company with no direct operations and, as such, we rely on funds received from our Operating Partnership to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.

We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we may declare on shares of our common stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We may have assumed unknown liabilities in connection with the Formation Transactions.

As part of the Formation Transactions, we acquired entities and assets that are subject to existing liabilities, some of which are unknown or unquantifiable at this time. These assumed liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with our predecessor entities (that had not been asserted or threatened prior to our acquisition), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the contributors of our assets, for these liabilities are limited. There can be no assurance that we are entitled to any such reimbursements or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

The contribution agreements executed pursuant to our Formation Transactions include certain representations and warranties by the contributors regarding the conditions of the properties. The contributors provide an indemnification to us for breaches of their representations and warranties under the contribution agreements. However, we are entitled to indemnification under the contribution agreements to the extent our damages exceed 1% of the consideration paid to the contributors. In addition, the indemnification in the contribution agreements is capped at 10% of the value of the consideration paid to the contributors. Therefore, it is possible that our liabilities will exceed our indemnification payments.

In addition, we have not obtained and do not intend to obtain new or additional title insurance, including any so called date down endorsements or other modifications to our existing title insurance policies. As a result, we may have acquired properties from the Second City Group with unknown material title defects or developments and our title insurance policies may not provide coverage against such defects or developments or insure for the current aggregate market value of our portfolio. There can be no assurance that our current title insurance policies will adequately protect us against any losses resulting from such title defects or adverse developments.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed or undiscovered environmental contamination

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.

Approximately 14.1%, 19.0% and 12.4% of our annualized cash basis rent is scheduled to expire in 2015, 2016 and 2017, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

Our business and operations would suffer in the event of system failures.

Despite system redundancy and the implementation of security measures for our IT networks and related systems, our systems are vulnerable to damages from any number of sources, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on our IT networks and related systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Any failure to maintain proper function, security and availability of our IT networks and related systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our operations. As such, any of the foregoing events could have a material adverse effect on our results of operations.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the U.S. Department of the Treasury, or OFAC, maintains a list of persons designated as terrorists or who are otherwise blocked or banned, or Prohibited Persons. OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons. Certain of our loan and other agreements may require us to comply with these OFAC requirements. If a tenant or other party with whom we contract is placed on the OFAC list, we may be required by the OFAC requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.

Our tax protection agreements could limit our ability to sell or otherwise dispose of certain properties.

In connection with our initial public offering and the related Formation Transactions, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in our initial properties in a taxable transaction prior to the fourth anniversary of the completion of the initial public offering, subject to certain exceptions, we will indemnify Gibralt, GCC Amberglen, Daniel Rapaport and CIO OP for their tax liabilities attributable to the built-in gain that exists with respect to our properties as of the time of our initial public offering and their tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, the Second City Group and its affiliates and certain of our officers may have a conflict of interest with respect to our determination as to these properties.

Our tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreements, our Operating Partnership is required to maintain a minimum level of indebtedness throughout the four years immediately following our initial public offering and the related Formation Transactions, regardless of whether such debt levels are otherwise required to operate our business. Moreover, our Operating Partnership may be required to provide Gibralt, GCC Amberglen, Daniel Rapaport and CIO OP with the opportunity to guarantee debt upon a future repayment, retirement, refinancing or other reduction of currently outstanding debt prior to the fourth anniversary of the completion of our initial public offering. After such fourth anniversary, our Operating Partnership will be required to use commercially reasonable efforts to provide the Protected Parties (as defined below) with an opportunity to guarantee its debt, provided that it will not be required to incur any debt that it otherwise would not have incurred. If we fail to make such opportunities available, we will be required to make a cash payment intended to approximate the sum of the tax liabilities resulting from our failure to make such opportunities available or to maintain the minimum level of indebtedness and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist the contributors and their owners in deferring the recognition of taxable gain as a result of and after our initial public offering and the related Formation Transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

Our charter, our amended and restated bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent our stockholders from receiving a premium for their shares.

Our charter contains ownership limits that may delay, defer or prevent a change of control transaction. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to qualify as a REIT. Unless exempted by our board of directors, our charter provides that no person may own more than 9.8% of the value of our outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of our common stock. Our board of directors may not grant such an exemption to any proposed transferee whose ownership in excess of 9.8% of the foregoing ownership limits would result in the termination of our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

We could authorize and issue stock without stockholder approval that may delay, defer or prevent a change of control transaction. Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of our common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors may also, without stockholder approval, amend our charter to increase the authorized number of shares of our common stock or our preferred stock that we may issue. Our board of directors could establish a class or series of common stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Certain provisions of Maryland law could delay, defer or prevent a change of control transaction. Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control. In some cases, such an acquisition or change of control could provide you with the opportunity to realize a premium over the then-prevailing market price of your shares. These MGCL provisions include:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding voting stock. A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. Business combinations with an interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes two super-majority voting requirements on such combinations; and

•	“control share” provisions that provide that holders of “control shares” of our Company acquired in a “control share acquisition” have no voting rights with respect to the control shares unless holders of two-thirds of our voting stock (excluding interested shares) consent. “Control shares” are shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer.

In the case of the business combination provisions of the MGCL, we opted out by resolution of our board of directors. In the case of the control share provisions of the MGCL, we opted out pursuant to a provision in our amended and restated bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL. Further, we may opt in to the control share provisions of the MGCL in the future by amending our bylaws, but only if such amendment is first approved by the affirmative vote of at least a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors.

Moreover, Subtitle 8 of Title 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors, without stockholder approval, and notwithstanding any contrary provision in the charter or bylaws, to any or all of five provisions of the MGCL which provide, respectively, that: (1) the corporation’s board of directors will be divided into three classes, (2) the affirmative vote of two-thirds of the votes entitled to be cast in the election of directors generally is required to remove a director, (3) the number of directors may be fixed only by vote of the directors, (4) a vacancy on its board of directors must be filled only by the remaining directors and that directors elected to fill a vacancy will serve for the remainder of the full term of the class of directors in which the vacancy occurred; and (5) the request of stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting is required for stockholders to require the calling of a special meeting of stockholders. We have elected by a provision in our charter to be subject to the provisions of Subtitle 8 relating to the filling of vacancies on our board of directors. In addition, without our having elected to be subject to Subtitle 8, our charter and amended and restated bylaws already (x) require the affirmative vote of holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors to remove a director from our board of directors, (y) vest in our board of directors the exclusive power to fix the number of directors and (z) require, unless called by our chairman, our president, chief executive officer or our board of directors, the request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast at the meeting to call a special meeting. We have not elected to create a classified board. Our board of directors has adopted a resolution prohibiting us from electing to be subject to the classified board provisions of Subtitle 8 unless such election is first approved by the affirmative vote of at least a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors. In the future, our board of directors may elect, without stockholder approval, for us to be subject to any of the other provisions of Subtitle 8.

Maryland law, and our charter and amended and restated bylaws, also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

The ability of our board of directors to revoke our REIT status without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Our board of directors may amend our investing and financing guidelines without stockholder approval, and, accordingly, you would have limited control over changes in our policies that could increase the risk that we default under our debt obligations or that could harm our business, results of operations and share price.

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio. Although our board of directors has not adopted a policy limiting the total amount of debt that we may incur, our Advisor intends to target a ratio of debt to total assets of 50% on future acquisitions. Our Advisor also intends to target a limit on our floating-rate debt that we may incur of no more than 20% of outstanding debt after giving effect to any interest rate hedges into which we may enter. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties that we may acquire or develop. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Our board of directors may alter or eliminate our current guidelines on investing and financing at any time without stockholder approval. Changes in our strategy or in our investing and financing guidelines could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make expected distributions to you. Higher leverage also increases the risk that we would default on our debt.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer generally has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty established by a final judgment and which is material to the cause of action.

In addition, our charter authorizes us to obligate our Company, and our amended and restated bylaws require us, to indemnify and pay or reimburse our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our Company, your ability to recover damages from such director or officer will be limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, we owned nine office complexes comprised of 21 office buildings with a total of approximately 2.3 million square feet of NRA in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA), Dallas (TX) and Orlando (FL). The following table presents an overview of our portfolio as of December 31, 2014.

Property	Metropolitan Area	Year Built/ Last Major Renovation(1)	Economic Interest	NRA (000s Square Feet)(2)	In Place Occupancy	In Place and Committed Occupancy(3)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(8)	Annualized Base Rent(4)	Largest Tenant by NRA
Initial Properties
Washington Group Plaza	Boise, ID	1970 – 1982 / 2012(5)	100.0%	558	89.0%	89.6%	$17.10	$17.10	$8,482,938	AECOM Technology Corporation(6)
Cherry Creek	Denver, CO	1962 – 1980 / 2012	100.0%	356	98.1%	100.0%	16.83	16.83	$5,874,490	State of Colorado Department of Health
AmberGlen	Portland, OR	1984 / 2002(7)	76.0%	353	95.6%	95.6%	15.78	17.13	$5,330,515	Planar Systems, Inc.
City Center	Tampa, FL	1984 / 2012	95.0%	241	93.3%	95.2%	23.04	23.04	$5,188,108	RBC Capital Markets
Corporate Parkway	Allentown, PA	2006	100.0%	178	100.0%	100.0%	17.66	24.66	$3,148,476	Dun & Bradstreet, Inc.
Central Fairwinds	Orlando, FL	1982 / 2013	90.0%	169	76.8%	76.8%	25.65	25.65	$3,325,893	Fairwinds Credit Union
Completed Acquisitions Since the IPO
Plaza 25	Denver, CO	1981 / 2006	100.0%	197	92.4%	92.4%	19.74	19.74	$3,588,109	Recondo Technology, Inc.
Lake Vista Pointe	Dallas, TX	2007	100.0%	163	100.0%	100.0%	13.50	20.00	$2,205,036	Ally Financial, Inc.
Florida Research Park	Orlando, FL	1999	100.0%	125	100.0%	100.0%	19.50	27.50	$2,427,750	Kaplan, Inc.

Total / Weighted Average:				2,340	93.4%	94.1%	$18.11	$19.83	$39,571,315

(1)	We define major renovation as significant upgrades, alterations or additions to building common areas, interiors, exteriors and/or systems.
(2)	NRA in thousands of square feet (“SF”).
(3)	Includes both in place and committed tenants, which we define as our tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of December 31, 2014.
(4)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2014 by (ii) 12. If rent abatements that were applied in December 2014 are subtracted from rental payments for December 2014, annualized rent would be $5,282,999 for the AmberGlen property (a decrease of $0.14 per net rentable square foot), $4,697,324 for the City Center property (a decrease of $2.18 per square foot) and $2,860,675 for the Central Fairwinds property (a decrease of $3.59 per square foot). The contractual rent abatements currently in place at the AmberGlen, City Center and Central Fairwinds properties will expire on or before December 2016. The other properties in our portfolio did not have any rent abatements in place for the month of December 2014. The Second City Group paid our Operating Partnership at the closing of our initial public offering a lump sum payment representing a reimbursement for the amount of all future contractual rent abatements in place at closing for existing tenants at the properties.
(5)	Plaza I was built in 1970 with the last major renovation completed in 2012; Plaza II was built in 1975 with the last major renovation completed in 2012; Central Plaza was built in 1982 with the last major renovation completed in 2011; and Plaza IV was built in 1982 with the last major renovation completed in 2010.
(6)	AECOM Technology Corporation acquired URS Corporation on October 17, 2014.
(7)	Building 1040 was built in 1984; Building 1195 was built in 1999; Building 1400 was built in 1984; Building 1600 was built in 1987; Building 2345 was built in 1998; and Building 2430 was built in 1998.
(8)	For Corporate Parkway, Lake Vista Pointe and Florida Research Park, the annualized base rent per square foot on a triple net basis was increased by $7.00, $6.50 and $8.00, respectively, to estimate a gross equivalent base rent. For Amberglen, the annualized gross rent per square foot includes a pro-rata increase of $7.00 for one tenant which is leased on a triple net basis.

Subsequent Acquisition—Logan Tower, Denver, Colorado

On February 4, 2015, we acquired the Logan Tower property, a 69,968 square foot building located in Denver’s uptown submarket. This purchase was closed all cash and the property will be contributed to our credit facility as additional security.

Lease Maturity Profile

The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.

Lease Maturity Schedule (as a Percentage of NRA)

(at December 31, 2014)

The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2014, plus available space, for each of the calendar years ending December 31, 2015 to December 31, 2024, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.6 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases	Percentage of Properties NRA	Annualized Base Rent(1)	Percentage of Properties Annualized Rent(1)	Annualized Rent per Leased Square Foot Expiring(2)	Annualized Base Rent (including Rate Abatement)	Annualized Rent per Leased Square Foot Expiring (Including Rate Abatement)(2)
Vacant and Contracted(3)	—	153,819	6.6%	$—	—%	$—	$—	$—
2015	20	320,895	13.7	5,586,363	14.1	17.41	5,586,363	17.41
2016	19	408,946	17.5	7,530,491	19.0	18.41	7,530,491	18.41
2017	22	293,035	12.5	4,908,727	12.4	16.75	4,838,658	16.51
2018	18	216,989	9.3	4,243,563	10.7	19.56	4,243,563	19.56
2019	20	193,788	8.3	4,103,120	10.4	21.17	3,848,317	19.86
2020	6	36,532	1.6	650,475	1.6	17.81	456,295	12.49
2021	7	323,842	13.8	5,398,880	13.6	16.67	5,032,833	15.54
2022	5	28,138	1.2	628,258	1.6	22.33	531,190	18.88
2023	1	2,022	0.1	15,600	0.0	7.72	15,600	7.72
2024	3	42,793	1.8	933,288	2.4	21.81	911,937	21.31
Thereafter	2	318,674	13.6	5,572,550	14.2	17.49	5,572,550	17.49

Total	123	2,339,473	100.0%	$39,571,315	100.0%	$18.11	$38,567,797	$17.65

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2014, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects actual rental rate for the month ended December 31, 2014, divided by the square feet under lease as of December 31, 2014.
(3)	14,924 square feet of contracted NRA related to seven tenants collectively at City Center, Washington Group Plaza and Cherry Creek.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. Our management does not believe that any such litigation will materially affect our financial position or operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE under the symbol “CIO” since April 15, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high, low and last sale prices of our common stock and the cash dividends per share of our common stock that we declared with respect to the periods indicated.

	High	Low	Last	Distributions
Second quarter (1) (2)	$12.95	$11.91	$12.68	$0.183
Third quarter (3)	$13.61	$12.34	$13.58	$0.235
Fourth quarter (4)	$13.49	$12.50	$12.80	$0.235

(1)	Information is provided only for the period from April 15, 2014 to June 30, 2014, as shares of our common stock did not begin trading publicly until April 15, 2014.
(2)	On May 12, 2014, we declared a dividend distribution to common stockholders of record and our Operating Partnership declared a distribution to holders of record of common units, in each case as of July 3, 2014, totaling $2.1 million, or $0.183 per share of common stock and common unit. This dividend distribution consisted of a pro rata dividend for the period from the consummation of our initial public offering on April 21, 2014 to June 30, 2014. The dividend distribution was paid on July 17, 2014.
(3)	On September 15, 2014, we also declared a dividend distribution to common stockholders of record and our Operating Partnership declared a distribution to holders of record of common units, in each case as of October 3, 2014, totaling $2.7 million, or $0.235 per share of common stock and common unit. The dividend distribution was paid on October 17, 2014.
(4)	On December 15, 2014, we also declared a dividend distribution to common stockholders of record and our Operating Partnership declared a distribution to holders of record of common units, in each case as of January 5, 2015, totaling $3.6 million, or $0.235 per share of common stock and common unit. The dividend distribution was paid on January 16, 2015.

On December 31, 2014, the closing sale price of our common stock on the NYSE was $12.80. AST is the transfer agent and registrar for our common stock. On December 31, 2014, we had approximately 3,032 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

Stock Performance Graph

The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders during the period April 21, 2014, the date our common stock began trading on the NYSE, through December 31, 2014, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on April 21, 2014. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITS that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

Unregistered Sales of Equity Securities

There has been no material change in our planned use of proceeds from our public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited historical consolidated and combined financial statements as of December 31, 2014 and 2013 and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

The following table sets forth summary financial and operating data on a consolidated pro forma and historical basis for our Company.

We had no business operations prior to completion of our initial public offering and the related Formation Transactions. As a result, the historical combined balance sheet data as of December 31, 2013 and December 31, 2012 reflects the financial condition of the City Office Predecessor and the consolidated balance sheet data as of December 31, 2014 reflects our financial condition. The results of operations for the year ended December 31, 2014 reflect the historical operations of the City Office Predecessor for the period from January 1, 2014 through April 20, 2014 and the historical results of operations of our Company for the period from April 21, 2014 through December 31, 2014.

The City Office Predecessor was not a legal entity, but rather a combination of certain real estate entities. The historical financial data of our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

The historical combined financial information as of and for the years ended December 31, 2014, 2013 and 2012 has been derived from our audited historical financial statements.

City Office REIT, Inc. and the City Office Predecessor

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Rental income	$33,236	$18,428	$9,992
Expense reimbursement	2,869	1,316	1,053
Other	791	747	471

Total Revenues	$36,896	$20,491	$11,516

Operating Expenses:
Property operating expenses	14,332	8,466	6,049
Acquisition costs	2,133	1,479	213
Stock-based compensation	1,091	—	—
General and administrative	1,314	—	—
Base management fee	682	—	—
Depreciation and amortization	14,729	7,775	3,956

Total Operating Expenses	34,281	17,720	10,218

Operating Income from Continuing Operations	2,615	2,771	1,298
Interest expense, net	(10,952)	(5,368)	(3,686)
Change in fair value of earn-out	(1,048)	—	—
Gain on acquisition	4,475	—	—
Canadian offering costs	—	(1,983)	—
Equity in income of unconsolidated entity	—	403	506

Net loss	(4,910)	(4,177)	(1,882)

Less:
Net (income)/income attributable to non-controlling interests in properties	(82)	44	287

Net income attributable to Predecessor	(1,973)
Net loss attributable to Predecessor		$(4,133)	$(1,595)

Net loss attributable to Operating Partnership unitholders’ non-controlling interest	1,955

Net loss attributable to stockholders	$(5,010)

Balance Sheet Data (as of end of period):
Real estate properties, net of accumulated depreciation	$211,828	$100,127	$42,172
Investments in unconsolidated entity	—	4,338	4,883
Total assets	301,506	142,990	61,015
Debt	189,940	109,916	53,257
Total liabilities	210,271	115,282	55,006
Stockholders’ and predecessor equity	80,111	26,624	6,149
Operating partnership unitholders’ non-controlling interests	11,878	—	—
Non-controlling interest in properties	(754)	1,084	(140)
Total equity	91,235	27,708	6,009
Other Data
Cash flows from/(to):
Operating activities	$7,787	$7,230	$5,375
Investing activities	(94,580)	(75,106)	(17,110)
Financing activities	114,527	71,897	13,374

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. and the City Office Predecessor (as defined in this section) for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012.

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to City Office REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including City Office REIT Operating Partnership L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this section as our Operating Partnership, except where it is clear from the context that the term only means City Office REIT, Inc. References to the “City Office Predecessor” are to the real estate activity and holdings of the entities that own the historical interests in the AmberGlen, Central Fairwinds, City Center, Cherry Creek, Corporate Parkway and Washington Group Plaza properties.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in “Risk Factors” and included in other portions of this document.

Overview

Company

We were formed as a Maryland corporation on November 26, 2013. On April 21, 2014, we completed our initial public offering (“IPO”) of shares of common stock. We contributed the net proceeds of the IPO to our Operating Partnership in exchange for common units in our Operating Partnership. Both we and our Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

Our interest in our Operating Partnership entitles us to share in distributions from, and allocations of profits and losses of, our Operating Partnership in proportion to our percentage ownership of common units. As the sole general partner of our Operating Partnership, we have the exclusive power under the partnership agreement to manage and conduct our Operating Partnership’s business, subject to limited approval and voting rights of the limited partners.

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $63.4 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.0 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO partially exercised their overallotment option with respect to an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds of approximately $9.8 million. The net proceeds to us were $9.1 million after deducting approximately $0.7 million in underwriting discounts. Our common stock began trading on the NYSE under the symbol “CIO” on April 15, 2014.

Pursuant to the Formation Transactions and exercise of the underwriters’ over-allotment option, our Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,858,860 shares of our common stock and $19.4 million of cash. On May 9, 2014, subsequent to the exercise of the underwriters’ overallotment option, 479,305 common units and 248,095 common stock were redeemed for $9.1 million in cash.

On December 10, 2014, we completed a public offering pursuant to which we sold 3,750,000 of our common stock to the public at a price of $12.50 per share. We raised $46.9 million in gross proceeds, resulting in net proceeds to us of approximately $43.7 million after deducting approximately $2.6 million in underwriting discounts and approximately $0.6 million in other expenses relating to the offering. On December 23, 2014, the underwriters of the offering exercised their overallotment option to purchase an additional 512,664 shares of our common stock at the offering price of $12.50 a share resulting in additional gross proceeds to us of approximately $6.4 million resulting in net proceeds to us of $6.1 million after deducting approximately $0.3 million in underwriting discounts. The net proceeds were used entirely to redeem 336,195 common units and 176,469 common stock held by the Operating Partnerships’ non-controlling interest.

We intend to elect to be taxed and to continue to operate in a manner that will allow us to qualify as a REIT commencing with our taxable year ending December 31, 2014. So long as we qualify as a REIT, we will be permitted to deduct distributions paid to our stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Pursuant to the Jumpstart Our Business Startups Act (the “Jobs Act”), we qualify as an emerging growth company (“EGC”). An EGC may choose to take advantage of the extended private company transition period provided for complying with new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC. We have elected to opt out of such extended transition period. This election is irrevocable.

Indebtedness

In connection with the IPO and the related Formation Transactions, we, through our Operating Partnership, extinguished the mortgage loan secured by the Central Fairwinds property and completed a refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. On April 29, 2014, our Company, through our Operating Partnership, completed a $25.4 million refinancing of the AmberGlen property. Following the Formation Transactions, the Washington Group Plaza property remained subject to the existing mortgage loan.

For additional information regarding the new mortgage loan, the AmberGlen Mortgage loan, the Washington Mortgage loan and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

Upon completion of the IPO and the related Formation Transactions, we owned six office complexes comprised of 16 office buildings with a total of approximately 1.85 million square feet of NRA. As of December 31, 2014, our initial properties were approximately 93% leased.

Office Leases

Historically, most leases for our initial properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Corporate Parkway property and the Lake Vista Pointe property have net leases. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

Interest Rate Contracts

As of December 31, 2014, we did not have any interest rate contracts.

Factors That May Influence Our Operating Results and Financial Condition

Business and Strategy

We focus on owning and acquiring office properties in our target markets. Our target markets generally possess what we believe are favorable economic growth trends, growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, are generally low-cost centers for business operations, and exhibit favorable occupancy trends. We utilize our Advisor’s market-specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2014, our properties were approximately 93.4% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for the portfolio of our properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.

Conditions in Our Markets

Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

Summary of Significant Accounting Policies

Basis of Preparation

The City Office Predecessor represents a combination of certain entities holding interests in real estate that are commonly controlled. Due to their common control, the financial statements of the separate entities which own our initial properties are presented on a combined basis.

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in combination.

Use of Estimates

We have made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these combined financial statements in conformity with GAAP. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Business Combinations

The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Acquisition costs are expensed as incurred in the accompanying combined statement of income. Also, non-controlling interests acquired are recorded at estimated fair market value.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on our determination of relative fair values of these assets. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions.

The fair value of above-market and below-market lease values are recorded based on the difference between the current in place lease rent and our estimate of current market rents. Below-market lease intangibles are recorded as part lease intangibles liability and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The fair value of acquired in place leases are recorded based on the costs we estimate we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over such occupancy level would be achieved and include an estimate of the net operating costs incurred during the lease-up period.

Revenue Recognition

We recognize lease revenue on a straight-line basis over the term of the lease. Certain leases allow for the tenant to terminate the lease, but the tenant must make a termination payment as stipulated in the lease. If the termination payment is in such an amount that continuation of the lease appears, at the time of lease inception, to be reasonably assured, then we recognize revenue over the term of the lease. We have determined that for these leases, the termination payment is in such an amount that continuation of the lease appears, at the time of inception, to be reasonably assured. We recognize lease termination fees as other revenue in the period received and write off unamortized lease-related intangible and other lease-related account balances, provided there are no further obligations by us under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the combined balance sheets.

If we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.

Recoveries from tenants for real estate taxes, insurance and other operating expenses are recognized as revenues in the period that the applicable costs are incurred. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year. Final billings to tenants for real estate taxes, insurance and other operating expenses did not vary significantly as compared to the estimated receivable balances.

Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Real Estate Properties

Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. We review our real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. We measure and record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases in which we do not expect to recover our carrying costs on properties held for use, we reduce our carrying costs to fair value. We do not believe that the values of our properties are impaired as of December 31, 2014 and December 31, 2013.

Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We have not elected to designate any instruments as a hedge under ASC 815-10.

Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable and Accrued Liabilities

We estimate that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Mortgage Loans Payable

We determine the fair value of City Office’s and the City Office Predecessor’s fixed rate debt based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, we have determined that the fair value of these instruments was $192.5 million and $88.5 million as of December 31, 2014 and December 31, 2013, respectively. Loans with variable rate interest are excluded from the amount noted as the carrying value approximates the fair value. Although we have determined that the majority of the inputs used to value fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2014 and December 31, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the City Office Predecessor’s fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of the City Office Predecessor’s fixed rate debt. Accordingly, mortgage loans payable have been classified as Level 2 fair value measurements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.

In February 2015, FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities (“VIE”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of Topic 810 will have on our financial statements.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(b) of the Securities Act, for complying with new or revised financial accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Results of Operations

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

The year ended December 31, 2014 includes our combined results for the period from April 21, 2014 through December 31, 2014, and the results of the City Office Predecessor for the period from January 1, 2014 through April 20, 2014. The comparable period in 2013 pertain to the results of the City Office Predecessor only and accordingly may not be directly comparable due to the impact of the Formation Transactions on April 21, 2014. We incurred a loss of $5 million since the date of IPO on April 21, 2014, which includes the loss on early extinguishment of City Office Predecessor debt of $1.7 million. In the forthcoming comparison, we have highlighted the impact of the IPO and Formation Transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $16.4 million, or 80%, to $36.9 million for the year ended December 31, 2014 compared to $20.5 million in the corresponding period in 2013. Revenue in 2014 increased by $1.2 million from the acquisition of the Corporate Parkway property in May 2013, $3.5 million from the acquisition of the Washington Group Plaza property in June 2013 and $2.3 million from the acquisition of the Plaza 25 property in June 2014, $1.7 million from the acquisition of the Lake Vista Pointe property in July 2014 and $0.3 million from the acquisition of Florida Research Park in November 2014. City Center increased total revenues by $0.4 million due to the increased occupancy at the property over the prior year. The remaining $7.0 million increase is a result of the consolidation of the Cherry Creek property. In January 2014, we acquired the remaining 57.7% of the property we did not already own to bring our ownership to 100%, whereas previously the property was accounted for using the equity method. AmberGlen and Central Fairwinds revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $14.8 million, or 80%, to $33.2 million for the year ended December 31, 2014 compared to $18.4 million for the year ended December 31, 2013. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Corporate Parkway, Washington Group Plaza, Plaza 25, Lake Pointe Vista, Florida Research Park and Cherry Creek properties contributed an additional $1.2 million, $3.4 million, $2.2 million, $1.1 million, $0.3 million and $6.4 million in rental income, respectively to 2014 rental income. City Center increased total revenues by $0.2 million due to the increased occupancy at the property over the prior year.

Expense Reimbursement. Total expense reimbursement increased $1.6 million, or 118%, to $2.9 million for the year ended December 31, 2014 compared to $1.3 million for the same period in 2013, primarily due to the acquisition of the Washington Group Plaza, Plaza 25, Lake Vista Pointe, Florida Research Park and Cherry Creek properties described above. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any expense reimbursements.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues were unchanged at $0.8 million for the year ended December 31, 2014 as compared to the corresponding period in 2013. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any other income and minimal other income was generated by Washington Group Plaza, Plaza 25, Lake Vista Pointe, Florida Research Park and Cherry Creek.

Operating Expenses

Total Operating Expenses. Total operating expenses consists of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, and general and administrative expenses and depreciation and amortization. Total operating expenses increased by $16.6 million, or 95%, to $34.3 million for the year ended December 31, 2014, from $17.7 million for the same period in 2013, primarily due to the acquisitions described above. Total operating expenses increased by $2.6 million, $2.3 million, $1.3 million, $0.4 million and $5.9 million, respectively, from the acquisition of the Washington Group Plaza property in June 2013, the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014, the acquisition of Florida Research Park property in November 2014 and the consolidation of the Cherry Creek property beginning January 2014. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any significant operating expenses. AmberGlen, City Center and Central Fairwinds operating expenses were relatively unchanged in comparison to the prior year. The remaining increase relates to stock-based compensation, base management fees and general and administrative expenses in relation to our formation on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $5.8 million, or 69%, to $14.3 million for the year ended December 31, 2014 compared to $8.5 million for the same period in 2013. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Washington Group Plaza, Plaza 25, Florida Research Park, Lake Vista Pointe and Cherry Creek properties contributed an additional $1.7 million, $1.1 million, $0.1 million, $0.5 million and $2.3 million in additional property operating expenses, respectively. City Center increased property operating expenses by $0.1 million due to the increased occupancy at the property over the prior year.

Acquisition Costs. Acquisition costs increased $0.6 million, or 44%, to $2.1 million for the year ended December 31, 2014 compared to $1.5 million for the year ended December 31, 2013. The acquisition costs in the current year are related to the Plaza 25, Lake Vista Pointe, Florida Research Park and Cherry Creek acquisitions whereas in the prior year, the acquisition costs were related to the Washington Group Plaza and Corporate Parkway properties.

Base Management Fee. Base Management Fee was $0.7 million for the year ended December 31, 2014 representing the fee paid to our Advisor.

Stock-Based Compensation. Stock-based compensation was $1.1 million for the year ended December 31, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions.

General and Administrative. General and administrative expenses were $1.3 million for the year ended December 31, 2014 representing the public company costs incurred since the completion of our initial public offering.

Depreciation and Amortization. Depreciation and amortization increased $6.9 million, or 88%, to $14.7 million for the year ended December 31, 2014 compared to $7.8 million for the same period in 2013, primarily due to the addition of the Corporate Parkway, Washington Group Plaza, Plaza 25, Lake Vista Pointe, Florida Research Park and Cherry Creek properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $5.6 million, or 104%, to $11.0 million for the year ended December 31, 2014, compared to $5.4 million for the corresponding period in 2013. Interest expense increased $0.5 million, $0.6 million, $0.4 million. $0.1 million and $3.5 million, respectively, due to interest expense associated with the Corporate Parkway, Washington Group Plaza, Lake Pointe Vista, Florida Research Park and Cherry Creek property debt. Amortization of deferred financing fees increased $0.8 million over the prior period due to the accelerated amortization on the Cherry Creek bridge loan incurred by the City Office Predecessor. The loss on early extinguishment of City Office Predecessor debt is a result of the write-off of deferred amortization expense and prepayment penalties of $1.7 million related to the City Center, Central Fairwinds, Corporate Parkway and AmberGlen debt as part of the Formation Transactions.

Change in Fair Value of Earn-Out. Change in fair value of earn-out was $1.0 million for the year ended December 31, 2014 representing the change in the estimated fair value of the earn-out liability on the Central Fairwinds property.

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

Cash Flows

Comparison of Period Ended December 31, 2014 to Period Ended December 31, 2013

Cash and cash equivalents were $34.9 million and $7.1 million as of December 31, 2014 and December 31, 2013, respectively.

Cash flow from operating activities. Net cash provided by (used in) operating activities increased by $0.6 million to $7.8 million for the year ended December 31, 2014 compared to $7.2 million for the prior year. The increase was primarily attributable to the increase in straight-line and rents receivable.

Cash flow to investing activities. Net cash used in investing activities increased by $19.5 million to $94.6 million for the year ended December 31, 2014 compared to $75.1 million for the prior year. The net cash used in investing activities in 2014 was used to acquire Plaza 25, Lake Vista Pointe, Florida Research Park and the remaining 57.7% ownership in the Cherry Creek property, complete tenant improvements and associated costs, acquire equipment and enhance capital assets.

Cash flow from financing activities. Net cash provided by financing activities increased by $42.6 million to $114.5 million for the year ended December 31, 2014 compared to $71.9 million for the prior year. Cash flow from financing activities is primarily derived from the proceeds from the sale of common stock during the IPO and secondary offering, the re-financing and mortgage proceeds on new financing as part of the Formation Transactions, offset by mortgage payments during the period.

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $9.0 million, or 78%, to $20.5 million for the year ended December 31, 2013 compared to $11.5 million in the corresponding period in 2012. Approximately $0.3 million of the increase resulted from the acquisition of the Central Fairwinds property in May 2012 as the year ended December 31, 2013 includes a full period of rental and other income from this property. Revenue also increased by $2.0 million from the acquisition of the Corporate Parkway property in May 2013 and $5.1 million from the acquisition of the Washington Group Plaza property in June 2013. The remaining increase of $1.6 million in revenues is driven by increased occupancy at the City Center and AmberGlen properties, both of which were owned throughout both periods.

Rental Income. Rental income includes net rental income, income from the City Office Predecessor’s ground lease and lease termination income. Total rental income increased $8.4 million, or 84%, to $18.4 million for the year ended December 31, 2013 compared to $10.0 million for the year ended December 31, 2012. The increase in rental income was primarily due to the acquisitions described above and an increase in average occupancy year-over-year at the City Center and AmberGlen properties. The increase in rental income contributed by a full year of operating results at the Central Fairwinds property was a total of $0.2 million. The acquisition of the Corporate Parkway and Washington Group Plaza properties contributed an additional $2.0 million and $4.8 million in additional rental income, respectively. The remaining increase of $1.4 million was due to an increase in average occupancy year-over-year for the City Center and AmberGlen properties.

Expense Reimbursement. Total expense reimbursement increased $0.3 million, or 25%, to $1.3 million for the year ended December 31, 2013 compared to $1.0 million for the year ended December 31, 2012, primarily due to the acquisition of the Central Fairwinds and Washington Group Plaza properties described above. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any expense reimbursements. Increase in expense reimbursement was also driven by overall increase in occupancy at AmberGlen for the year ended December 31, 2013 when compared with December 31, 2012. Expense reimbursement increased $0.3 million as a result of the Washington Group Plaza property acquisition. The Central Fairwinds and City Center expense reimbursements remained consistent year over year.

Other. Other revenues includes parking, signage and other miscellaneous income. Total other revenues increased $0.2 million, or 58%, to $0.7 million for the year ended December 31, 2013 compared to $0.5 million for the year ended December 31, 2012, primarily due to increased parking income at City Center and Central Fairwinds. The Corporate Parkway property, which was acquired in May 2013, is a net lease and does not have any other income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as property acquisition costs, and depreciation and amortization. Total operating expenses increased by

$7.5 million, or 73%, to $17.7 million for the year ended December 31, 2013, from $10.2 million for the same period in 2012. This increase in total operating expenses is attributable primarily to the factors discussed below.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.5 million, or 40%, to $8.5 million for the year ended December 31, 2013 compared to $6.0 million for the year ended December 31, 2012. The increase in property operating expenses was due to an increase of $0.6 million for the year ended December 31, 2013, which includes a full period of operating expense from the Central Fairwinds property and an increase of $2.1 million due to the acquisition of the Washington Group Plaza property. This increase was offset by a decrease of $0.2 million in operating expenses due to cost savings initiatives implemented at the City Center and AmberGlen properties.

Property Acquisition Costs. Property acquisition costs increased $1.3 million to $1.5 million for the year ended December 31, 2013 as a result of the Corporate Parkway and Washington Group Plaza acquisitions during the period compared to $0.2 million for the year ended December 31, 2012 when the Central Fairwinds property was acquired.

Depreciation and Amortization. Depreciation and amortization increased $3.8 million, or 97%, to $7.8 million for the year ended December 31, 2013 compared to $4.0 million for the year ended December 31, 2012, primarily due to the acquisition of the Central Fairwinds and Washington Group Plaza properties.

Other Expense (Income)

Canadian Offering Costs. $2.0 million of transaction costs for the year ended December 31, 2013 was incurred in connection with the potential Canadian public offering, which we ultimately decided not to pursue.

Interest Expense, Net. Interest expense increased $1.7 million, or 46%, to $5.4 million for the year ended December 31, 2013, compared to $3.7 million for the corresponding period in 2012. Interest expense increased $0.2 million due to a full year of interest expense on the Central Fairwinds property debt, $0.9 million and $0.8 million from debt used by Second City to acquire the Corporate Parkway and Washington Group Plaza properties, respectively, in 2013 and $0.1 million from additional debt incurred at City Center to fund capital expenditures, tenant improvements and leasing commissions related to increased leasing activity. This increase was offset by a $0.3 million decrease in interest expense at the AmberGlen property resulting from a write-off of deferred financing costs related to debt refinancing in 2012.

Equity in Income of Unconsolidated Entity. Equity in income of unconsolidated entity is related to an office property located in Denver, Colorado, known as the Cherry Creek property in which the City Office Predecessor owned 42% as of December 31, 2013. Equity income decreased $0.1 million, or 20%, to $0.4 million for the year ended December 31, 2013 compared to $0.5 million for the year ended December 31, 2012 primarily due to an increase in non-recoverable operating expenses and a decrease in other income.

Cash Flows

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Cash and cash equivalents were $7.1 million and $3.1 million as of December 31, 2013 and 2012, respectively.

Net cash provided by operating activities decreased by $2.4 million to $1.5 million for the year ended December 31, 2013 compared to $3.9 million for the same period in 2012. The decrease was primarily due to an increase in straight-line rent receivable and restricted cash.

Net cash used in investing activities increased by $58.0 million to $75.1 million for the year ended December 31, 2013 compared to $17.1 million for the same period in 2012. The net cash used in investing activities in 2013 was used to acquire the Corporate Parkway and Washington Group Plaza properties, complete tenant improvements and associated costs, acquire equipment and enhance capital assets.

Net cash provided by financing activities increased by $62.8 million to $77.7 million for the year ended December 31, 2013 compared to $14.9 million for the year ended December 31, 2012. Cash flow from financing activities is primarily derived from re-financing and mortgage proceeds on new financing offset by mortgage payments. The increase was primarily due to the new mortgage and equity financing associated with the Corporate Parkway and Washington Group Plaza property acquisitions in 2013 as compared to the Central Fairwinds property acquisition in 2012 and scheduled mortgage payments during the year ended December 31, 2013.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $34.9 million of cash and cash equivalents and $11.1 million of restricted cash as of December 31, 2014. In addition, we have an undrawn and authorized $30 million Secured Credit Facility. We will continue to use the Secured Credit Facility, among other things, to finance the acquisition of other properties, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, the proceeds from our December 10, 2014 offering and borrowings under our Secured Credit Facility.

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

We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, we cannot assure you that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Consolidated Indebtedness as of December 31, 2014

As of December 31, 2014, we had approximately $189.9 million of outstanding consolidated indebtedness, all of which is fixed rate debt. The following table sets forth information as of December 31, 2014 with respect to our outstanding indebtedness (in thousands).

Debt	December 31, 2014	Interest Rate as of December 31, 2014	Maturity Date
Secured Credit Facility (1)	$—	LIBOR(2) +2.75%	April 2016
AmberGlen (3)	25,158	4.38	May 2019
Midland Life Insurance (4)	95,000	4.34	May 2021
Lake Vista Pointe (5)	18,460	4.28	August 2024
Florida Research Park(5)(6)	17,000	4.44	Dec 2024
Washington Group Plaza (5)	34,322	3.85	July 2018

Total	$189,940

(1)	The Revolving Credit Facility currently has $30 million authorized with $26.7 million available immediately. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Company shall have the right and option to extend the Revolving Credit Facility to April 21, 2017 subject to satisfaction of certain conditions. The Revolving Credit Facility bears an interest rate of LIBOR plus 2.75% and requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2014, the Revolving Credit Facility is cross-collateralized by Central Fairwinds and Plaza 25.
(2)	As of December 31, 2014, the 3 Month LIBOR rate was 0.26%.
(3)	Following the Formation Transactions, on April 29, 2014, we entered into a new mortgage loan in relation to the AmberGlen property for $25.4 million. The loan bears an interest rate of 4.38% and matures on May 1, 2019. We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2014, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2015	2016-2017	2018-2019	More than 5 years
Principal payments on mortgage loans	$189,940	$1,082	$4,952	$60,197	$123,709
Interest payments	49,678	8,099	15,985	13,146	12,448
Tenant-related commitments	4,814	2,694	932	188	1,000

Total	$244,432	$11,875	$21,869	$73,531	$137,157

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

We believe that we are less susceptible to the negative economic effects that inflation may have on our industry than many of our competitors because 100% of our outstanding consolidated indebtedness had a fixed contractual interest rate at December 31, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2014, our Company did not have any outstanding derivatives.

As of December 31, 2014, approximately $189.9 million, or 100%, of our outstanding debt had fixed interest rates.

Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment nor the change to the capital structure as a result of the IPO and Formation Transactions. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated and combined financial statements and supplementary data required by this Item 8 are included as a separate section, see “Item 15. Exhibits and Financial Statement Schedules,” of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2014, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

We are externally managed by our Advisor. Pursuant to the terms of the Advisory Agreement, our Advisor provides us with our senior management team, including officers, along with appropriate support personnel. All of our executive officers are principals of our Advisor. We do not have any employees. Our Advisor, however, will at all times remain subject to the supervision and oversight of our board of directors.

Executive Officers and Directors

Set forth below is information concerning our directors and executive officers, four of whom also serve as directors and executive officers of our Advisor. Unless otherwise indicated, the business address of all of our directors and executive officers is 1075 West Georgia Street, Suite 2600, Vancouver, British Columbia, Canada V6E 3C9.

Name	Age	Position
John McLernon	74	Independent Director, Chairman of Board of Directors
James Farrar	39	Chief Executive Officer, Director
Gregory Tylee	43	Chief Operating Officer, President
Anthony Maretic	43	Chief Financial Officer, Secretary and Treasurer
Samuel Belzberg	86	Director
William Flatt	40	Independent Director
Mark Murski	39	Independent Director
Stephen Shraiberg	68	Independent Director

Backgrounds of Executive Officers and Directors

Set forth below is information concerning our executive officers and directors identified above. Our executive officers were appointed by the board of directors to serve in their current roles. Each executive officer is appointed for such term as may be prescribed by the board of directors and until a successor has been chosen and qualified or until such officer’s death, resignation or removal.

John McLernon

Mr. McLernon, age 74, has served as one of our independent directors and the chairman of our board of directors since our IPO in April 2014. He has been president of McLernon Consultants Ltd. since November 2004. From 1977 to 2004, he was chairman and chief executive officer of Macaulay Nicolls Maitland and Co. and its successor, Colliers International, a global real estate services company. Mr. McLernon started his career with Canadian Pacific Railway Limited in 1964 before joining its property development arm, Marathon Realty Company Limited, in Vancouver. In 1977, he became president and chief executive officer of Macaulay Nicolls Maitland and Co., a Vancouver real estate brokerage company, and in 1985 was instrumental in the employee purchase of the company and the formation of Colliers International. Over the past two decades, Mr. McLernon has guided Colliers International through steady business growth, successfully completing approximately 30 mergers, acquisitions and startups in the Americas, Asia Pacific and Europe. Mr. McLernon is honorary chair of Colliers International, is chair of A&W Revenue Royalties Income Fund and Village Farms International Inc. and sits on the boards of the Mark Anthony Group, Inc. and Canadian Urban Ltd. He is past chair of British Columbia Railway Company and the British Columbia Lottery Corporation. Mr. McLernon is founding chair of Streetohome Foundation, the Vancouver coalition to end homelessness. He also serves as an independent advisor to the investment committee of Second City Capital Partners II, Limited Partnership. Mr. McLernon brings to the board extensive experience as an executive at a public company, which enables him to make significant contributions to the deliberations of the board of directors, especially in relation to operations, financings and strategic planning. Mr. McLernon has a bachelor of arts from McGill University.

James Farrar

Mr. Farrar, age 39, is our chief executive officer and has been a member of our board of directors since our IPO in April 2014. He joined Second City in October 2009 as a managing director and has completed over $400 million of acquisitions since its launch in the spring of 2010. From August 2003 to prior to joining Second City, Mr. Farrar served as the Vice President of Ken Fowler Enterprises Limited, a family office with a diversified portfolio concentrated primarily in the real estate and hospitality sectors. At Ken Fowler Enterprises Limited, Mr. Farrar was responsible for leading acquisitions, divestitures and portfolio management. Prior to this, Mr. Farrar was an investment professional with TD Capital, the private equity unit of TD Bank. Mr. Farrar has extensive experience in acquisitions and divestitures with a combined enterprise value in excess of $1.5 billion and has completed over $1.0 billion of financing transactions. Mr. Farrar is currently a director and chair of the audit committee of BENEV Capital Inc. Mr. Farrar received a bachelor’s degree in business administration from Wilfrid Laurier University and is a chartered accountant, a chartered business valuator and a CFA charterholder. Mr. Farrar brings to our board of directors extensive executive management experience gained over 15 years of involvement in the private equity, real estate and corporate finance industries.

Gregory Tylee

Mr. Tylee, age 43, is our chief operating officer and president since our IPO in April 2014. He joined Second City in May 2010 and has been primarily responsible for sourcing, underwriting and acquiring properties throughout the United States. He has been involved in real estate transactions with a combined enterprise value of approximately $1.7 billion over the course of his career. He has deep relationships with real estate operators, lenders and brokers. Mr. Tylee held both the vice president of acquisitions and president roles for Bosa Properties Inc. from May 2008 to October 2012, a prominent real estate development company based in Vancouver, Canada, with over 400 employees. As president, Mr. Tylee was involved in all aspects of Bosa’s decision-making with a primary responsibility for growing the business through new acquisitions. Mr. Tylee received a bachelor’s degree in accounting from Brock University and is a chartered accountant. Mr. Tylee brings to our board of directors accounting and finance skills as well as over 20 years of diverse real estate experience that includes acquisitions of various types of income-producing property and high-rise development.

Anthony Maretic

Mr. Maretic, age 43, is our chief financial officer, secretary and treasurer since our IPO in April 2014. He has over 15 years of experience in senior financial and operational roles, of which 10 years were spent within the real estate industry. Prior to joining the Second City Group in May of 2013, Mr. Maretic served as the chief operating officer and chief financial officer of Earls Restaurants Ltd., one of North America’s premier privately held restaurant companies from 2006 to March of 2013. Mr. Maretic’s experience in the real estate industry includes his role as the chief financial officer for Wilkinson Good Neighbor Communities REIT, a $230 million portfolio of U.S.-based senior living facilities, where he served from December 2005 to October 2006. Mr. Maretic has also held several financial management positions with Bentall Capital Limited Partnership, one of Canada’s premier institutional real estate advisory companies, and its predecessor, Bentall Corporation, which was a $2 billion public real estate company listed on the Toronto Stock Exchange. Mr. Maretic is a chartered accountant and holds a bachelor’s degree in commerce and business administration from the University of British Columbia.

Samuel Belzberg

Mr. Belzberg, age 86, has been a member of our board of directors since our IPO in April 2014. Mr. Belzberg has been the chairman of Second City Capital Partners, a multi-fund private equity firm that invests in real estate and conventional private equity, since 2004 and is the president of Gibralt Capital Corp., Mr. Belzberg’s family office holding company since 1995. Mr. Belzberg founded First City Financial in the 1970s, built the company into a multi-billion dollar financial services organization with offices located across North America and Europe and founded a real estate company in the 1990s which at its peak operated 26 real estate projects throughout the United States and was ultimately sold to the Blackstone Group. In addition, Mr. Belzberg has been active in various real estate markets in the United States. Mr. Belzberg serves on various boards of directors of several private companies and is involved with numerous charities. Mr. Belzberg has a bachelor’s degree in commerce and business administration from the University of Alberta. Mr. Belzberg brings to our board of directors extensive executive and acquisition experience in the office real estate industry gained over 48 years of managing, leasing, acquiring and financing office buildings.

William Flatt

Mr. Flatt, age 40, has served as one of our independent directors since our IPO in April 2014. He has served as executive vice president and chief operating officer of Telos Group LLC since April 2013, an office landlord representation and marketing firm in Chicago with nearly 12 million square feet under representation. He is a founder and principal with Oxbow Ventures, LLC, a private equity venture capital and advisory firm that was formed in February 2012. From 1996 to 2011, Mr. Flatt worked for Parkway Properties, Inc., a NYSE listed REIT specializing in office properties. He began his career at Parkway as a property manager and leasing agent and quickly advanced to the position of asset manager. He also served as vice president of investor relations. From 2005 to 2011, he served as executive vice president in the positions of chief financial officer as well as secretary and later chief operating officer. He serves on the board of trustees of Millsaps College, where he chairs the facilities and environment committee and is part of the committee that oversees the endowment. Mr. Flatt has served as an adjunct professor in economics at Millsaps College and as a guest lecturer at the University of Texas McCombs School of Business. From 1998 to 2001, he served on the board of directors of The People’s Bank, a community bank in Jackson, Mississippi. In 2011, Mr. Flatt was appointed by Governor Haley Barbour of Mississippi to a commission studying the state’s public employee pension system. He has served as vice chairman of the Mississippi Council on Economic Education and is a current member of the Realty Club of Chicago. Mr. Flatt brings to the board extensive executive and acquisition experience in the office real estate industry gained over 18 years of managing, leasing, acquiring and financing office buildings. Mr. Flatt has a bachelor of arts in economics from Millsaps College and a masters in business administration from University of Chicago Booth School of Business.

Mark Murski

Mr. Murski, age 39, has served as one of our independent directors since our IPO in April 2014. He has been a managing partner with Brookfield Financial Corp., a global investment bank since December 2010, and has over 15 years of investment banking and private equity experience. Mr. Murski was made a partner in Brookfield Financial Corp. in 2006, became a managing partner in December 2010 and assumed the position of chief operating officer in December 2012. Mr. Murski is responsible for originating and executing mergers and acquisitions, debt and equity capital markets transactions and conducts general corporate finance advisory for Brookfield Financial Corp. While at Brookfield Financial Corp., Mr. Murski has worked on numerous public and private mergers and acquisitions transactions, involving real estate clients such as Dundee International REIT, Summit Industrial Income REIT, Realex Properties Corporation, InStorage REIT, Overland Realty Inc., Lone Star, Gazit America Inc. and Atlas Cold Storage. Mr. Murski previously worked in Brookfield Asset Management Inc.’s merchant banking group, prior to which he worked at Ernst & Young LLP. He previously served for seven years on the board of the Greater Toronto Chapter of NAIOP having resigned in January 2015, and was a founding director of Trisura Guarantee Insurance Company. Mr. Murski brings to the board of directors extensive executive management experience as well as acquisition and transaction experience with a wide range of real estate clients. Mr. Murski is a CPA, a CFA charterholder and a graduate of the Richard Ivey School of Business.

Stephen Shraiberg

Mr. Shraiberg, age 68, has served as one of our independent directors since our IPO in April 2014. He has been the president of Urban Property Management, Inc. since 1971, which is engaged in developing and managing all types of real estate. Mr. Shraiberg is also the major stockholder of Esprit Homes, Ltd., a major Colorado homebuilder since 1989. Mr. Shraiberg has been involved in the development of approximately 20,000 apartment units since 1971. Mr. Shraiberg was a member of the National Association of Housing Management’s National Advisory Council and the Governor’s Task Force on Housing for the State of Colorado. He is currently on the board of directors of Columbine Capital Corp., a non-public bank holding company. He was also the chairman of the board of directors of the Equitable Bank of Littleton and a director of Equitable Bankshares of Colorado, both private companies. Mr. Shraiberg was on the board of directors of Guaranty Bank and Trust and its holding company, Centennial Bank Holdings, Inc., both public companies. Additionally, Mr. Shraiberg has served on the board of trustees of Whittier College, and has been a member of various other non-profit boards over the past several years, including the Salvation Army and the Latin American Educational Foundation. From 2004 until 2006, Mr. Shraiberg was an independent advisor to Second City Capital I, Limited Partnership. Mr. Shraiberg is a limited partner in Second City Capital Partners II, Limited Partnership and a member of such limited partnership’s LP advisory committee. Mr. Shraiberg brings to the board of directors experience as an executive at a public company, which enables him to make significant contributions to the deliberations of the board of directors, especially in relation to operations, financings and strategic planning. Mr. Shraiberg holds a bachelor’s degree in finance from the University of Colorado.

Corporate Governance Profile

We have structured our corporate governance in a manner that we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our board of directors is not staggered; therefore, each of our directors is subject to re-election annually;

•	of the six persons who serve on our board of directors, our board of directors has determined that four, or 66.7%, satisfy the listing standards for independence of the NYSE and Rule 10A-3 under the Exchange Act;

•	at least three of our directors qualify as an “audit committee financial expert” as defined by the SEC;

•	we have opted out of the control share acquisition provisions of the MGCL and have exempted from the business combination provisions of the MGCL any business combination between us and any other person that is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such person); and

•	we do not have a stockholder rights plan.

Our directors will stay informed about our business by attending meetings of our directors and its committees and through supplemental reports and communications. Our independent directors meet regularly in executive session without the presence of our corporate officers or non-independent directors.

Board of Directors

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of six directors, a majority of whom are independent, as required by the applicable rules of the NYSE. The directors have discretion to increase or decrease the size of the board of directors. Our board of directors has determined that William Flatt, John McLernon, Mark Murski and Stephen Shraiberg are “independent” as defined under the rules of the NYSE.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The members of each committee are appointed by the board of directors and will serve until their successors are elected and qualified, unless they resign or are removed earlier. Each of the committees reports to the board of directors as it deems appropriate and as the board may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

Our audit committee consists of William Flatt, Mark Murski and John McLernon, and William Flatt serves as the chair of the audit committee. Our board of directors has determined that each of these members is “financially literate” as that term is defined by the NYSE corporate governance listing standards. Our audit committee is composed only of directors who are independent in compliance with applicable SEC and NYSE rules.

Our audit committee, among other matters, oversees (1) our financial reporting, auditing and internal control activities; (2) the integrity and audits of our financial statements; (3) our compliance with legal and regulatory requirements; (4) the qualifications and independence of our independent auditors; (5) the performance of our internal audit function and independent auditors; and (6) our overall risk exposure and management. Our audit committee also has the following duties to:

•	annually review and assess the adequacy of the audit committee charter and the performance of the audit committee;

•	be responsible for the appointment, retention and termination of our independent auditors and determine the compensation of our independent auditors;

•	review the plans and results of the audit engagement with the independent auditors;

•	evaluate the qualifications, performance and independence of our independent auditors;

•	have sole authority to approve in advance all audit and non-audit services by our independent auditors, the scope and terms thereof and the fees therefor;

•	review the adequacy of our internal accounting controls;

•	meet at least quarterly with our executive officers, internal audit staff and our independent auditors in separate executive sessions; and

•	prepare the audit committee report required by the SEC regulations to be included in our annual proxy statement.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate. The board of directors has determined that each member of the audit committee qualifies as an “audit committee financial expert,” as such term is defined by the applicable SEC regulations and NYSE corporate governance listing standards. The designation does not impose on them any duties, obligations or liabilities that are greater than those generally imposed on members of our audit committee and our board of directors. Our board of directors adopted a written charter for the audit committee, which is available on our corporate website. The information on our website is not part of, and is not incorporated into, this annual report.

Compensation Committee

Our compensation committee consists of Mark Murski, Stephen Shraiberg and William Flatt, and Mark Murski serves as the chair of the compensation committee. Our compensation committee is composed only of directors who are independent in compliance with applicable SEC and NYSE rules.

The compensation committee has the sole authority to retain, and terminate, any compensation consultant to assist in the evaluation of employee compensation and to approve the consultant’s fees and the other terms and conditions of the consultant’s retention. The compensation committee’s responsibilities include, among other matters:

•	reviewing and approving, on an annual basis, the corporate goals and objectives relevant to our chief executive officer’s compensation, if any, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation, if any, of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	evaluating the performance of our officers;

•	evaluating the performance of our Advisor;

•	overseeing plans and programs related to the compensation of our Advisor, including fees payable to our Advisor pursuant to the Advisory Agreement;

•	administering the Equity Incentive Plan and the issuance of any common stock or other equity awards granted to personnel of our Advisor or its affiliates who provide services to us;

•	preparing compensation committee reports;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	discussing with management the compensation discussion and analysis required by the SEC regulations; and

•	preparing a report on executive compensation to be included in our annual proxy statement.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Stephen Shraiberg, Mark Murski and John McLernon, and Stephen Shraiberg serves as the chair of the nominating and corporate governance committee. Our nominating and corporate governance committee is composed only of directors who are independent in compliance with NYSE rules. The nominating and corporate governance committee’s principal duties include the following:

•	identify individuals qualified to become members of our board of directors and ensure that our board of directors has the requisite expertise and its membership consists of persons with sufficiently diverse and independent backgrounds;

•	develop, and recommend to our board of directors for its approval, qualifications for director candidates and periodically review these qualifications with our board of directors;

•	review the committee structure of our board of directors and recommend directors to serve as members or chairs of each committee of our board of directors;

•	review and recommend committee slates annually and recommend additional committee members to fill vacancies as needed;

•	develop and recommend to our board of directors a set of corporate governance guidelines applicable to us and, at least annually, review such guidelines and recommend changes to our board of directors for approval as necessary; and

•	oversee the annual self-evaluations of our board of directors and management.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time after the date of our formation, or currently is, an officer or employee of our Company, and no member of the compensation committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee.

Role of Our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors administers this oversight function directly, with support from the three standing committees, our audit committee, our compensation committee and our nominating and corporate governance committee, each of which addresses risks specific to its respective areas of oversight. In particular, our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our compensation committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking. Our nominating and corporate governance committee provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk. In addition, the board of directors receives detailed regular reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Code of Business Conduct and Ethics

Our board of directors adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, employees, our Advisor and its employees who provide services to us, consultants and contractors. The code of ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, compliance with applicable governmental laws, rules and regulations, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of ethics, employee misconduct, conflicts of interest or other violations. Any waiver of our code of ethics with respect to our chief executive officer, chief financial officer, chief operating officer, controller or persons performing similar functions may only be authorized by our nominating and corporate governance committee and will be promptly disclosed as required by law and NYSE regulations and posted on our website. Amendments to the code must be approved by our board of directors and will be promptly disclosed and posted on our website (other than technical, administrative or non-substantive changes). Our code of ethics is publicly available on our website at www.cityofficereit.com and in print to any stockholder who requests a copy. The information on, or accessible through, our website is not part of, and is not incorporated into, this annual report.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines that serve as a flexible framework within which our board of directors and its committees will operate. These guidelines cover a number of areas including the size and composition of our board of directors, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board and chief executive officer, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. Our nominating and corporate governance committee will review our corporate governance guidelines at least once a year and, if necessary, recommend changes to our board of directors. Additionally, our board of directors adopted independence standards as part of our corporate governance guidelines. A copy of our corporate governance guidelines is posted on our website at www.cityofficereit.com. Information on, or accessible through, our website is not part of, and is not incorporated into, this annual report.

Limitations on Liabilities and Indemnification of Directors and Officers

Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages, except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty that is established by a final judgment and is material to the cause of action. Our charter contains a provision that eliminates such liability to the maximum extent permitted by Maryland law.

Our charter and amended and restated bylaws provide for indemnification of our officers and directors against liabilities to the maximum extent permitted by the MGCL, as amended from time to time.

The MGCL requires a corporation (unless its charter provides otherwise, which our charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding, or any claim, issue or matter in any proceeding, to which he or she is made, or threatened to be made, a party by reason of his or her service in that capacity. The MGCL permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made, or threatened to be made, a party by reason of their service in those or other capacities unless it is established that:

•	the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith or (2) was the result of active and deliberate dishonesty;

•	the director or officer actually received an improper personal benefit in money, property or services; or

•	in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful.

However, under the MGCL, a Maryland corporation may not indemnify for an adverse judgment in a suit by or in the right of the corporation or for a judgment of liability on the basis that personal benefit was improperly received, unless in either case a court orders indemnification if it determines that the director or officer is fairly and reasonably entitled to indemnification, and then only for expenses. In addition, the MGCL permits a Maryland corporation to advance reasonable expenses to a director or officer upon its receipt of:

•	a written affirmation by the director or officer of his or her good faith belief that he or she has met the standard of conduct necessary for indemnification by the corporation; and

•	a written undertaking by the director or officer or on the director’s or officer’s behalf to repay the amount paid or reimbursed by the corporation if it is ultimately determined that the director or officer did not meet the standard of conduct.

Our charter authorizes us, and our amended and restated bylaws obligate us, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of such a proceeding to:

•	any present or former director or officer of our company who is made, or threatened to be made, a party to the proceeding by reason of his or her service in that capacity; or

•	any individual who, while a director or officer of our company and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, real estate investment trust, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made, or threatened to be made, a party to the proceeding by reason of his or her service in that capacity.

Our charter and amended and restated bylaws also permit us to indemnify and advance expenses to any individual who served our predecessor in any of the capacities described above and to any employee or agent of our company or our predecessor.

We have entered into indemnification agreements with each of our directors and executive officers that provide for indemnification to the maximum extent permitted by Maryland law.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

None of our executive officers receive direct cash compensation from us. We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and other employees of our Advisor or Administrator pursuant to the terms of the Advisory Agreement and we pay fees for such services. Because our executive officers are employees of our Advisor, we do not have employment agreements or change in control agreements with any of our executive officers, nor do we offer any cash compensation, pension benefits, non-qualified deferred compensation benefits or termination or change in control payments (other than automatic vesting acceleration under our Equity Incentive Plan as described below under “—Equity Incentive Plan—Change in Control”). At the completion of our initial public offering, pursuant to the Advisory Agreement, we issued 66,051 restricted stock units to Mr. Farrar, 66,051 restricted stock units to Mr. Tylee, 17,614 restricted stock units to Mr. Maretic and 202,555 restricted stock units to Mr. Belzberg. The units vest ratably over three years beginning on the first anniversary of the completion of our initial public offering, generally subject to such person’s continued service with the Advisor (but vest in full upon an involuntary termination without cause). The restricted stock units carry the right to receive dividends (through a related grant of dividend equivalent rights), which will be reinvested in shares of our common stock and delivered to the applicable executive upon, and subject to, satisfaction of the vesting criteria applicable to the related restricted stock units. In connection with the declaration of dividends of $0.183 per share on May 12, 2014, $0.235 per share on September 12, 2014, and $0.235 on December 15, 2014, Mr. Farrar was granted an additional 3,367 restricted stock units, Mr. Tylee was granted an additional 3,367 restricted stock units, Mr. Maretic was granted an additional 898 restricted stock units and Mr. Belzberg was granted an additional 7,447 restricted stock units in satisfaction of their dividend equivalent rights granted under our Equity Incentive Plan. These additional restricted stock units vest in accordance with the same vesting schedule, and upon the same conditions, as the underlying restricted stock units as to which the dividend equivalent rights were granted with respect to (generally vesting on the first three annual anniversaries of our initial public offering). On August 12, 2014, our board of directors approved our independent director share grant program. Pursuant to this program, each independent director is to be granted a number of restricted stock units, up to 1,500, equal to the number of shares of our common stock that such director purchases on the open market. The matching restricted stock units vest ratably over three years and carry the right to receive dividends (through a related grant of dividend equivalent rights), which will be reinvested in shares of our common stock and delivered to the applicable executive upon, and subject to, satisfaction of the vesting criteria applicable to the related restricted stock units. Pursuant to this program, each of Mr. McLernon, Mr. Flatt and Mr. Shraiberg has been granted 1,500 restricted stock units.

Equity Incentive Plan

Although we do not provide cash compensation to our executive officers, we have adopted our equity incentive plan (the “Equity Incentive Plan”) in order to provide a mechanism to align the interests of our directors and executive officers and our Advisor with the interests of our stockholders. The Equity Incentive Plan also provides a mechanism for us to provide additional compensation to attract and retain qualified directors, officers, advisors, and, in the event we do hire employees, employees, although we have no current plans to do so. The material terms of the Equity Incentive Plan are summarized below.

Plan Administration

The Equity Incentive Plan is administered by the compensation committee of our board of directors (the “plan administrator”). The plan administrator has the full authority to administer and interpret the Equity Incentive Plan; to authorize the granting of awards; to determine the eligibility of individuals to receive awards under the Equity Incentive Plan; to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the Equity Incentive Plan); to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the Equity Incentive Plan); to prescribe the form of agreement evidencing awards; and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the Equity Incentive Plan or the administration or interpretation thereof. In connection with this authority, the plan administrator may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The committee administering the Equity Incentive Plan will consist of directors, each of whom is intended to be, to the extent required by Rule 16b-3 of the Exchange Act, a non-employee director and will, at such times as we are subject to Section 162(m) of the Code, qualify as an outside director for purposes of Section 162(m) of the Code.

Available Shares

The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights (“DERs”) and other equity-based awards (including Operating Partnership long-term incentive plan units (“LTIP Units”)), subject to the total number of shares available for issuance under the plan. The maximum number of shares of common stock that may be issued under the Equity Incentive Plan is 1,263,580 shares, the maximum number of shares that may underlie awards of options granted in any one year to any eligible person may not exceed 150,000 shares and the maximum number of shares that may underlie awards other than options granted in any one year to an eligible person may not exceed 150,000 shares, in all cases subject to adjustment in the event of specified changes in our capitalization, including share splits and share dividends. The grant of an LTIP Unit shall count against the aggregate and individual limits on a one-for-one basis, treating each LTIP Unit covered by an award as one share of common stock for these purposes. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. In addition, if any phantom shares are paid out in cash, the underlying shares may again be made the subject of grants under the Equity Incentive Plan. Unless previously terminated by our board of directors, no new award may be granted under the Equity Incentive Plan on or after the tenth anniversary of the date that such plan was initially approved by our board of directors.

Eligibility

The plan administrator selects, from the eligible individuals, those individuals who receive awards under the Equity Incentive Plan. Individuals eligible for awards are our officers, directors, advisors and personnel, and, with approval of our board of directors, those of our subsidiaries, our Advisor and their respective affiliates. Notwithstanding the foregoing, an individual is an eligible person only if shares of our common stock issued under awards to that person are eligible for registration with the SEC on a registration statement on Form S-8.

Awards under the Equity Incentive Plan

Restricted Shares of Common Stock. A restricted stock award is an award of shares of common stock that is subject to restrictions on transferability and such other restrictions, if any, that the plan administrator may impose at the date of grant. Grants of restricted shares of common stock may be subject to vesting schedules as determined by the plan administrator. The restrictions may lapse separately or in combination at such times and under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the plan administrator may determine. Except to the extent restricted under the award agreement relating to the restricted shares of common stock, a participant granted restricted shares of common stock has all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends on the restricted shares of common stock, although dividends paid with respect to unvested restricted shares of common stock may be subject to satisfaction of the vesting criteria of the underlying shares, and, in the case of dividends paid with respect to unvested restricted shares that do not vest solely upon satisfaction of continued employment or service, such dividends will be held by us and paid when, and only to the extent that, the underlying shares vest.

Restricted Stock Units. A restricted stock unit award represents the right to receive shares of our common stock in the future, after the applicable vesting criteria, determined by the plan administrator, has been satisfied. The holder of an award of restricted stock units has no rights as a stockholder until shares of our common stock are issued in settlement of vested restricted stock units. Our plan administrator may provide for a grant of DERs in connection with the grant of restricted stock units; provided, however, that if the restricted stock units do not vest solely upon satisfaction of continued employment or service, any payment in respect to the related DERs will be held by us and paid when, and only to the extent that, the related restricted stock units vest.

Phantom Shares. A phantom share represents a right to receive the fair value of a share of common stock, or, if provided by the plan administrator, the right to receive the fair value of a share of common stock in excess of a base value established by the plan administrator at the time of grant. Phantom shares will vest as determined by the plan administrator and specified in the applicable award agreement and may generally be settled in cash or by transfer of shares of common stock (as may be elected by the plan administrator, or, if permitted by the plan administrator, by the participant). As determined by the plan administrator, the holders of awards of phantom shares may be entitled to receive dividend equivalents, which shall be payable at such time that dividends are paid on outstanding shares; provided, however, that if the phantom shares do not vest solely upon satisfaction of continued employment or service, dividend equivalent payments in respect of unvested phantom shares will be held by us and paid when, and only to the extent that, the related phantom shares vest.

Stock Options. A stock option award is an award of the right to purchase a specified number of shares of common stock at a fixed exercise price determined on the date of grant during a period of not more than ten years. Stock option awards may either be incentive or non-qualified stock options, provided that incentive stock options may only be granted to employees. The exercise price of stock options must equal at least the fair market value of our common stock on the date of grant; provided, however, that an incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of our stock, or of certain of our subsidiary corporations, may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value of our common stock on the grant date. The plan administrator will determine the methods of payment of the exercise price of an option, which may include certified or bank cashier’s check, shares of our common stock owned by the participant, cancellation of indebtedness owed by us to the participant, by certain loans or extensions of credit to the extent permitted by applicable law, or a combination of the foregoing or another method of payment acceptable to the plan administrator. Subject to the provisions of the Equity Incentive Plan, the plan administrator determines the remaining terms of the options (e.g., vesting). After the termination of service, the participant may exercise his or her option, to the extent vested as of such date of termination, for the period of time stated in his or her option agreement. If termination is due to death or disability, the option, to the extent vested, generally will remain exercisable for 12 months. In all other cases, the option generally will remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term. A participant shall have no rights as a stockholder until the participant exercises the option and a stock certificate is issued to the participant.

Other Share-Based Awards. The Equity Incentive Plan authorizes the granting of other awards based upon shares of our common stock (including the grant of securities convertible into shares of common stock and share appreciation rights), subject to terms and conditions established at the time of grant by the plan administrator. The Equity Incentive Plan also permits the grant of LTIP Units. LTIP Units are a special class of units in our Operating Partnership. Each LTIP Unit awarded by the plan administrator will be equivalent to an award of one share, reducing the number of shares available for issuance under the Equity Incentive Plan on a one-for-one basis. In addition to the provisions of the Equity Incentive Plan, LTIP Units shall be subject to the provisions of our partnership agreement.

Performance Awards. The plan administrator may, in its discretion, grant awards intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code or to qualify for an exemption from the application of Section 162(m) of the Code. Such performance-based awards will result in a payment to a participant only if performance goals established by the plan administrator are achieved, as determined by the plan administrator, and any other applicable vesting provisions are satisfied. The plan administrator will establish performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of shares of common stock to be paid out to participants. For purposes of such awards, the performance goals may be one or more of the following, as determined by the plan administrator: pre-tax income, after-tax income, net income, operating income, cash flow, earnings per share, return on equity, return on invested capital or assets, cash and/or funds available for distribution, appreciation in the fair market value of our common stock, return on investment, total return to stockholders, net earnings growth, stock appreciation, return ratios, increase in revenues, published rankings against peer companies, net earnings, changes in the per share or aggregate market price of our common stock, number of securities sold, earnings before any one or more of the following: taxes or depreciation or amortization, or total revenue growth. For all purposes in connection with the grant and administration of awards intended to qualify as performance-based compensation for purposes of Section 162(m) of the Code, the plan administrator shall either be the compensation committee or another committee complying with the requirements of Section 162(m) of the Code.

Dividend Equivalent Rights. The plan administrator may, in its discretion, grant awards of DERs. DERs provide the participant with the right to receive a payment, in cash or shares as determined by the plan administrator, determined in reference to dividends paid on our common stock. DERs typically are granted in connection with the grant of another type of award under the Equity Incentive Plan, such as restricted stock units, although this is not required. DERs granted with respect to awards that do not vest solely upon satisfaction of continued employment or service shall entitle the participant to receive a payment only as, and only to the extent that, the related award vests.

Change in Control

Under the Equity Incentive Plan, a change in control is generally defined as the occurrence of any of the following events: (i) the acquisition of more than 50% of (a) our voting shares or (b) all of our shares, by any person; (ii) the sale or disposition of all or substantially all of our assets; (iii) a merger, consolidation or statutory share exchange where our stockholders immediately prior to such event hold less than 50% of the voting power of the surviving or resulting entity; (iv) during any 12-calendar-month period, our directors, including subsequent directors recommended or approved by our directors, at the beginning of such period cease for any reason to constitute a majority of our board of directors; or (v) our liquidation or dissolution.

Upon a change in control, the plan administrator may make such adjustments to the Equity Incentive Plan and outstanding awards as it, in its discretion, determines are necessary or appropriate in light of the change in control. In addition, upon a change in control, all awards granted under the Equity Incentive Plan shall vest in full, with stock options being exercisable as to all of the covered shares of common stock and all vesting criteria applicable to other awards treated as having been fully satisfied immediately prior to, but contingent on, the change in control.

Amendments and Termination

Our board of directors may amend, alter or discontinue the Equity Incentive Plan but cannot take any action that would impair the rights of a participant with respect to grants previously made without such participant’s consent. However, no amendment will be effective without the approval of our stockholders if the amendment (i) increases the number of shares that may be issued under the Equity Incentive Plan (other than an increase to reflect changes in capitalization as provided in the Equity Incentive Plan), (ii) change the class of eligible persons who may participate under the Equity Incentive Plan, (iii) reprices a stock option or other award or (iv) requires stockholder approval in order to comply with applicable law or the requirements of an applicable stock exchange

U.S. Federal Income Tax Consequences

The following is a very general description of some of the basic U.S. federal income tax principles that apply to awards under the Equity Incentive Plan. The grant of an option will create no tax consequences for the participant or the company. A participant will have no taxable income upon exercise of an incentive stock option, except that the alternative minimum tax may apply. Upon exercise of a non-qualified option, a participant generally must recognize ordinary income equal to the fair market value of the shares acquired minus the exercise price. Upon a disposition of shares acquired by exercise of an incentive stock option before the end of the applicable incentive stock option holding periods, the participant generally must recognize ordinary income equal to the lesser of (1) the fair market value of the shares at the date of exercise minus the exercise price or (2) the amount realized upon the disposition of the option shares minus the exercise price. Otherwise, a participant’s disposition of shares acquired upon the exercise of an option generally will result in capital gain or loss. Other awards under the Equity Incentive Plan, including restricted stock and phantom shares generally but excluding LTIP Units, will result in ordinary income to the participant at the later of the time of delivery of cash or shares, or the time that either the risk of forfeiture or restriction on transferability lapses on previously delivered shares or other property. LTIP Units are taxed under partnership taxation rules, and the recipient generally will have no tax consequences until distributions are made with respect to the LTIP Units. Except as discussed below, we generally will be entitled to a tax deduction equal to the amount recognized as ordinary income by the participant in connection with an award, but will be entitled to no tax deduction relating to amounts that represent a capital gain to a participant. Thus, we will not be entitled to any tax deduction with respect to an incentive stock option if the participant holds the shares for the incentive stock option holding periods.

Please note, the foregoing is general tax discussion and different tax rules may apply to specific participants and transactions under the Equity Incentive Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish CIO with copies of all such reports.

We believe that during fiscal 2014, Mr. Farrar, Mr. Tylee, Mr. Maretic and Mr. Belzberg inadvertently failed to file the applicable Form 4 filings concerning their respective automatic grants of dividend equivalent rights in 2014 on a timely basis. (The right to receive such grants, provided in connection with our declaration of a dividend of $0.183 per share on May 12, 2014 and a dividend of $0.235 per share on September 15, 2014, were previously disclosed in our Form S-11 registration statement and the applicable amendments relating to our first follow-on common stock offering following our IPO). Such grants of dividend equivalent rights covered 2,124 restricted stock units for Mr. Farrar, 2,124 restricted stock units for Mr. Tylee, 566 restricted stock units for Mr. Maretic, and 6,513 restricted stock units for Mr. Belzberg. Each restricted stock unit may be settled through delivery of one share of our common stock when the applicable vesting criteria is satisfied. However, as of the date of this Annual Report on Form 10-K, we believe that all reports of ownership and changes in ownership required to be filed with the SEC relating to transactions in fiscal 2014 have now been filed.

Tax Considerations

Section 162(m) of the Code

Section 162(m) of the Code limits the deduction that a public corporation may claim for compensation paid to its chief executive officer and its three other highest paid executive officers (other than its chief financial officer). The compensation deduction that may be claimed on account of amounts paid to each of those executive officers is limited to $1 million per year. Compensation that qualifies as “performance-based compensation” under Section 162(m) of the Code is not subject to the deduction limit.

A transition rule under Section 162(m) of the Code applies to compensation paid by our Company under an agreement or plan that was in effect at the time of our Company’s initial public offering; provided that the prospectus for the offering disclosed the terms of the agreement or plan in accordance with the requirements of applicable securities law. The transition rule provides that compensation paid under such agreements before the end of a specified reliance period is not subject to the Section 162(m) deduction limit. Similarly, compensation paid pursuant to awards of restricted shares of common stock, options and certain phantom shares granted under a plan, like the Equity Incentive Plan, before the end of the specified reliance period is not subject to the Section 162(m) deduction limit. The reliance period for our Company under the transition rule will generally expire on the date of the 2018 annual meeting of our Company’s stockholders. Our Company should be entitled to rely on the relief provided under the transition rule so that Section 162(m) will not apply to compensation paid or awards granted under the Equity Incentive Plan before the end of the reliance period.

With respect to compensation that is not exempt from the deduction limit under this transition rule, our compensation committee generally will seek to preserve the federal income tax deductibility of compensation paid to our named executive officers and thus may design compensation awards and incentives so that they qualify as “performance-based compensation” under Section 162(m) of the Code. However, in order to maintain flexibility in compensating our named executive officers in a manner designed to promote our corporate goals, including retaining and providing incentives to our named executive officers, our compensation committee has not adopted a policy that all compensation must be deductible.

Section 409A of the Code

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation arrangements so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.

Section 280G of the Code

Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Code imposes a 20% penalty on the individual receiving the excess payment.

Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. In approving the compensation arrangements for our named executive officers in the future, our compensation committee will consider all elements of the cost to our Company of providing such compensation, including the potential impact of Section 280G of the Code. However, our compensation committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Accounting Standards

Financial Accounting Standards Board Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”) requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans will be accounted for under ASC Topic 718. Our compensation committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Executive Officer Compensation

Summary Compensation Table

We do not provide any of our named executive officers with any cash compensation or bonus. Nor do we provide any named executive officer with pension benefits or nonqualified deferred compensation plans. We have not entered into any employment agreements with any person, and are not obligated to make any cash payments upon termination of employment or a change in control of us.

The table below summarizes the total compensation paid or awarded to each of our named executive officers, since our IPO, for the fiscal years indicated. This compensation was paid at the direction of our Advisor in satisfaction of certain of our obligations to our Advisor under the Advisory Agreement.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total
James Farrar, Chief Executive Officer	2014	—	—	$853,471	—	$853,471
Gregory Tylee, Chief Operating Officer and President	2014	—	—	853,471	—	853,471
Anthony Maretic, Chief Financial Officer	2014	—	—	227,592	—	227,592

(1)	The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of restricted stock awards during the applicable fiscal year under the Company’s long-term incentive plan.

Potential Payments Upon Termination or Change in Control as of December 31, 2014

If any of our named executive officers were to have been involuntarily terminated without cause as of December 31, 2014, such named executive would have been entitled to accelerated vesting in full of the unvested portion of the restricted stock units he received in connection with our IPO under the long-term incentive plan, as well as the unvested portion of the dividend equivalent rights he was granted in 2014.

If the employment of a named executive had terminated as of December 31, 2014 under any other circumstances (i.e., any termination other than an involuntary termination without cause), his unvested restricted stock units, and the unvested portion of the dividend equivalent rights he was granted in 2014, would have been forfeited on the date of such termination.

None of our named executives are entitled to accelerated vesting of any of their unvested restricted stock units or any of the unvested dividend equivalent rights they were granted in 2014, solely on account of a change in control.

Director Compensation

We have approved and implemented a compensation program for our non-employee directors that consists of annual retainer fees and long-term equity awards. As compensation for serving on our board of directors, each director who is not employed by our Advisor receives an annual base fee for his or her services of $30,000. In addition, each non-employee director receives a meeting fee of $1,000 for attending each board meeting, committee meeting or telephonic meeting to approve investments. The chairman of the board of directors receives an additional annual cash retainer of $15,000, and the chairs of the audit committee, the compensation committee and the nominating and corporate governance committee receive an additional annual cash retainer of $5,000.

We also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors, including, without limitation, travel expenses in connection with their attendance in-person at board of directors and committee meetings.

On August 12, 2014, our board of directors approved our independent director share grant program. Pursuant to this program, each independent director is to be granted a number of restricted stock units, up to 1,500, equal to the number of shares of our common stock that such director purchases on the open market. The matching restricted stock units vest ratably over three years and carry the right to receive dividends (through a related grant of dividend equivalent rights), which will be reinvested in shares of our common stock and delivered to the applicable executive upon, and subject to, satisfaction of the vesting criteria applicable to the related restricted stock units. Pursuant to this program, each of Mr. McLernon, Mr. Flatt and Mr. Shraiberg has been granted 1,500 restricted stock units.

Directors who are employees or a partner of our Advisor do not receive any compensation from us for their services as directors.

We do not have, and we do not currently intend to adopt, any plans or programs for our directors that provide for pension benefits or the deferral of compensation.

The following table sets forth information regarding the compensation paid or accrued by CIO during 2014 to each of our independent directors – Sam Belzberg and Jamie Farrar were not paid any cash compensation:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)	Total($)
John McLernon	$43,750	$19,230	$69,280
William Flatt	37,250	19,230	56,480
Stephen Shraiberg	34,250	19,230	53,480
Mark Murski(2)	37,250	—	37,250

	$152,500	$57,690	$210,190

(1)	On October 29, 2013, our compensation committee made the initial stock grant under the director plan so that our independent directors received 1,500 shares of common stock subject to a matching program, valued at $12.82 per share, as computed in accordance with FASB ASC Topic 718 based upon the grant date closing price of a share on the NYSE MKT. These awards vest over a 3 year period.
(2)	Fees earned were paid to Brookfield Financial Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of shares of our common stock and shares of common stock as of March 19, 2015 for (i) each person who is expected to be the beneficial owner of 5% or more of our outstanding common stock immediately following the completion of the December 10, 2014 public offering, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if he or she has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or have the right to acquire such powers within 60 days. Accordingly, the following table does not include options to purchase our common stock that are not exercisable within the next 60 days.

The address of each director and executive officer shown in the table below is the address of our Company, 1075 West Georgia Street, Suite 2600, Vancouver, British Columbia, V6E 3C9. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to community property laws where applicable.

Name of Beneficial Owner	Shares Owned (1)	Percentage of All Shares	Common Units Owned	Percentage of All Shares and Common Units (2)
James Farrar(3)	171,086	1.3%	—	1.1%
Gregory Tylee(3)	137,399	1.1	—	0.9
Anthony Maretic	32,612	0.3	—	0.2
Samuel Belzberg(3)	214,211	1.7	1,451,095	10.7
John McLernon(3)	8,882	0.07	—	0.06
William Flatt	4,382	0.03	—	0.03
Mark Murski	4,000	0.03	—	0.03
Stephen Shraiberg(3)	50,882	0.4	70,594	0.8

All directors and executive officers as a group (8 persons)	623,454	4.9%	1,521,689	13.7%

(1)	Share amounts include restricted common stock units, which have been granted but have not vested under the Equity Incentive Plan.
(2)	Based on 12,717,020 shares of common stock outstanding and 2,915,709 common units outstanding on a fully diluted basis as of the date of March 19, 2015.
(3)	Share amount includes his immediate family members.

Equity Compensation Plan Information

The following table sets forth certain information regarding the outstanding equity awards at December 31, 2014.

Name	Option Awards	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
James Farrar	—	68,175	(1)	$853,471
Gregory Tylee	—	68,175	(1)	$853,471
Anthony Maretic	—	18,180	(1)	$227,592

(1)	Vests in three equal installments on each of April 21, 2015, April 21, 2016 and April 21, 2017, subject generally to continued service to the Advisor on the applicable vesting dates.

Fees and Expenses Paid to Our Advisor

Pursuant to the terms of the Advisory Agreement, our Advisor is compensated as follows:

•	For the year ended December 31, 2014, our Advisor was paid $682,221 for base management fees and $800,000 for acquisition fees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Formation Transactions

In connection with our initial public offering and the related Formation Transactions, certain of our directors, executive officers and their affiliates received material financial and other benefits as shown below. As a result of the Second City Group’s contribution of its interest in the Property Ownership Entities to us and our Operating Partnership in the Formation Transactions (values shown are based on the public offering price for our common stock in our initial public offering):

•	James Farrar, our chief executive officer and one of our directors, and his immediate family member, received, through their ownership interests in CIO REIT and a one-time grant of restricted stock under the Equity Incentive Plan, 132,145 shares of our common stock (66,051 are covered by the grant of restricted stock units and will result in issued shares upon settlement of restricted stock units as the applicable vesting criteria is satisfied) with a total value of approximately $1,651,813, which represented 1.3% of the total number of shares of our common stock outstanding on a fully-diluted basis upon completion of our initial public offering and the related Formation Transactions;

•	Gregory Tylee, our chief operating officer and president, and his immediate family member, received, through their ownership interests in CIO REIT and a one-time grant of restricted stock under the Equity Incentive Plan, 120,078 shares of our common stock (66,051 are covered by the grant of restricted stock units and will result in issued shares upon settlement of restricted stock units as the applicable vesting criteria is satisfied) with a total value of approximately $1,500,975, which represented 1.0% of the total number of shares of our common stock outstanding on a fully-diluted basis upon completion of our initial public offering and the related Formation Transactions;

•	Anthony Maretic, our chief financial officer, secretary and treasurer, received, through a one-time grant of restricted stock under the Equity Incentive Plan, 17,614 shares of our common stock (17,614 are covered by the grant of restricted stock units and will result in issued shares upon settlement of restricted stock units as the applicable vesting criteria is satisfied) with a value of approximately $220,175, which represented 0.1% of the total number of shares of our common stock outstanding on a fully-diluted basis upon completion of our initial public offering and the related Formation Transactions;

•	Samuel Belzberg, president of our Advisor and one of our directors, and his immediate family members and associated holding companies, received, through their ownership interests in GCC Amberglen, Gibralt, Second City GP and CIO OP and a one-time grant of restricted stock under the Equity Incentive Plan, 1,806,395 common units and shares of our common stock (202,556 are covered by the grant of restricted stock units and will result in issued shares upon settlement of restricted stock units as the applicable vesting criteria is satisfied) with a total value of approximately $22,579,938, which represented 15.3% of the total number of shares of our common stock outstanding on a fully-diluted basis upon completion of our initial public offering and the related Formation Transactions. Mr. Belzberg also received $10 million of cash through his ownership of Gibralt and GCC Amberglen when Gibralt and GCC Amberglen contributed their interests in the Amberglen property to our Operating Partnership; and

•	Stephen Shraiberg, one of our directors, received 80,448 common units with a total value of approximately $1,005,600, which represented 0.7% of the total number of shares of our common stock outstanding on a fully-diluted basis upon completion of our initial public offering and the related Formation Transactions.

In addition, in connection with the declaration of dividends of $0.183 per share on May 12, 2014, $0.235 per share on September 12, 2014, and $0.235 on December 15, 2014, Mr. Farrar was granted an additional 3,367 restricted stock units, Mr. Tylee was granted an additional 3,367 restricted stock units, Mr. Maretic was granted an additional 898 restricted stock units and Mr. Belzberg was granted an additional 7,447 restricted stock units in satisfaction of their dividend equivalent rights granted under our Equity Incentive Plan. These additional restricted stock units vest in accordance with the same vesting schedule, and upon the same conditions, as the underlying restricted stock units as to which the dividend equivalent rights were granted with respect to (generally vesting on the first three annual anniversaries of our initial public offering).

Also, for so long as the Second City Group and its affiliates collectively own at least 10% or more of our outstanding common stock on a fully-diluted basis (assuming all outstanding common units not owned by us or our subsidiaries are tendered for redemption and exchanged for shares of our common stock, regardless of whether such common units are then eligible for redemption), the Second City Group will have the right from time to time to designate individuals for nomination for election by our stockholders to our board of directors as follows:

•	for so long as the Second City Group and its affiliates own 30% or more of our fully-diluted outstanding common stock, (i) if the number of directors comprising our entire board of directors is six or more, the Second City Group will have the right to designate two nominees and (ii) if the number of directors comprising our entire board of directors is five or fewer, the Second City Group will have the right to designate one nominee;

•	for so long as the Second City Group and its affiliates own less than 30% but at least 10% of our fully-diluted outstanding common stock, regardless of the number of directors comprising our entire board of directors, the Second City Group will have the right to designate one nominee;

•	if the Second City Group and its affiliates own less than 10% of our fully-diluted outstanding common stock, the Second City Group will have no right to designate for nomination any individual to serve on our board of directors. If, subsequent to the time that Second City Group and its affiliates’ ownership of our fully diluted outstanding common stock falls below 10%, the Second City Group and entities controlled by the Second City Group again own 10% or more of the outstanding shares of our common stock as determined in the same manner as described above, then the Second City Group shall once again be entitled to exercise any designation or other applicable rights of the Second City Group set forth in the partnership agreement;

•	during any period in which the Second City Group and its affiliates own at least 5% of our fully-diluted outstanding shares of our common stock as determined in the same manner as described above, the Second City Group will be entitled to identify an individual to attend and observe meetings of our board of directors; and

•	notwithstanding the foregoing, if the Second City Group and its affiliates own none of our common stock for a period of one year or more, the Second City Group’s designation or other applicable rights under the partnership agreement shall terminate.

Contribution Agreements

In connection with the consummation of our initial public offering, the Second City Group contributed to us and our Operating Partnership their entire interests in the Property Ownership Entities in the Formation Transactions pursuant to separate contribution agreements. Pursuant to these contribution agreements with the Second City Group, we assumed, or succeeded to, all of the contributors’ rights, obligations and responsibilities with respect to the properties and the property entities contributed. These contribution agreements contained representations and warranties by the contributors to us and our Operating Partnership with respect to the condition and operations of the properties and interests to be contributed to us and certain other matters. We are not entitled to indemnification under the contribution agreements unless our damages exceed 1% of the consideration paid to the contributors. In such cases, we are indemnified for the portion of our damages that exceeds 1% of the consideration paid to the contributors. In addition, the indemnification in the contribution agreements is capped at 10% of the value of the consideration paid to the contributors. Additionally, we agreed to indemnify (a) Second City and Second City GP with respect to losses resulting from third-party claims arising under an existing guaranty of recourse obligations at the Washington Group Plaza by Second City in favor of Natixis Real Estate Capital LLC from and after the closing of our public offering until we have replaced Second City as guarantor thereunder, (b) the limited partner of the AmberGlen property owner with respect to losses resulting from third-party claims arising under an existing guaranty of recourse obligations by such limited partner in favor of RAIT Partnership, L.P. until we have replaced the limited partner as guarantor thereunder and (c) the limited partners of the Central Fairwinds property owner with respect to certain losses resulting from defaults at other properties owned by us that are cross-defaulted to the Central Fairwinds property.

Advisory Agreement

In connection with our initial public offering, we and our Operating Partnership entered into the Advisory Agreement with our Advisor pursuant to which our Advisor provides management and advisory services to us. The Advisory Agreement requires our Advisor to manage our business affairs in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors.

The Administration Agreement

Our Advisor has entered into the Administration Agreement with our Administrator, an affiliate of Second City, pursuant to which our Advisor has access to Second City’s employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions and accounting, treasury and investor relations capabilities to enable our Advisor to fulfill its responsibilities under the Advisory Agreement. The Administration Agreement will terminate upon termination of the Advisory Agreement.

Partnership Agreement

In connection with our initial public offering and the related Formation Transactions, we entered into an amended and restated partnership agreement with the various persons. As a result, these persons became limited partners of our Operating Partnership.

Pursuant to the partnership agreement, limited partners of our Operating Partnership and assignees of limited partners have the right, beginning April 21, 2015, to require our Operating Partnership to redeem part or all of their common units for cash equal to the then-current market value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement), or, at our election, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

Registration Rights Agreement

Under the registration rights agreement, subject to certain limitations, commencing not later than April 21, 2015 and subject to the availability of a registration statement on Form S-3, or a successor short form registration, we must file a registration statement covering the resale of the shares of our common stock issued or issuable, at our option, in exchange for common units issued in the Formation Transactions related to our initial public offering to the Second City Group and certain of our executive officers (collectively, the “applicable holders”). Commencing not later than April 21, 2015, the applicable holders are also entitled to require us on one occasion to register their common stock for public sale subject to certain exceptions, limitations and conditions precedent. As promptly as reasonably practicable after we receive a demand notice from the applicable holders, we are required to file with the SEC a registration statement and must use our commercially reasonable efforts to cause any such registration statement to become and remain effective as promptly as reasonably practicable after the filing thereof.

In addition, if we propose to file, at any time following April 21, 2015, a registration statement with respect to a public offering of our common stock for our own account or for the account of others, subject to certain exceptions, we must give notice of the proposed filing to the applicable holders of registrable shares as soon as practicable and offer the applicable holders the opportunity to include in the registration statement such amount of registrable shares as they may request, subject to customary underwriter cutback provisions. We agreed to pay all of the expenses relating to the securities registrations described above.

Indemnification and Limitation of Directors’ and Officers’ Liability

Our charter and amended and restated bylaws provide certain indemnification rights for our directors and officers and we entered into an indemnification agreement with each of our directors and executive officers, providing for procedures for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from their service to us or, at our request, service to other entities, as officers or directors or otherwise, to the maximum extent permitted by Maryland law. See “Item 10. Directors, Executive Officers and Corporate Governance—Limitations on Liabilities and Indemnification of Directors and Officers.”

Tax Protection Agreements

Our Operating Partnership entered into tax protection agreements with certain of the contributors, on behalf of themselves and their direct and indirect owners (the “Protected Parties”). Pursuant to the tax protection agreements, our Operating Partnership agreed not to sell exchange or otherwise dispose of any properties during the four years immediately following our initial public offering and the related Formation Transactions (the “Tax Protection Period”) in a transaction that would cause the Protected Parties to realize built-in gain. All of our properties have such built-in gain. Pursuant to the tax protection agreements, we anticipate that the total amount of protected built-in gain to the Protected Parties is approximately $57 million. If we sell one or more properties during the Tax Protection Period, our Operating Partnership, subject to certain exceptions, is required to pay to each Protected Party an amount equal to the U.S. federal, state and local taxes that may be imposed on the built-in gain allocated to it or its owners, with the amount of such taxes being computed based on the highest applicable U.S. federal, state and local marginal tax rates, as well as the tax liabilities incurred as a result of such tax protection payment. Consequently, our ability to sell or dispose of our properties is substantially restricted by this obligation to make payments to the Protected Parties during the Tax Protection Period if we sell a property.

The tax protection agreements also require our Operating Partnership to maintain a minimum level of indebtedness of $2 million throughout the Tax Protection Period in order to allow an amount of debt to be allocable to the Protected Parties and their owners that is sufficient to avoid certain adverse tax consequences, regardless of whether such debt levels are otherwise required to operate our business. Moreover, if the amount of Operating Partnership debt allocable to the Protected Parties and their owners at any point during the Tax Protection Period would not otherwise be sufficient to avoid such adverse tax consequences, our Operating Partnership provides the Protected Parties with the opportunity to guarantee debt upon a future repayment, retirement, refinancing or other reduction of currently outstanding debt prior to the end of the Tax Protection Period. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. After the Tax Protection Period, our Operating Partnership will be required to use commercially reasonable efforts to provide the Protected Parties with an opportunity to guarantee its debt, provided that it will not be required to incur any debt that it otherwise would not have incurred (as it determines in its reasonable discretion). If we fail to maintain such minimum indebtedness throughout the Tax Protection Period or to make such opportunities available, we are required to make indemnifying payments to the Protected Parties intended to approximate the tax liability of the Protected Parties and their direct or indirect owners resulting from such failure, computed in the manner described in the preceding paragraph.

Equity Incentive Plan

In connection with our initial public offering, we adopted a cash and equity-based incentive award plan for our directors and officers and our Advisor. See “Item 11. Executive and Director Compensation—Equity Incentive Plan.”

Grants of Equity Compensation to Employees of Our Advisor

In connection with the closing of the Formation Transactions and our initial public offering, we adopted the Equity Incentive Plan in order to provide a mechanism to align the interests of our directors and executive officers and our Advisor with the interests of our stockholders. An aggregate of 869,347 shares of common stock are available for issuance under awards granted pursuant to the Equity Incentive Plan.

At the completion of our initial public offering, pursuant to the Advisory Agreement and under our Equity Incentive Plan, we issued 66,051 restricted stock units to Mr. Farrar, 66,051 restricted stock units to Mr. Tylee, 17,614 restricted stock units to Mr. Maretic and 202,556 restricted stock units to Mr. Belzberg. The units vest ratably over three years beginning on the first anniversary of the completion of our initial public offering, generally subject to such person’s continued service with the Advisor (but vest in full upon an involuntary termination without cause). The restricted stock units carry the right to receive dividends (through a related grant of dividend equivalent rights), which will be reinvested in shares of our common stock and delivered to the applicable executive upon, and subject to, satisfaction of the vesting criteria applicable to the related restricted stock units. In connection with the declaration of dividends of $0.183 per share on May 12, 2014, $0.235 per share on September 12, 2014, and $0.235 on December 15, 2014, Mr. Farrar was granted an additional 3,367 restricted stock units, Mr. Tylee was granted an additional 3,367 restricted stock units, Mr. Maretic was granted an additional 898 restricted stock units and Mr. Belzberg was granted an additional 7,447 restricted stock units in satisfaction of their dividend equivalent rights granted under our Equity Incentive Plan. These additional restricted stock units vest in accordance with the same vesting schedule, and upon the same conditions, as the underlying restricted stock units as to which the dividend equivalent rights were granted with respect to (generally vesting on the first three annual anniversaries of our initial public offering).

Future awards will be at the discretion of the compensation committee of our board of directors. The number of total shares will be calculated as if all common units, other than common units held by us, are exchanged for shares of our common stock.

Conflicts of Interest

We are subject to conflicts of interest relating to our Advisor because, among other things:

•	The Advisory Agreement was not negotiated at arm’s-length and may not be on terms as favorable as we could have negotiated with a third party. Pursuant to the Advisory Agreement, our Advisor is obligated to supply us with substantially all of our senior management team;

•	Each of our executive officers and non-independent directors is also an owner of our Advisor. These individuals have interests in our relationships with our Advisor that are different than the interests of our stockholders. In particular, these individuals will have a direct interest in the financial success of our Advisor, which may encourage these individuals to support strategies that impact us based upon these considerations. As a result of these relationships, these persons have a conflict of interest with respect to our agreements and arrangements with our Advisor, which were not negotiated at arm’s-length, and the terms of such agreements and arrangements may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In order to minimize any potential conflict of interest, however, (a) the Advisory Agreement includes non-competition and non-solicitation provisions with respect to our Advisor and its affiliates, on the one hand, and our company, on the other hand, (b) we have preferential acquisition rights with respect to Suitable Properties (defined below) that our Advisor has identified and (c) we will not purchase any properties from the Second City Group or any of its affiliates without first obtaining the approval of our stockholders (other than the principals or our Advisor or its affiliates owning a majority of our common stock), each as described further below;

•

Our Advisor may retain, for and on our behalf and at our sole cost and expense, such services of accountants, legal counsel, appraisers, insurers, brokers, transfer agents, registrars, developers, investment banks, valuation firms, financial advisors, due diligence firms, underwriting review firms, banks and other lenders and others as our Advisor deems necessary or advisable in connection with our management and operations. Our Advisor has the right to cause any such services to be rendered by its employees or affiliates. Except as otherwise provided in the Advisory Agreement, we are required to pay or reimburse our Advisor performing such services for the reasonable cost thereof, provided that such costs and reimbursements are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis;

•	Our Advisor may subcontract and assign its responsibilities under the Advisory Agreement to any of its affiliates in accordance with the terms of the Advisory Agreement applicable to any such subcontract or assignment;

•	Our Advisor’s liability is limited under the Advisory Agreement and we must indemnify our Advisor with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified parties not constituting (i) reckless disregard of our Advisor’s duties under the Advisory Agreement, (ii) willful misconduct, (iii) bad faith or (iv) gross negligence. As a result, we could experience poor performance or losses for which our Advisor would not be liable; and

•	Some of the principals of our Advisor currently manage the Second City Group, which may raise other similar private equity platforms. The Second City Group’s acquisition strategy differs from our own in that it typically focuses on “value-add” real estate investments as well as non-office investments. The role of the owners of our Advisor as managers of the Second City Group could place our Advisor in a position of conflict with respect to a potential investment. See “Preferential Acquisition Rights” below.

“Suitable Properties” means (x) developed commercial real estate properties (i) where at least 85% of the gross leasable area is allocated for office use, (ii) that have leases in place for at least 85% of the gross leasable area of the building and (iii) with leases that have, in the aggregate, a weighted average (based on square footage) of at least three years remaining at the time of acquisition or (y) any undeveloped or unimproved real property that is contiguous to a property owned by us.

Non-Competition and Non-Solicitation Provisions

Under the Advisory Agreement, without the prior approval of our independent directors, the Second City Group, our Advisor, their respective affiliates and James Farrar, Anthony Maretic, Gregory Tylee and Samuel Belzberg, in their individual capacities, agreed that they will not during the term of the Advisory Agreement (i) create or manage another entity (A) that is publicly traded on an exchange or (B) that is not publicly traded on an exchange, but which entity’s securities are registered, and in the case of each of (a) and (B), which entity’s principal investment strategy focuses on the ownership of Suitable Properties or where 50% or more of such entity’s assets are comprised of Suitable Properties, (ii) invest in, purchase or finance the purchase of any assets directly or through any entity in which they have a management role that constitute Suitable Properties and meet our investment criteria unless they have first been offered to us (on no less favorable terms) and we have declined to purchase such assets (see “Preferential Acquisition Rights” below) or (iii) solicit tenants (see “Restrictions on Leasing” below) and employees away from us or our facilities, or otherwise interfere with relationships that we have with our tenants.

Additionally, we will not purchase any properties from the Second City Group or any of its affiliates without first obtaining the approval of the holders of a majority of shares of our outstanding common stock (other than the principals or our Advisor or its affiliates).

The provisions will remain in effect during the term of the Advisory Agreement, provided, however, that in the case of a termination of the Advisory Agreement by reason of an event of default by our Advisor, the provisions will remain in effect for an additional 12 months following the termination of the Advisory Agreement.

Preferential Acquisition Rights

During the term of the Advisory Agreement, we have a right of first opportunity to purchase any property or property interest that is a Suitable Property (whether within or outside our target market) identified and being considered for potential acquisition by the Second City Group, any fund managed by the Second City Group, our Advisor or any of their affiliates under common control (collectively, the “Fund Affiliates”) (each, an “Offered Investment”); provided, however, that for the avoidance of doubt, the following will not be deemed to be Offered Investments: (A) properties that are geographically adjacent to properties currently owned by the Second City Group or one of its affiliates, and (B) investments in which pre-existing contractual obligations to joint venture partners prohibit offering us a right of first opportunity to purchase. Upon being notified in writing that a Fund Affiliate is considering the acquisition of a Suitable Property, which must be accompanied by the material transaction terms (including the contemplated purchase price), we have a period of 30 days to elect to acquire the Offered Investment on those terms (or such lesser period as may be available under the circumstances from the vendors of the Offered Investment). At the time that our Advisor presents the Offered Investment to us, our Advisor will also provide its recommendation regarding whether the Offered Investment would be a suitable investment for us in light of our investment guidelines, our operating policies and other relevant investment considerations, and with an outline of all of the material terms and conditions of the Offered Investment then known to our Advisor, including relevant summary financial and property information.

Our independent directors may elect for us to acquire an Offered Investment, in which event our Advisor shall promptly and diligently undertake to cause us to complete such acquisition. If our independent directors do not elect to direct our Advisor to acquire the Offered Investment during the relevant period or expressly decline to acquire the Offered Investment, then (i) subject to paragraph (ii) below, we shall have conclusively waived any further rights with respect of the Offered Investment and (ii) the relevant Fund Affiliate shall have the right to acquire the Offered Investment for a purchase price not less than 95% of the purchase price offered to us and on otherwise the same terms and conditions. In the event that the purchase price is less than 95% of the purchase price offered to us or the acquisition terms become in the reasonable judgment of our independent directors materially different than those presented to us, then we have a period of five business days from receipt of notice from the relevant Fund Affiliate (or such lesser period as may be available, under the circumstances, from the vendors of the Offered Investment) to determine if we want to acquire the Offered Investment on such terms and conditions and at such purchase price.

Other Activities of Our Advisor

Our Advisor has advised us that it does not currently intend to provide management or advisory services to other entities but may decide to do so in the future.

Restrictions on Leasing

Our Advisor and its affiliates agreed to not actively approach or solicit, directly or indirectly, any tenant that currently occupies space at any property in which we have an ownership interest (a “City Office Property”) for the purpose of engaging in discussions relating to the negotiation of any lease of a property managed or owned by our Advisor or any of its affiliates (a “Managed Property”). Notwithstanding the foregoing, in the event that a tenant of a City Office Property hires a third-party leasing broker to solicit proposals for a new lease and our Advisor or its relevant affiliate is contacted by such broker in relation to a Managed Property, our Advisor shall promptly notify our independent directors of such proposal, following which it shall be entitled to respond to such proposal or sign a lease with such tenant for a Managed Property.

In the event that any current or prospective tenant (a “Tenant”) of a City Office Property approaches our Advisor for the purposes of engaging in discussions relating to the negotiation of any lease at a Managed Property that is within a radius of three miles of any City Office Property, our Advisor is obligated to (i) notify our independent directors and keep them apprised of the status of negotiations with the Tenant and (ii) use its commercially reasonable efforts to provide us with the opportunity to make a proposal to the Tenant to lease space in a City Office Property. Our Advisor is not required to take any such action if it is prohibited from doing so by confidentiality obligations explicitly required by the Tenant or its representatives, provided that our Advisor will use its commercially reasonable efforts to cause the Tenant to waive any such confidentiality restrictions as it relates specifically to notifying our independent directors and allowing us to make a proposal to the Tenant.

In the event that the Tenant signs a lease in respect of a Managed Property, our Advisor must provide to us on a confidential basis, if requested by our independent directors, the Compensation Committee or the Nominating and Corporate Governance Committee, an executed copy of such lease (where our Advisor, acting reasonably, is not prohibited from doing so by confidentiality obligations explicitly required by the Tenant or its representatives).

Policies with Respect to Conflicts of Interest

We adopted a code of ethics that prohibits transactions involving conflicts of interest between us on the one hand, and our officers, employees, directors and Advisor on the other hand, except for such transactions that are approved by a majority of our directors (including a majority of our independent directors) in compliance with the code of ethics. A “conflict of interest” arises when the private interest of a person covered by the code interferes in any material respect with our interests or his or her service to us. Waivers of our code of ethics for certain covered persons must be disclosed in accordance with NYSE and SEC requirements. In addition, our Board of Directors is subject to certain provisions of Maryland law, which are also designed to eliminate or minimize conflicts. However, we cannot assure you that these policies or provisions of law will always succeed in eliminating the influence of such conflicts. If they are not successful, decisions could be made that might fail to reflect fully the interests of all stockholders.

Other than in connection our IPO and the Formation Transactions or as approved by a majority of the independent directors of our Board of Directors so voting, we will not purchase portfolio assets from, or sell them to, our directors, officers or our Advisor, or any of our or their affiliates, or engage in any transaction in which they have a direct or indirect pecuniary interest (other than the Advisory Agreement) in any circumstances other than as described above in “Preferential Acquisition Rights” and “Restrictions on Leasing.” We have a right of first opportunity to purchase any property or property interest that is a suitable property and is being considered for potential acquisition by Second City, any fund managed by Second City, our Advisor or any of their affiliates, as discussed in “Preferential Acquisition Rights.”

Except as provided above and in “Preferential Acquisition Rights” and “Restrictions on Leasing,” we do not have a policy that expressly prohibits our directors, officers, security holders or any of our affiliates from engaging for their own account in business activities of the types conducted by us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

KPMG LLP (“KPMG”) is our independent registered public accounting firm. The aggregate fees to the Company billed for professional services rendered by KPMG in 2014 were as follows:

Audit Fees. Audit Fees for 2014 include fees for the audit of our annual consolidated and combined financial statements, reviews of our quarterly reports on Form 10-Q, audits required in connection with property acquisitions, and certain additional services associated with our initial public offering and follow on offering, including reviewing registration statements and the issuance of comfort letters and consents. The aggregate fees billed for these professional services rendered by KPMG were approximately $0.6 million for the year ended December 31, 2014.

Audit Related Fees. There were no audit related services rendered by KPMG to the Company for the year ended December 31, 2014.

Tax Fees. There were no tax services rendered by KPMG to the Company for the year ended December 31, 2014.

All Other Fees. There were no other services rendered by KPMG to the Company for the year ended December 31, 2014.

Any audit, audit related, tax and other fees of KPMG incurred by our Predecessor prior to the Formation Transactions in April 2014 were paid for by the Second City Group.

Interaction with Independent Auditor

Appointment and Oversight. The audit committee shall be directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditor (including resolution of any disagreements between Company management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for the Company, and the independent auditor shall report directly to the audit committee.

Pre-Approval of Services. Before the independent auditor is engaged by the Company or its subsidiaries to render audit or non-audit services, the audit committee shall pre-approve the engagement. Audit committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the audit committee regarding the Company’s engagement of the independent auditor. The audit committee may delegate to one or more designated members of the audit committee the authority to grant pre-approvals, provided such approvals are presented to the audit committee at a subsequent meeting. If the audit committee elects to establish pre-approval policies and procedures regarding non-audit services, the audit committee must be informed of each non-audit service provided by the independent auditor. Audit committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC.

Independence of Independent Auditor. The audit committee shall, at least annually, review the independence and quality control procedures of the independent auditor and the experience, qualifications and performance of the independent auditor’s senior personnel that are providing audit services to the Company. In conducting its review:

(i) The audit committee shall obtain and review (A) a report prepared by the independent auditor describing the auditing firm’s internal quality control procedures and any material issues raised by the most recent internal quality control review, or peer review, of the auditing firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the auditing firm, and any steps taken to deal with any such issues, and (B) any other required reports from the independent auditor;

(ii) The audit committee shall (A) discuss with the independent auditor its independence from the Company, including whether the provision by the independent auditor of permitted non-audit services is compatible with independence, and (B) obtain and review a written statement prepared by the independent auditor describing all relationships between the independent auditor and the Company, consistent with applicable SEC and Public Company Accounting Oversight Board rules and guidance with respect to auditor independence, and consider the impact that any relationships or services may have on the objectivity and independence of the independent auditor;

(iii) The audit committee shall confirm with the independent auditor that the independent auditor is in compliance with the partner rotation requirements established by the SEC; and

(iv) The audit committee shall consider whether the Company should adopt a rotation of the annual audit among independent auditing firms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Index to Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm

Consolidated and Combined Balance Sheets as of December 31, 2014 and December 31, 2013

Consolidated and Combined Statements of Operations for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

Notes to Consolidated and Combined Financial Statements

Financial Statement Schedules

Schedule III – Real Estate Properties and Accumulated Depreciation

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Exhibits

The exhibits listed on the Exhibit List (following the signatures section on this Annual Report on Form 10-K) are included, or incorporated by reference, herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of City Office REIT, Inc.

We have audited the accompanying consolidated and combined balance sheets of City Office REIT, Inc., as described in note 1, as of December 31, 2014 and December 31, 2013 and the related consolidated and combined statements of operations, changes in equity and cash flows for each of the years in the three year period ended December 31, 2014. In connection with our audit of the consolidated and combined financial statements, we also have audited the financial statement Schedule III for the year ended December 31, 2014. These consolidated and combined financial statements and financial statement Schedule III are the responsibility of City Office REIT, Inc. management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of City Office REIT, Inc. as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2014, in conformity with US generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Vancouver, Canada

March 19, 2015

City Office REIT, Inc. and Predecessor

Consolidated and Combined Balance Sheets (Note 1)

(In thousands, except par value and share data)

	December 31,
	2014	2013
Assets
Real estate properties, cost
Land	$66,204	$30,165
Building and improvement	132,964	62,908
Tenant improvement	27,773	14,591
Furniture, fixtures and equipment	198	198

	227,139	107,862
Accumulated depreciation	(15,311)	(7,735)

	211,828	100,127

Investments in unconsolidated entity	—	4,338
Cash and cash equivalents	34,862	7,128
Restricted cash	11,093	7,368
Rents receivable, net	7,981	4,680
Deferred financing costs, net of accumulated amortization	2,901	1,168
Deferred leasing costs, net of accumulated amortization	2,618	2,303
Acquired lease intangibles assets, net	29,391	13,752
Prepaid expenses and other assets	832	297
Deferred offering costs	—	1,829

Total Assets	$301,506	$142,990

Liabilities and Equity
Liabilities:
Debt	$189,940	$109,916
Accounts payable and accrued liabilities	4,080	2,348
Deferred rent	2,212	1,489
Tenant rent deposits	1,862	1,362
Acquired lease intangibles liability, net	606	167
Dividend distributions payable	3,571	—
Earn-out liability	8,000	—

Total Liabilities	210,271	115,282

Commitments and Contingencies (Note 11)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,279,110 shares issued and outstanding	123	—
Additional paid-in capital	91,308	—
Accumulated deficit	(11,320)	—
Predecessor equity	—	26,624

Total Stockholders’ and Predecessor Equity	80,111	26,624
Operating Partnership unitholders’ non-controlling interests	11,878	—
Non-controlling interests in properties	(754)	1,084

Total Equity	91,235	27,708

Total Liabilities and Equity	$301,506	$142,990

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Operations (Note 1)

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$33,236	$18,428	$9,992
Expense reimbursement	2,869	1,316	1,053
Other	791	747	471

Total Revenues	36,896	20,491	11,516

Operating Expenses:
Property operating expenses	14,332	8,466	6,049
Acquisition costs	2,133	1,479	213
Stock-based compensation	1,091	—	—
General and administrative	1,314	—	—
Base management fee	682	—	—
Depreciation and amortization	14,729	7,775	3,956

Total Operating Expenses	34,281	17,720	10,218

Operating income	2,615	2,771	1,298
Interest Expense:
Contractual interest expense	(7,854)	(5,050)	(3,073)
Amortization of deferred financing costs	(1,443)	(318)	(613)
Loss on early extinguishment of Predecessor debt	(1,655)	—	—

	(10,952)	(5,368)	(3,686)
Change in fair value of earn-out	(1,048)	—	—
Gain on equity investment	4,475	—	—
Canadian offering costs	—	(1,983)	—
Equity in income of unconsolidated entity	—	403	506

Net Loss	(4,910)	(4,177)	(1,882)
Less:
Net (income)/loss attributable to non-controlling interests in properties	(82)	44	287

Net income attributable to Predecessor	(1,973)
Net loss attributable to Predecessor		(4,133)	(1,595)

Net loss attributable to Operating Partnership unitholders’ non-controlling interests	1,955

Net loss attributable to stockholders	$(5,010)

Net loss per share:
Basic and diluted	$(0.59)

Weighted average common shares outstanding:
Basic and diluted	8,475,697

Dividend distributions declared per common share and unit	$0.653

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Changes in Equity (Note 1)

(In thousands, except share data)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated deficit	Predecessor equity	Total stockholders’ and Predecessor equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Predecessor
Balance—January 1, 2012	—	$—	$—	$—	$16,902	$16,902	$—	$1,564	$18,466
Contributions	—	—	—	—	4,613	4,613	—	513	5,126
Distributions	—	—	—	—	(13,771)	(13,771)	—	(1,930)	(15,701)
Net income/(loss)	—	—	—	—	(1,595)	(1,595)	—	(287)	(1,882)

Balance—December 31, 2012	—	—	—	—	6,149	6,149	—	(140)	6,009
Contributions	—	—	—	—	26,107	26,107	—	1,365	27,472
Distributions	—	—	—	—	(1,499)	(1,499)	—	(97)	(1,596)
Net income/(loss)	—	—	—	—	(4,133)	(4,133)	—	(44)	(4,177)

Balance—December 31, 2013	—	—	—	—	26,624	26,624	—	1,084	27,708
Contributions	—	—	—	—	3,844	3,844	—	62	3,906
Distributions	—	—	—	—	(1,347)	(1,347)	—	(153)	(1,500)
Net income/(loss)	—	—	—	—	1,973	1,973	—	(29)	1,944

Balance—April 20, 2014	—	—	—	—	31,094	31,094	—	964	32,058
City Office REIT, Inc.
Net proceeds from sale of common shares	6,582	66	72,405	—	—	72,471	—	—	72,471
Formation Transaction	1,611	16	(27,568)	—	(31,094)	(58,646)	17,684	(1,658)	(42,620)
Net proceeds from secondary public offering	4,086	41	45,380	—	—	45,421	(1,806)	—	43,615
Restricted stock award grants	—	—	1,091	—	—	1,091	—	—	1,091
Dividend distributions declared	—	—	—	(6,310)	—	(6,310)	(2,045)	—	(8,355)
Distributions	—	—	—	—	—	—	—	(171)	(171)
Net loss	—	—	—	(5,010)	—	(5,010)	(1,955)	111	(6,854)

Balance—December 31, 2014	12,279	$123	$91,308	$(11,320)	$—	$80,111	$11,878	$(754)	$91,235

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Cash Flows (Note 1)

(In thousands)

	Years ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(4,910)	$(4,177)	$(1,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,729	7,775	3,956
Amortization of deferred financing costs	1,443	318	613
Amortization of above/below market leases	541	521	277
Increase in straight-line rent	(1,315)	(2,330)	(1,156)
Non-cash stock compensation	1,091	—	—
Change in fair value of earn-out	1,048	—	—
Loss on early extinguishment of debt	885	—	—
Gain on equity investment	(4,475)	—	—
Equity in income of unconsolidated entity	—	(403)	(506)
Other professional fees	—	160	—
Canadian offering costs	—	1,983	—
Changes in non-cash working capital:
Rents receivable, net	(1,986)	(75)	(243)
Prepaid expenses and other assets	(399)	425	(285)
Related party receivables	—	—	4,122
Accounts payable and accrued liabilities	(88)	1,170	55
Deferred rent	723	1,235	209
Tenant rent deposits	500	628	215

Net Cash Provided By Operating Activities	7,787	7,230	5,375

Cash Flows to Investing Activities:
Additions to real estate properties	(4,156)	(3,895)	(3,644)
Acquisition of real estate, net of cash assumed	(89,565)	(71,314)	(13,888)
Distribution from unconsolidated entity	—	948	1,392
Deferred leasing cost	(859)	(845)	(970)

Net Cash Used In Investing Activities	(94,580)	(75,106)	(17,110)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares	72,471	—	—
Formation transactions	(35,245)	—	—
Net proceeds from secondary public offering	49,671	—	—
Redemption of common stock and common units held by Operating Partnership non-controlling interests	(6,056)	—	—
Debt issuance and extinguishment costs	(4,063)	(769)	(886)
Proceeds from mortgage loans payable	205,860	57,777	41,925
Proceeds of revolving credit facility	15,500	—	—
Repayment of mortgage loans payable	(161,837)	(1,118)	(15,606)
Repayment of revolving credit facility	(15,500)	—	—
Contributions from partners and members	3,844	22,008	4,613
Contributions from non-controlling interests in properties	62	1,365	513
Distributions to partners and members	(1,347)	(1,499)	(13,771)
Distributions to non-controlling interests in properties	(324)	(97)	(1,930)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(4,784)	—	—
Change in restricted cash	(3,725)	(5,770)	(1,484)

Net Cash Provided By Financing Activities	114,527	71,897	13,374

Net Increase in Cash and Cash Equivalents	27,734	4,021	1,639
Cash and Cash Equivalents, Beginning of Period	7,128	3,107	1,468

Cash and Cash Equivalents, End of Period	$34,862	$7,128	$3,107

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,826	$4,813	$2,478

Accrued dividend distributions payable	$3,571	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Notes to Consolidated and Combined Financial Statements

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

The Company intends to elect to be taxed and to continue to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) commencing with its taxable year ending December 31, 2014. Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

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

Initial Public Offering and Formation Transactions

The Company’s operations are carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related Formation Transactions.

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

The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership utilized a portion of the net proceeds of the IPO to pay fees in connection with the assumption of the indebtedness, pay expenses incurred in connection with the IPO and Formation Transactions and repay loans that were made to several of the contributing entities by certain investors in such entities. The remaining funds were used for general working capital purposes and to fund acquisitions.

Pursuant to the Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,858,860 common stock and $19.4 million of cash. On May 9, 2014, subsequent to the exercise of the underwriters’ overallotment option, 479,305 common units and 248,095 common stock were redeemed for $9.1 million in cash.

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

The following is a summary of the Predecessor Statements of Operations for the period from January 1, 2014 through April 20, 2014, and the Company’s Statement of Operations for the period from April 21, 2014 through December 31, 2014. These amounts are included in the consolidated and combined statement of operations herein for the year ended December 31, 2014. All balances as of December 31, 2013 and December 31, 2012 are those of the Predecessor.

(in thousands)

	Predecessor	City Office REIT, Inc.
	January 1, 2014 through April 20, 2014	April 21, 2014 through December 31, 2014
Revenues:
Rental income	$8,865	$24,371
Expense reimbursement	555	2,314
Other	343	448

Total Revenues	9,763	27,133

Operating Expenses:
Property operating expenses	3,775	10,557
Acquisition costs	806	1,327
Stock-based compensation	—	1,091
General and administrative	79	1,235
Base management fees	—	682
Depreciation and amortization	3,862	10,867

Total Operating Expenses	8,522	25,759

Operating income	1,241	1,374
Interest expense, net	(3,772)	(7,180)
Change in fair value of earn-out	—	(1,048)
Gain on equity investment	4,475	—

Net income / (loss)	1,944	(6,854)
Net loss / (income) attributable to non-controlling interests in properties	29	(111)

Net income attributable to Predecessor	1,973	—

Net loss attributable to Operating Partnership unitholders’ non-controlling interests		1,955

Net loss attributable to stockholders		(5,010)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, and determination of the useful life of real estate properties and other long lived assets. Such estimates are based on management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from management’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash and short-term investments with a maturity date of less than three months when acquired.

Restricted Cash

Restricted cash consists of cash held in escrow by lenders pursuant to certain lender agreements.

Rent Receivable, Net

The Company continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2014 and 2013, the Company’s allowance for doubtful accounts was not significant.

Business Combinations

When a property is acquired, management considers the substance of the agreement in determining whether the acquisition represents an asset acquisition or a business combination. Upon acquisitions of properties that constitutes a business, the fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Acquisition costs are expensed as incurred in the accompanying combined statements of operations. Also, non-controlling interests acquired are recorded at estimated fair market value.

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

The fair value of above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rents. Below-market lease intangibles are recorded as part of acquired lease intangibles liability and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

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

Real Estate Properties

Real estate properties are stated at cost less accumulated depreciation, except land. Depreciation is computed on the straight-line basis over estimated useful lives of:

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

Investment in Unconsolidated Entity

The Company accounts for its investment in the unconsolidated entity using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC Topic 810. Under the equity method, the Company increases its investment balance by recording its proportionate share of net income and contributions and decreases its investment balance by recording its proportionate share of net loss and distributions.

The Company reviews its investment in unconsolidated entity for other-than-temporary declines in market value when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. In this analysis of fair value, the Company uses a discounted cash flow analysis to estimate the fair value of its investment taking into account expected cash flow from operations, holding period and net proceeds from the dispositions of the property. Any decline that is not expected to be recovered is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. For the year ended December 31, 2013, there were no impairment charges related to the Company’s investment in unconsolidated entity.

Concentration of Credit Risk

The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time. The Company has never experienced any losses related to these balances.

Income Taxes

The Company intends to elect to be taxed and to continue to operate in a manner that will allow it to qualify as a REIT under the Code commencing with its taxable year ending December 31, 2014. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years.

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

Non-controlling Interests

The Company follows the provisions pertaining to non-controlling interests of ASC Topic 810. A non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Among other matters, the non-controlling interest standards require that non-controlling interests be reported as part of equity in the combined balance sheet (separately from the controlling interest’s equity).

Upon completion of the IPO and Formation Transactions and exercise of the underwriters’ overallotment option, the Operating Partnership issued 3,251,904 common units of limited partnership interest to the Predecessor’s prior investors as partial consideration for the contribution of their interest in the Predecessor to the Operating Partnership. Non-controlling interest in the Company represents common units of the Operating Partnership held by the Predecessor’s prior investors.

On December 10, 2014, we completed a public offering pursuant to which we sold 3,750,000 of our common stock to the public. On December 23, 2014, the underwriters of the offering exercised their overallotment option to purchase an additional 512,664 shares of our common stock which was used entirely to redeem 336,195 common units and 176,469 common stock held by the Operating Partnerships’ non-controlling interest.

As of December 31, 2014, the Company held an 80.8% interest in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Equity-Based Compensation

The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting periods.

Earnings per Share

The Company calculates net income per share based upon the weighted average shares outstanding during the period beginning April 2014. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 2,915,709 potentially dilutive shares outstanding related to the issuance of common units held by non-controlling interests during the year ended December 31, 2014; however, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. As a result, the number of diluted outstanding shares was equal to the number of basic outstanding shares.

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has not elected to designate any instruments as a hedge under ASC 815-10.

Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Deferred Leasing Costs

Fees and costs paid in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. Fees and costs incurred in connection with obtaining financing are deferred and amortized over the term of the related debt obligation.

Accumulated amortization of deferred leasing costs as of December 31, 2014 and 2013 was $1,496,605 and $953,065, respectively.

Offering Costs

Costs related to the IPO and Formation Transactions paid by the Company’s Predecessor were reimbursed from the proceeds of the IPO.

Segment Reporting

The Company operates in one industry segment, commercial real estate.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016, and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We are currently evaluating the impact of adopting this new accounting standard on our financial statements.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities (“VIE”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. ASU 2015-02 is effective for annual periods, and interim periods therein, beginning after December 15, 2015. We are currently evaluating the impact the adoption of Topic 810 will have on our financial statements.

3. Rents Receivable, Net

The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2014	December 31, 2013
Billed receivables	$585	$344
Straight-line receivables	7,396	4,336

Total rents receivable	$7,981	$4,680

Substantially all of these assets have been pledged as collateral for mortgage loans payable (see Note 7).

4. Real Estate Investments

Acquisitions

During the years ended December 31, 2014, 2013 and 2012, the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Central Fairwinds	May 2012	90	%(1)
Corporate Parkway	May 2013	100%
Washington Group Plaza	June 2013	100	%(1)
Cherry Creek	January 2014	100%
Plaza 25	June 2014	100%
Lake Vista Pointe	July 2014	100%
Florida Research Park	Nov 2014	100%

(1)	At acquisition of Washington Group Plaza in June 2013 and Central Fairwinds in May 2012, the Company held a 90% interest in each of the properties. Upon the IPO and Formation Transactions, the Company increased its ownership share in the Washington Group Plaza property to 100%.

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

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the year ended December, 2014 (in thousands):

Cherry Creek
Land	$25,745
Buildings and improvements	15,771
Tenant improvements	4,372
Acquired intangible assets	12,009
Accounts payable and other liabilities	(815)
Lease intangible liability	(249)

Fair value of assets and liabilities at acquisition	$56,833

The Company recognized expenses relating to the Cherry Creek acquisition of $806,344 for the year ended December 31, 2014. A gain of $4.5 million was recognized from the fair value adjustment associated with the Predecessor’s original ownership due to a change in control, calculated as follows (in thousands):

Fair value of assets and liabilities acquired	$56,833
Less existing mortgage in Cherry Creek	(36,000)

20,833
Less cash paid to seller	(12,021)

Fair value of 42.3% equity interest	8,812
Carrying value of investment in Cherry Creek	(4,337)

Gain on existing 42.3% equity interest	$4,475

On June 4, 2014, the Company, through the Operating Partnership, acquired 100% of CIO Plaza 25 Limited Partnership, a property in Denver, Colorado for $24.3 million. The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the year ended December, 2014 (in thousands):

Plaza 25
Land	$1,764
Buildings and improvements	18,487
Tenant improvements	2,076
Acquired intangible assets	2,924
Prepaid expenses and other assets	2
Accounts payable and other liabilities	(641)
Lease intangible liability	(328)

Total consideration	$24,284

On July 18, 2014, the Company, through the Operating Partnership, acquired 100% of CIO Lake Vista Pointe Limited Partnership, a property in Dallas, Texas for $26.7 million. The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2014 (in thousands):

Lake Vista Pointe
Land	$4,115
Buildings and improvements	17,562
Tenant Improvements	3,038
Acquired intangible assets	3,685
Prepaid expenses and other assets	30
Accounts payable and other liabilities	(1,733)

Total consideration	$26,697

On November 18, 2014, the Company, through the Operating Partnership, acquired 100% of CIO Florida Research Park Limited Partnership, a property in Orlando, Florida for $26.6 million. The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2014 (in thousands):

Florida Research Park
Land	$4,415
Buildings and improvements	16,376
Tenant Improvements	1,399
Acquired intangible assets	4,309
Prepaid expenses and other assets	104
Accounts payable and other liabilities	(41)

Total consideration	$26,562

The operating results of the acquired properties, during the year ended December 31, 2014, since the date of acquisition have been included in the Company’s consolidated and combined financial statements. The following table represents the results of the properties’ operations since the date of acquisition on a stand-alone basis (in thousands).

	Year ended December 31, 2014	Year ended December 31, 2013
Operating revenues	$11,282	$7,155
Operating expenses	(10,007)	(7,570)
Interest	(3,987)	(1,754)

	$(2,712)	$(2,169)

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2013 (in thousands):

	Washington Group Plaza	Corporate Parkway	Total December 31, 2013
Land	$12,748	$3,756	$16,504
Buildings and improvements	18,000	18,580	36,580
Tenant improvements	2,717	1,909	4,626
Prepaid expenses and other assets	219	6	225
Deferred leasing costs	12	—	12
Acquired intangible assets	10,470	4,149	14,619
Accounts payable and accrued liabilities	(1,234)	—	(1,234)
Acquired intangible liabilities	(18)	—	(18)

Total Consideration	$42,914	$28,400	$71,314

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2012 (in thousands):

Central Fairwinds December 31, 2012
Land	$1,747
Buildings and improvements	9,073
Tenant improvements	678
Prepaid expenses and other assets	57
Acquired intangible assets	2,645
Accounts payable and accrued liabilities	(312)

Total Consideration	$13,888

The following table presents the unaudited revenues and income from continuing operations for Corporate Parkway, Washington Group Plaza, Cherry Creek, Plaza 25, Lake Vista Pointe and Florida Research Park on a pro forma basis as if the Company had completed the acquisition of the properties as of January 1, 2013 (in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Total revenues as reported by City Office REIT, Inc. and Predecessor	$36,896	$20,491
Plus: Corporate Parkway	—	1,131
Washington Group Plaza	—	3,856
Cherry Creek	—	7,039
Plaza 25	1,650	3,911
Lake Vista Pointe	1,967	3,626
Florida Research Park	2,352	2,674

Proforma total revenues	$42,865	$42,728

Total operating income as reported by the City Office REIT, Inc. and Predecessor	$2,615	$2,771
Property acquisition costs	2,133	(2,133)
Plus: Corporate Parkway	—	211
Washington Group Plaza	—	842
Cherry Creek	—	1,942
Plaza 25	(67)	(111)
Lake Vista Pointe	397	801
Florida Research Park	(758)	(625)

Proforma operating income	$4,320	$3,698

5. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of December 31, 2014 and 2013 were comprised as follows (in thousands):

December 31, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$4,762	28,505	12,926	46,193	(746)	(138)	(884)
Accumulated amortization	(1,985)	(11,159)	(3,658)	(16,802)	258	20	278

	$2,777	17,346	9,268	29,391	(488)	(118)	(606)

December 31, 2013	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$3,043	$14,885	$5,447	$23,375	$(169)	$(138)	$(307)
Accumulated Amortization	(1,306)	(6,536)	(1,781)	(9,623)	124	16	140

	$1,737	$8,349	$3,666	$13,752	$(45)	$(122)	$(167)

The Company has adjusted acquired lease intangibles and accounts payable and accrued liabilities as of December 31, 2013 in the amount of $649,192 to conform with the current period presentation as of December 31, 2014. There was no impact to net income resulting from this adjustment.

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2015	$7,097
2016	6,589
2017	4,046
2018	2,862
2019	2,654
Thereafter	5,537

$28,785

6. Investment in Unconsolidated Entity

In July 2011, the Predecessor acquired a 42.3% ownership interest in Cherry Creek. The financial information summary of Cherry Creek is presented below (in thousands):

December 31, 2013
Assets:
Real estate, at cost
Land	$21,296
Building	14,279
Tenant improvement	5,651

41,226
Accumulated depreciation	(3,911)

Real estate, net	37,315
Cash and cash equivalents	970
Restricted cash	58
Accounts receivable	1,060
Related party receivable	—
Deferred costs	46
Deferred leasing costs, net	1,710
Acquired lease intangibles, net	5,599
Prepaid expenses and other assets	57

Total Assets	$46,815

Liabilities:
Mortgage loan payable	$36,000
Accounts payable and accrued expenses	293
Acquired lease intangibles, net	76
Tenant rent deposits	134
Other liabilities	—
Deferred rent	48

Total liabilities	36,551

Members’ Equity	10,264

Total Liabilities & Members Equity	$46,815

Year ended December 31, 2013
Operating revenues	$6,710
Operating expenses	(4,902)
Interest	(854)

Net income	$954

Amount recorded in equity in income	$403

The Cherry Creek property was pledged as security for a loan with an outstanding balance of $36 million as of December 31, 2013. Cherry Creek entered into an interest rate swap with a notional amount of $36 million to limit its exposure to fluctuations in the interest rate on this variable rate mortgage and this interest rate swap matured on August 1, 2013.

7. Debt

The following table summarizes the secured indebtedness as of December 31, 2014 and 2013 (in thousands):

Property	December 31, 2014	December 31, 2013	Interest Rate as of December 31, 2014		Maturity
Revolving Credit Facility (1)	$—	$—	LIBOR +2.75	%(2)	April 2016
AmberGlen Mortgage Loan (3)	25,158	—	4.38		May 2019
Midland Life Insurance (4)	95,000	—	4.34		May 2021
Lake Vista Pointe (5)	18,460	—	4.28		August 2024
Florida Research Park (5)(9)	17,000	—	4.44		December 2024
Washington Group Plaza (5)	34,322	34,949	3.85		July 2018
City Center (6)	—	22,334	—		June 2014
Central Fairwinds (7)	—	10,000	—		October 2015
Corporate Parkway (7)	—	19,133	—		April 2016
AmberGlen (8)	—	23,500	—		July 2017

Total	$189,940	$109,916

All interest rates are fixed interest rates with the exception of the revolving credit facility (“Revolving Credit Facility”) as explained in footnote 1 below.

(1)	The Revolving Credit Facility currently has $30 million authorized with $26.7 million available immediately. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Company shall have the right and option to extend the Revolving Credit Facility to April 21, 2017 subject to satisfaction of certain conditions. The Revolving Credit Facility bears an interest rate of LIBOR plus 2.75% and requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2014, the Revolving Credit Facility is cross-collateralized by Central Fairwinds and Plaza 25.
(2)	As of December 31, 2014, the 3 Month LIBOR rate was 0.26%.
(3)	Following the Formation Transactions, on April 29, 2014, we entered into a new mortgage loan in relation to the AmberGlen property for $25.4 million. The loan bears an interest rate of 4.38% and matures on May 1, 2019. The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	Interest on mortgage loan is payable monthly plus monthly principal payment of $20,000. This loan was extinguished on April 21, 2014 in relation to the Formation Transaction.
(7)	Interest only payable monthly, principal due on maturity. This loan was extinguished on April 21, 2014 in relation to the Formation Transactions.
(8)	This AmberGlen loan was refinanced on April 29, 2014 with the new AmberGlen loan discussed in footnote (3) above.
(9)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.

The scheduled principal repayments of mortgage payable as of December 31, 2014 are as follows (in thousands):

2015	$1,082
2016	2,034
2017	2,918
2018	34,783
2019	25,414
Thereafter	123,709

Total	$189,940

8. Fair Value of Financial Instruments

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

As of December 31, 2014, the Company did not have any hedges or derivatives. As of December 31, 2013, the Predecessor had not designated its interest rate swap as a hedge. This derivative was not speculative and was used to manage the Predecessor’s exposure to interest rate movements and other identified risks, but the Predecessor elected not to designate these instruments in hedging relationships based on the provisions in ASC 815-10. The changes in fair value of derivatives not designated in hedging relationships have been recognized in earnings. The interest rate swap was subsequently terminated upon completion of the IPO. The interest rate derivative outstanding as at December 31, 2013 was as follows (in thousands):

Property	Type of Instrument	Notional amount	Maturity date	Effective rate	Fair Value as of December 31, 2013
City Center	Interest Rate Swap	$15,000	—	6.0%	$—

The fair value of the Central Fairwinds earn-out (note 11) was derived by making assumptions on the timing of the lease up of vacant space and the net effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 14,000 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the existing occupancy from 75% signed and committed at December 31, 2014 to 88% by July 2016 and stabilized at that level thereafter. The average net effective rent and incremental operating costs per square foot is assumed to be $14 and $4, respectively.

As of December 31, 2014, the estimated fair value of the earn-out liability is $8.0 million. The change in fair value for the year ended December 31, 2014 was $1.0 million.

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

Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $192,500,000 and $88,500,000 as of December 31, 2014 and December 31, 2013, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

9. Related Party Transactions

Formation and Equity Transactions

The Formation Transactions were completed on April 21, 2014 through the contribution of the initial properties by Second City Capital Partners II, Limited Partnership, Second City General Partner II, Limited Partnership, Gibralt US, Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport (collectively, the “Second City Group”). The Second City Group received as consideration for its contribution approximately $19.4 million in cash in accordance with the terms of its contribution agreement to acquire various non-controlling interests and eliminate economic incentives in the initial properties. Additional payments to the Second City Group included $4.9 million for reimbursement of IPO costs and $1.8 million for working capital. On May 9, 2014, subsequent to the underwriters’ exercise of the overallotment option, net proceeds of $9.1 million was paid to the Second City Group to redeem 479,305 common units and 248,095 shares of common stock.

On December 23, 2014, the underwriters of the secondary public offering exercised their overallotment option to purchase an additional 512,664 shares of our common stock at the offering price of $12.50 a share resulting in additional net proceeds to us of $6.1 million after deducting underwriting discounts. The $6.1 million proceeds received was paid to the Second City Group to redeem 336,195 common units and 176,469 shares of common stock.

Property Management Fees

Three of the properties (City Center, Central Fairwinds and AmberGlen) engaged related parties to perform asset and property management services for a fee ranging from 1.75% to 3.5% of gross revenue.

The property manager of Washington Group Plaza is also entitled to an additional incentive commission equal to the lesser of (a) 15% of net operating income in excess of $5 million in 2013, $5.45 million in 2014 and $5.6 million in 2015; or (b) 1% of all monthly gross revenue. The asset and management agreement has an initial term of three years and will automatically renew for successive two year periods. This agreement can be terminated by the Company or the property manager upon thirty days prior written notice to the other party.

10. Future Minimum Rent Schedule

Future minimum lease payments to be received as of December 31, 2014 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2015	$37,718
2016	31,504
2017	23,964
2018	20,544
2019	16,202
Thereafter	59,872

$189,804

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Two state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 39.8% of the Company’s total future minimum lease payments as of December 31, 2014.

11. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property (which is currently approximately 76.0% leased, including committed tenants), the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”). Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant (see note 8).

As of December 31, 2014, the estimated fair value of the earn-out liability is $8.0 million. The change in fair value for the year ended December 31, 2014 was $1.0 million.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2014 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

12. Stockholder’s Equity

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

On December 10, 2014, we completed a secondary public offering pursuant to which we sold 3,750,000 of our common stock to the public at a price of $12.50 per share. We raised $46.9 million in gross proceeds, resulting in net proceeds to us of approximately $43.6 million after deducting approximately $2.6 million in underwriting discounts and approximately $0.7 million in other expenses relating to the offering. On December 23, 2014, the underwriters of the offering exercised their overallotment option to purchase an additional 512,664 shares of our common stock at the offering price of $12.50 a share resulting in additional gross proceeds to us of approximately $6.4 million resulting in net proceeds to us of $6.1 million after deducting approximately $0.3 million in underwriting discounts. The net proceeds were used entirely to redeem 336,195 common units and 176,469 common stock held by the Operating Partnerships’ non-controlling interest.

Non-controlling Interests

Non-controlling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. Non-controlling interests consisted of 2,915,709 Operating Partnership units and represented approximately 19.2% of the Operating Partnership as of December 31, 2014. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of the completion of the initial public offering or the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

The following table summarizes the non-controlling interests in properties as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
City Center	$32	$58
Central Fairwinds	422	435
AmberGlen	(1,208)	(708)
Washington Group Plaza	—	1,299

	$(754)	$1,084

Common Stock and Common Unit Distributions

During the year ended December 31, 2014, the Company declared aggregate cash distributions to common stockholders and common unitholders of $8.4 million. The Company paid aggregate cash distributions of $4.8 million for the year-ended December 31, 2014 and $3.6 million was payable as of December 31, 2014.

During the year ended December 31, 2014, the Company declared the following distributions per share and unit:

Period	Distribution per Share/Unit	Declaration Date	Record Date	Payment Date
April 21, 2014 – June 30, 2014	$0.183	May 12, 2014	July 3, 2014	July 17, 2014
July 1, 2014 – September 30, 2014	0.235	September 15, 2014	October 3, 2014	October 17, 2014
October 1, 2014 – December 31, 2014	0.235	December 15, 2014	January 5, 2015	January 16, 2015

Total	$0.653

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

On April 21, 2014, 352,272 restricted stock units (“RSUs”) were granted to the Company’s executive officers and one of the directors at a grant date fair value of $12.50 totaling $4.4 million. During the year ended December 31, 2014 an additional 30,100 RSUs were granted to directors and non-executive employees of the Advisor with a fair value of $0.4 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the year ended December 31, 2014, the Company recognized net compensation expense of $1.1 million related to the RSU’s.

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

13. Quarterly Financial Information (unaudited):

The following tables summarize certain selected quarterly financial data for 2014 and 2013 (in thousands, except per share data):

	2014 Quarters
	Fourth	Third	Second	First
Operating revenue	$10,529	$9,998	$8,393	$7,976
Net (loss)/income	(1,673)	(2,374)	(3,067)	2,204
Net loss attributable to stockholders	(1,299)	(1,767)	(1,944)	—
Net loss per share	$(0.14)	$(0.22)	$(0.24)	$—

	2013 Quarters
	Fourth	Third	Second	First
Operating revenue	$5,865	$6,832	$4,409	$3,385
Net (loss)/income	$(2,837)	$158	$(1,422)	$(76)

14. Subsequent Events

On February 4, 2015, the Company, through the Operating Partnership, completed the acquisition of a property in Denver, Colorado for $10.4 million.

The purchase was closed all cash and the property was contributed to the Company’s credit facility as additional security. In accordance with Financial Accounting Standards Board, or “FASB”, ASC 805-10 “Business Combinations”, the assets and liabilities acquired will be recorded as their fair values on the acquisition date. The purchase price allocation on a preliminary basis is as follows (in thousands):

Land	$1,306
Buildings and improvements	7,844
Tenant improvements	353
Acquired intangible assets	1,274
Acquired intangible liabilities	(306)
Net working capital assumed	(48)

Total consideration	$10,423

City Office REIT, Inc. and Predecessor

SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2014

(In Thousands)

Description		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2014			Accumulated Amortization	Date of Construction	Date Acquired	Depreciation Life For Latest Income Statement
	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total
AmberGlen	$25,158	$8,790	$5,705	$3,187	$8,790	$8,892	$17,682	$3,592	1984-1998	December 2009	50 Years
City Center	24,500	3,123	10,656	7,893	3,123	18,549	21,672	3,588	1984	December 2010	40 Years
Central Fairwinds	—	1,747	9,751	1,898	1,747	11,649	13,396	1,226	1982	May 2012	40 Years
Corporate Parkway	20,500	3,757	20,489	—	3,757	20,489	24,246	1,965	2006	May 2013	43 Years
Washington Group Plaza	34,322	12,748	20,716	1,345	12,748	22,061	34,809	2,426	1970-1982	June 2013	29 Years
Cherry Creek	50,000	25,745	20,144	—	25,745	20,144	45,889	1,300	1962-1980	January 2014	36 Years
Plaza 25	—	1,764	20,563	213	1,764	20,776	22,540	707	1981	June 2014	30 Years
Lake Vista Pointe	18,460	4,115	20,600	—	4,115	20,600	24,715	430	2007	July 2014	45 Years
Florida Research Park	17,000	4,415	17,775	—	4,415	17,775	22,190	77	1999	November 2014	40 Years

	$189,940	$66,204	$146,399	$14,536	$66,204	$160,935	$227,139	$15,311

(1)	The aggregate cost for federal tax purposes as of December 31, 2014 of our real estate assets was $245,346.
(2)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2014 and 2013 is as follows:

	2014	2013
Real Estate Properties
Balance, beginning of year	$107,862	$46,256
Acquisitions	115,121	57,710
Capital improvements	4,156	3,896

Balance, end of year	$227,139	$107,862

Accumulated depreciation
Balance, beginning of year	$7,735	$4,084
Depreciation	7,576	3,651

Balance, end of year	$15,311	$7,735

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: March 23, 2015	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2015

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2015

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	March 23, 2015

/s/ Mark Murski Mark Murski	Independent Director	March 23, 2015

/s/ Stephen Shraiberg Stephen Shraiberg	Independent Director	March 23, 2015

/s/ William Flatt William Flatt	Independent Director	March 23, 2015

/s/ Samuel Belzberg Samuel Belzberg	Director	March 23, 2015

EXHIBIT INDEX

Exhibit number	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form S-11/A filed with the Commission on February 18, 2014).

10.1	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.2	Advisory Agreement by and among City Office Real Estate Management Inc., City Office REIT Operating Partnership L.P. and City Office REIT, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.3	Administration Agreement by and between City Office Real Estate Management Inc. and Second City Capital II Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.4	Contribution Agreement by and among City Office REIT Operating Partnership, L.P., Gibralt U.S., Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.5	Contribution Agreement by and among City Office REIT Operating Partnership, L.P., City Office REIT, Inc., CIO OP Limited Partnership, CIO REIT Stock Limited Partnership, Second City Capital Partners II, Limited Partnership and Second City General Partner II, Limited Partnership (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.6	Registration Rights Agreement by and among City Office REIT, Inc., CIO OP Limited Partnership, CIO REIT Stock Limited Partnership, GCC Amberglen Investments Limited Partnership, Gibralt US, Inc. and Daniel Rapaport (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.7	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.8	Tax Protection Agreement by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., Gibralt US, Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.9	Tax Protection Agreement by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., CIO OP Limited Partnership and Second City General Partner II, Limited Partnership (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.10	Excepted Holder Agreement by and between City Office REIT, Inc. and CIO OP Limited Partnership (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

10.11	Excepted Holder Agreement by and between City Office REIT, Inc. and CIO REIT Stock Limited Partnership (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014). (1)

Exhibit number	Description

10.12	Form of Indemnification Agreement between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form S-11/A filed with the Commission on March 25, 2014).

10.13	Promissory Note, dated April 29, 2014, by and between Amberglen Properties Limited Partnership and American General Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

10.14	Promissory Note, dated April 29, 2014, by and between Amberglen Properties Limited Partnership and American Home Assurance Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

10.15	Guaranty Agreement, dated as of April 29, 2014, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., American General Life Insurance Company and American Home Assurance Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

10.16	Credit Agreement, dated as of April 21, 2014, by and among City Office REIT Operating Partnership, L.P., KeyBank National Association and KeyBanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2014).

10.17	First Amendment to Credit Agreement, dated as of June 13, 2014, between and among City Office REIT Operating Partnership, L.P., KeyBank National Association and KeyBanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2014).

10.18	Loan Agreement, dated July 18, 2014, between CIO Lake Vista, Limited Partnership and Security Benefit Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2014).

10.19	Promissory Note, dated July 18, 2014, by CIO Lake Vista, Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2014).

10.20	Guaranty Agreement, dated July 18, 2014, by City Office REIT, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2014).

10.21	Loan Agreement, dated November 18, 2014, between CIO Research Park, Limited Partnership and Pillar Multifamily, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014).

10.22	Promissory Note, dated November 18, 2014, by CIO Research Park, Limited Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014).

10.23	Guaranty Agreement, dated November 18, 2014, by City Office REIT, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form S-11/A filed with the Commission on December 2, 2014).

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

Exhibit number	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101	XBRL Tags †

†	Filed herein.
(1)	Previously filed with the Registration Statement on Form S-11/A filed by the Registrant with the Securities and Exchange Commission on February 18, 2014.