Form 10-Q
period 2015-03-31
City Office REIT, Inc.
filed 2015-05-08
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filter	☐	Accelerated filter	☐

Non-accelerated filter	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 5, 2015 was 12,404,730.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Balance Sheets (Note 1)

(Unaudited)

(In thousands, except par value and share data)

	March 31, 2015	December 31, 2014
Assets
Real estate properties, cost
Land	$67,510	$66,204
Buildings and improvements	140,933	132,964
Tenant improvement	28,482	27,773
Furniture, fixtures and equipment	198	198

	237,123	227,139
Accumulated depreciation	(17,719)	(15,311)

	219,404	211,828

Cash and cash equivalents	23,985	34,862
Restricted cash	9,227	11,093
Rents receivable, net	9,252	7,981
Deferred financing costs, net of accumulated amortization	2,731	2,901
Deferred leasing costs, net of accumulated amortization	3,003	2,618
Acquired lease intangibles assets, net	28,669	29,391
Prepaid expenses and other assets	322	832

Total Assets	$296,593	$301,506

Liabilities and Equity
Liabilities:
Debt	$189,669	$189,940
Accounts payable and accrued liabilities	3,917	4,080
Deferred rent	1,526	2,212
Tenant rent deposits	1,877	1,862
Acquired lease intangibles liability, net	855	606
Dividend distributions payable	3,571	3,571
Earn-out liability	8,000	8,000

Total Liabilities	209,415	210,271

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,279,110 shares issued and outstanding	123	123
Additional paid-in capital	91,717	91,308
Accumulated deficit	(15,634)	(11,320)

Total Stockholders’ Equity	76,206	80,111
Operating Partnership unitholders’ non-controlling interests	11,701	11,878
Non-controlling interests in properties	(729)	(754)

Total Equity	87,178	91,235

Total Liabilities and Equity	$296,593	$301,506

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Operations (Note 1)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$10,040	$7,237
Expense reimbursement	891	450
Other	328	295

Total Revenues	11,259	7,982

Operating Expenses:
Property operating expenses	4,116	3,126
Acquisition costs	209	806
Stock-based compensation	409	—
General and administrative	408	—
Base management fee	332	—
Depreciation and amortization	4,406	3,160

Total Operating Expenses	9,880	7,092

Operating income	1,379	890
Interest Expense:
Contractual interest expense	(2,009)	(2,169)
Amortization of deferred financing costs	(169)	(992)

	(2,178)	(3,161)
Gain on equity investment	—	4,475

Net (loss)/income	(799)	2,204
Less:
Net (income)/loss attributable to non-controlling interests in properties	(121)	10

Net income attributable to Predecessor	—	2,214

Net loss attributable to Operating Partnership unitholders’ non-controlling interests	177

Net loss attributable to stockholders	$(743)

Net loss per share:
Basic and diluted	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	12,279

Dividend distributions declared per common share and unit	$0.235

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Changes in Equity (Note 1)

(Unaudited)

(In thousands)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Balance—December 31, 2014	12,279	$123	$91,308	$(11,320)	$80,111	$11,878	$(754)	$91,235
Restricted stock award grants	—	—	409	—	409	—	—	409
Dividend distributions declared	—	—	—	(3,571)	(3,571)	—	—	(3,571)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(96)	(96)
Net loss	—	—	—	(743)	(743)	(177)	121	(799)

Balance—March 31, 2015	12,279	$123	$91,717	$(15,634)	$76,206	$11,701	$(729)	$87,178

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Cash Flows (Note 1)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net (loss)/income	$(799)	$2,204
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	4,406	3,160
Amortization of deferred financing costs	169	992
Amortization of above/below market leases	128	124
Increase in straight-line rent	(83)	(709)
Non-cash stock compensation	409	—
Gain on equity investment	—	(4,475)
Changes in non-cash working capital:
Rents receivable, net	(1,188)	(53)
Prepaid expenses and other assets	510	(350)
Accounts payable and accrued liabilities	(210)	1,750
Deferred rent	(686)	(578)
Tenant rent deposits	15	122

Net Cash Provided By Operating Activities	2,671	2,187

Cash Flows to Investing Activities:
Additions to real estate properties	(485)	(320)
Acquisition of real estate, net of cash assumed	(10,423)	(12,021)
Deferred leasing cost	(568)	(65)

Net Cash Used In Investing Activities	(11,476)	(12,406)

Cash Flows from Financing Activities:
Debt issuance and extinguishment costs	—	(3,844)
Proceeds from mortgage loans payable	—	50,000
Repayment of mortgage loans payable	(271)	(36,528)
Contributions from partners and members	—	2,569
Contributions from non-controlling interests in properties	—	20
Distributions to partners and members	—	(1,347)
Distributions to non-controlling interests in properties	(96)	(153)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(3,571)	—
Change in restricted cash	1,866	(1,097)

Net Cash (Used)/Provided By Financing Activities	(2,072)	9,620

Net Decrease in Cash and Cash Equivalents	(10,877)	(599)
Cash and Cash Equivalents, Beginning of Period	34,862	7,128

Cash and Cash Equivalents, End of Period	$23,985	$6,529

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,097	$1,957

Accrued dividend distributions payable	$3,571	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Notes to the Condensed Consolidated and Combined Financial Statements

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

Unless the context suggests otherwise, references in this Annual Report on Form10-K to “Our Advisor” refers to our external advisor, City Office Real Estate Management Inc. “Second City” refers to Second City Capital Partners II, Limited Partnership. “Second City GP” refers to Second City General Partner II, Limited Partnership. “Gibralt” refers to Gibralt US, Inc. “GCC Amberglen” refers to GCC Amberglen Investments Limited Partnership. “CIO OP” refers to CIO OP Limited Partnership. “CIO REIT” refers to CIO REIT Stock Limited Partnership and CIO REIT Stock GP Limited Partnership. The “Second City Group” refers to Second City, any future real estate funds created by the principals of Second City, Second City GP, Gibralt, GCC Amberglen, CIO OP, CIO REIT and Daniel Rapaport.

The historical financial results in these financial statements and the accompanying notes thereto for periods prior to April 21, 2014 relate to the Predecessor. The Predecessor is comprised of the following properties:

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

The Company intends to elect to be taxed and to continue to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) commencing with its initial taxable year ended December 31, 2014. Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

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

The Company contributed the net proceeds of the IPO to the Operating Partnership in exchange for common units in the Operating Partnership. The Operating Partnership utilized a portion of the net proceeds of the IPO to pay fees in connection with the assumption of the indebtedness, pay expenses incurred in connection with the IPO and Formation Transactions and repay loans that were made to several of the contributing entities by certain investors in such entities. The remaining funds were used for general working capital purposes and to fund acquisitions. All net proceeds from the overallotment option were used to redeem common stock and units issued to the Second City Group in the Formation Transactions.

Pursuant to the Formation Transactions, the Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,858,860 common stock and $19.4 million of cash. On May 9, 2014, the Company used the $9.1 million of net proceeds from the exercise of the underwriters’ overallotment option to redeem, 479,305 common units and 248,095 common stock from the Second City Group.

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

All balances for the three months ended March 31, 2014 are those of the Predecessor.

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated and combined financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate entities which own the properties are presented on a combined basis in the Predecessor financial statements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

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

3. Real Estate Investments

Acquisitions

During the three months ended March 31, 2015 and 2014, the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Logan Tower	February 2015	100%
Cherry Creek	January 2014	100%

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

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the three months ended March 31, 2014 (in thousands):

Cherry Creek
Land	$25,745
Buildings and improvements	15,771
Tenant improvements	4,372
Acquired intangible assets	12,009
Accounts payable and other liabilities	(815)
Lease intangible liabilities	(249)

Fair value of assets and liabilities at acquisition	$56,833

The Company recognized expenses relating to the Cherry Creek acquisition of $806,344 for the three months ended March 31, 2014. A gain of $4.5 million was recognized from the fair value adjustment associated with the Predecessor’s original ownership due to a change in control, calculated as follows (in thousands):

Fair value of assets and liabilities acquired	$56,833
Less existing mortgage in Cherry Creek	(36,000)

20,833
Less cash paid to seller	(12,021)

Fair value of 42.3% equity interest	8,812
Carrying value of investment in Cherry Creek	(4,337)

Gain on existing 42.3% equity interest	$4,475

On February 4, 2015, the Company, through the Operating Partnership, acquired 100% of Logan Tower, a property in Denver, Colorado, for $10.4 million. The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the period ended March 31, 2015 (in thousands):

Logan Tower
Land	$1,306
Buildings and improvements	7,844
Tenant improvements	353
Acquired intangible assets	1,274
Accounts payable and other liabilities	(48)
Lease intangible liabilities	(306)

Total consideration	$10,423

The operating results of the Logan Tower property since the date of acquisition have been included in the Company’s consolidated and combined financial statements for the three months ended March 31, 2015. The following table represents the results of the property’s operations since the date of acquisition on a stand-alone basis (in thousands).

Period from date of acquisition on February 4, 2015 to March 31, 2015
Operating revenues	$243
Operating expenses	(417)
Interest	—

$(174)

The following table presents the unaudited revenues and income from continuing operations for Logan Tower on a pro forma basis as if the Company had completed the acquisition of the properties as of January 1, 2014 (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Total revenues as reported by City Office REIT, Inc. and Predecessor	$11,259	$7,982
Plus: Logan Tower	148	391

Pro forma total revenues	$11,407	$8,373

Total operating income as reported by the City Office REIT, Inc. and Predecessor	$1,379	$890
Property acquisition costs	100	(100)
Plus: Logan Tower	(106)	(279)

Pro forma operating income	$1,373	$511

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of March 31, 2015 and December 31, 2014 were comprised as follows (in thousands):

March 31, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$4,762	29,512	13,103	47,377	(1,052)	(138)	(1,190)
Accumulated amortization	(2,170)	(12,360)	(4,178)	(18,708)	314	21	335

	$2,592	17,152	8,925	28,669	(738)	(117)	(855)

December 31, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$4,762	28,505	12,926	46,193	(746)	(138)	(884)
Accumulated amortization	(1,985)	(11,159)	(3,658)	(16,802)	258	20	278

	$2,777	17,346	9,268	29,391	(488)	(118)	(606)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2015	$5,548
2016	6,932
2017	4,334
2018	2,838
2019	2,625
Thereafter	5,537

$27,814

5. Debt

The following table summarizes the secured indebtedness as of March 31, 2015 and December 31, 2014 (in thousands):

Property	March 31, 2015	December 31, 2014	Interest Rate as of March 31, 2015		Maturity
Revolving Credit Facility (1)	$—	$—	LIBOR +2.75	%(2)	April 2016
AmberGlen Mortgage Loan (3)	25,053	25,158	4.38		May 2019
Midland Life Insurance (4)	95,000	95,000	4.34		May 2021
Lake Vista Pointe (5)	18,460	18,460	4.28		August 2024
Florida Research Park (5)(6)	17,000	17,000	4.44		December 2024
Washington Group Plaza (5)	34,156	34,322	3.85		July 2018

Total	$189,669	$189,940

All interest rates are fixed interest rates with the exception of the revolving credit facility (“Revolving Credit Facility”) as explained in footnote 1 below.

(1)	The Revolving Credit Facility currently has $30 million authorized and available. In addition, the Revolving Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Company shall have the right and option to extend the Revolving Credit Facility to April 21, 2017 subject to satisfaction of certain conditions. The Revolving Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At March 31, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Plaza 25 and Logan Tower.
(2)	As of March 31, 2015, the one month LIBOR rate was 0.18%.
(3)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.

The scheduled principal repayments of mortgage payable as of March 31, 2015 are as follows (in thousands):

2015	$811
2016	2,034
2017	2,918
2018	34,783
2019	25,414
Thereafter	123,709

Total	$189,669

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

Earn-Out Liability

The fair value of the Central Fairwinds earn-out (note 9) was derived by making assumptions on the timing of the lease up of vacant space and the net effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 14,000 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the existing occupancy from 74% signed and committed at March 31, 2015 to 80% by July 2016 and stabilized at that level thereafter. The average net effective rent and incremental operating costs per square foot is assumed to be $14 and $4, respectively.

As of March 31, 2015 and December 31, 2014, the estimated fair value of the earn-out liability is $8.0 million. There was no change in fair value for the three months ended March 31, 2015.

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

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $195,100,000 and $192,500,000 as of March 31, 2015 and December 31, 2014, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Formation and Equity Transactions

The Formation Transactions were completed on April 21, 2014 through the contribution of the initial properties by Second City Capital Partners II, Limited Partnership, Second City General Partner II, Limited Partnership, Gibralt US, Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport (collectively, the “Second City Group”). The Second City Group received as consideration for its contribution approximately $19.4 million in cash in accordance with the terms of its contribution agreement to acquire various non-controlling interests and eliminate economic incentives in the initial properties. Additional payments to the Second City Group included $4.9 million for reimbursement of IPO costs and $1.8 million for working capital. On May 9, 2014, subsequent to the underwriters’ exercise of the overallotment option, the Company used the $9.1 million of net proceeds from the underwriters’ exercise of the overallotment option to redeem 479,305 common units and 248,095 shares of common stock from the Second City Group.

On December 23, 2014, the underwriters of the secondary public offering exercised their overallotment option to purchase an additional 512,664 shares of the Company`s common stock at the offering price of $12.50 a share resulting in additional net proceeds to the Company of $6.1 million after deducting underwriting discounts. The Company used the $6.1 million of net proceeds from exercise of the overallotment option to redeem 336,195 common units and 176,469 shares of common stock from the Second City Group.

Property Management Fees

Three of the Company`s properties (City Center, Central Fairwinds and AmberGlen) engaged related parties to perform asset and property management services for a fee ranging from 1.75% to 3.5% of gross revenue.

The property manager of Washington Group Plaza is also entitled to an additional incentive commission equal to the lesser of (a) 15% of net operating income in excess of $5 million in 2013, $5.45 million in 2014 and $5.6 million in 2015; or unless terminated (b) 1% of all monthly gross revenue. The asset and management agreement has an initial term of three years and will automatically renew for successive two year periods. This agreement can be terminated by the Company or the property manager upon thirty days prior written notice to the other party.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of March 31, 2015 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2015	$29,358
2016	32,941
2017	26,692
2018	22,708
2019	17,868
Thereafter	62,037

$191,604

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Two state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 40.7% of the Company’s total future minimum lease payments as of March 31, 2015.

9. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property (which is approximately 74.1% leased at March 31, 2015, including committed tenants), the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”). Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant (see note 6).

As of March 31, 2015 and December 31, 2014, the estimated fair value of the earn-out liability is $8.0 million. There was no change in fair value for the three months ended March 31, 2015.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2015 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholder’s Equity

The Company issued 5,800,000 shares in the IPO resulting in net proceeds of $63.4 million after deducting the underwriters’ discount and offering expenses. The underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of the Company’s common stock resulting in additional net proceeds of $9.1 million after deducting underwriting discounts.

On December 10, 2014, the Company completed a follow-on public offering pursuant to which the Company sold 3,750,000 shares of our common stock at a price of $12.50 per share. The Company raised $46.9 million in gross proceeds, resulting in net proceeds to the Company of approximately $43.7 million after deducting approximately $2.6 million in underwriting discounts and approximately $0.6 million in other expenses relating to the offering. On December 23, 2014, the underwriters of the offering exercised their overallotment option to purchase an additional 512,664 shares of our common stock at the offering price of $12.50 a share for additional gross proceeds to the Company of approximately $6.4 million resulting in net proceeds to the Company of $6.1 million after deducting approximately $0.3 million in underwriting discounts. All net proceeds from the underwriters’ exercise of the overallotment option were used to redeem 336,195 common units and 176,469 common stock held by the Second City Group.

Non-controlling Interests

Non-controlling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. Non-controlling interests consisted of 2,915,709 Operating Partnership common units and represented an approximately 19.2% interest in the Operating Partnership as of March 31, 2015. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of the completion of the initial public offering or the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

Common Stock and Common Unit Distributions

On March 19, 2015, the Company’s board of directors declared a cash dividend distribution of $0.235 per share for the quarterly period ended March 31, 2015. The dividend was payable on April 17, 2015 to stockholders and common unitholders of record on April 3, 2015. Subsequent to March 31, 2015, $2.9 million in dividends was paid to stockholders and $0.7 million to common unitholders, totaling $3.6 million.

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

During the three months ended March 31, 2015, 50,864 RSUs were granted to directors and non-executive employees of the Advisor with a fair value of $0.4 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended March 31, 2015, the Company recognized net compensation expense of $0.4 million related to the RSU’s. Subsequent to March 31, 2015, 125,620 restricted stock units vested.

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

11. Subsequent Events

On April 20, 2015, the Company, through the Operating Partnership, entered into an Agreement of Purchase and Sale to acquire a property in Denver, Colorado for $25.8 million. The principal conditions to the acquisition have been satisfied and the transaction is anticipated to close, subject to customary closing conditions, in June 2015. However, there can be no assurance as to the timing of the closing or whether the closing will actually occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. for the three months ended March 31, 2015 and the City Office Predecessor (as defined in this section) for the three months ended March 31, 2014.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	changes in the real estate industry and in performance of the financial markets;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	the amount and growth of our expenses;

•	tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters;

•	risks associated with property acquisitions, the failure to acquire or sell properties as and when anticipated;

•	the outcome of claims and litigation involving or affecting the Company;

•	the ability to satisfy conditions necessary to close pending transactions;

•	our failure to maintain our status as real estate investment trust, or REIT; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to our reports on Form 8-K.

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

The Company upon completion of the Formation Transactions entered into the Advisory Agreement with our Advisor pursuant to which the Advisor will provide management and advisory services to the Company. The Advisory Agreement requires our Advisor to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our board of directors.

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

We intend to elect to be taxed and to continue to operate in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2014. So long as we qualify as a REIT, we will be permitted to deduct distributions paid to our stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

Indebtedness

In connection with the IPO and the related Formation Transactions, we extinguished the mortgage loan secured by the Central Fairwinds property and completed a refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. On April 29, 2014, we completed a $25.4 million refinancing of the AmberGlen property. Following the Formation Transactions, the Washington Group Plaza property remained subject to the existing mortgage loan.

For additional information regarding the new mortgage loan, the AmberGlen Mortgage loan, the Washington Mortgage loan and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of March 31, 2015, we owned 10 properties comprised of 22 office buildings with a total of approximately 2.4 million square feet of net rentable area (NRA). As of March 31, 2015, our properties were approximately 94% leased.

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

Interest Rate Contracts

As of March 31, 2015, we did not have any interest rate contracts.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of March 31, 2015, our properties were approximately 94% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

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

Summary of Significant Accounting Policies

The interim financial statements follow the same policies and procedures as outlined in the audited combined financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filing for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

The three months ended March 31, 2015 includes our consolidated results whereas the comparable period in 2014 are the results of the City Office Predecessor and accordingly may not be directly comparable due to the impact of the IPO and the Formation Transactions on April 21, 2014 and the absence of any public company and related costs prior to that time. In the forthcoming comparison, we have highlighted the impact of the IPO and Formation Transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $3.3 million, or 41%, to $11.3 million for the three month period ended March 31, 2015 compared to $8.0 million in the corresponding period in 2014. Revenue in 2015 increased by $1.0 million from the acquisition of the Plaza 25 property in June 2014, $0.9 million from the acquisition of the Lake Vista Pointe property in July 2014 and $0.7 million from the acquisition of Florida Research Park in November 2014 and $0.3 million from the acquisition of Logan Tower in February 2015. City Center and Central Fairwinds increased total revenues by $0.3 million and $0.1 million, respectively due to the increased occupancy at the property over the prior year. AmberGlen and Corporate Parkway, Washington Group Plaza and Cherry Creek revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $2.8 million, or 39%, to $10.0 million for the three month period ended March 31, 2015 compared to $7.2 million for the three months ended March 31, 2014. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Lake Pointe Vista, Florida Research Park and Logan Tower properties contributed an additional $1.0 million, $0.6 million, $0.6 million, and $0.2 million in rental income, respectively to the 2015 period rental income. City Center and Central Fairwinds increased total rental income by $0.3 million and $0.1 million, respectively, due to the increased occupancy at the property over the prior year period.

Expense Reimbursement. Total expense reimbursement increased $0.4 million, or 98%, to $0.9 million for the three month period ended March 31, 2015 compared to $0.5 million for the same period in 2014, primarily due to the acquisition of the Plaza 25, Lake Vista Pointe, Florida Research Park and Logan Tower properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues were unchanged at $0.3 million for the three month period ended March 31, 2015 as compared to the corresponding period in 2014. Nominal other income was generated by Washington Group Plaza, Plaza 25, Lake Vista Pointe, Florida Research Park and Logan Tower.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, and general and administrative expenses and depreciation and amortization. Total operating expenses increased by $2.8 million, or 39%, to $9.9 million for the three month period ended March 31, 2015, from $7.1 million for the same period in 2014, primarily due to the acquisitions described above. Total operating expenses increased by $1.0 million, $0.7 million, $0.4 million, and $0.4 million, respectively, from the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014, the acquisition of Florida Research Park property in November 2014 and the acquisition of the Logan Tower property in February 2015. AmberGlen, City Center, Central Fairwinds, Corporate Parkway, Washington Group Plaza and Cherry Creek operating expenses were relatively unchanged in comparison to the prior year. The remaining increase relates to acquisition fees, stock-based compensation, base management fees and general and administrative expenses following the closing of the IPO and Formation Transactions on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.0 million, or 32%, to $4.1 million for the three month period ended March 31, 2015 from $3.1 million for the same period in 2014. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Florida Research Park, Lake Vista Pointe and Logan Tower properties contributed an additional $0.5 million, $0.3 million, $0.1 million, and $0.1 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs decreased $0.6 million, or 74%, to $0.2 million for the three month period ended March 31, 2015 compared to $0.8 million for the three months ended March 31, 2014. The acquisition costs in the 2015 period are related to the Logan Tower acquisitions whereas in the prior year period, the acquisition costs were related to Cherry Creek.

Base Management Fee. Base Management Fee was $0.3 million for the three month period ended March 31, 2015 representing the fee paid to our Advisor. No management fees were payable by the Predecessor for the 2014 period.

Stock-Based Compensation. Stock-based compensation was $0.4 million for the three month period ended March 31, 2015 representing the amortization of the management equity grants issued as part of the Formation Transactions, upon completion of the IPO.

General and Administrative. General and administrative expenses were $0.4 million for the three month period ended March 31, 2015 representing public company costs following completion of the IPO.

Depreciation and Amortization. Depreciation and amortization increased $1.2 million, or 39%, to $4.4 million for the three month period ended March 31, 2015 compared to $3.2 million for the same period in 2014, primarily due to the addition of the Plaza 25, Lake Vista Pointe, Florida Research Park and Logan Tower properties.

Other Expense (Income)

Interest Expense, Net. Interest expense decreased $1.0 million, or 31%, to $2.2 million for the three month period ended March 31, 2015, compared to $3.2 million for the corresponding period in 2014. The decrease was a result of the refinancing of property level debt which occurred upon the formation transaction. Property level interest expense decreased by $0.3 million due to the refinancing of three properties with a new $95 million non-recourse loan in connection with the IPO and by $0.2 million due to the repayment of the Central Fairwinds property debt. Amortization of deferred financing fees decreased $0.8 million over the prior period due to the accelerated amortization on the Cherry Creek bridge loan incurred by the City Office Predecessor. Offsetting the decrease was an increase to interest expense of $0.2 million, and $0.1 million, respectively, due to interest expense associated with the Lake Pointe Vista, and Florida Research Park property debt.

Gain on Equity Investment. Gain on equity investment is related to the purchase in January 2014 of the remaining 57.7% of Cherry Creek property that we did not already own. As a result of this transaction, a gain of $4.5 million was recorded in the 2014 period.

Cash Flows

Comparison of Period Ended March 31, 2015 to Period Ended March 31, 2014

Cash and cash equivalents were $24.0 million and $6.5 million as of March 31, 2015 and March 31, 2014, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $0.5 million to $2.7 million for the three months ended March 31, 2015 compared to $2.2 million for the same period in 2014. The increase was primarily attributable to the increase in rents receivable.

Cash flow to investing activities. Net cash used in investing activities decreased by $0.9 million to $11.5 million for the three months ended March 31, 2015 compared to $12.4 million for the same period in 2014. The net cash used in investing activities in the 2015 period was used to acquire Logan Tower and enhance capital assets.

Cash flow from financing activities. Net cash from financing activities decreased by $11.7 million to a $2.1 million use of cash for the three months ended March 31, 2015 compared to a $9.6 million source of cash for the same period in 2014. Cash flow from financing activities decreased primarily due to the repayment of the Cherry Creek mortgage loan in 2014.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $24.0 million of cash and cash equivalents and $9.2 million of restricted cash as of March 31, 2015. In addition, we have an undrawn $30 million Secured Credit Facility. We expect to use the Secured Credit Facility to finance the acquisition of properties, to fund tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, the proceeds from our December 10, 2014 follow-on common stock offering and borrowings under our Secured Credit Facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our Secured Credit Facility pending longer term financing.

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

Consolidated Indebtedness as of March 31, 2015

As of March 31, 2015, we had approximately $189.7 million of outstanding consolidated indebtedness, all of which is fixed rate debt. The following table sets forth information as of Mach 31, 2015 with respect to our outstanding indebtedness (in thousands).

Debt	March 31, 2015	Interest Rate as of March 31, 2015	Maturity Date
Secured Credit Facility (1)	$—	LIBOR(2) +2.75%	April 2016
AmberGlen (3)	25,053	4.38	May 2019
Midland Life Insurance (4)	95,000	4.34	May 2021
Lake Vista Pointe (5)	18,460	4.28	August 2024
Florida Research Park(5)(6)	17,000	4.44	Dec 2024
Washington Group Plaza (5)	34,156	3.85	July 2018

Total	$189,669

(1)	The Revolving Credit Facility currently has $30 million authorized and available. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Company shall have the right and option to extend the Revolving Credit Facility to April 21, 2017 subject to satisfaction of certain conditions. The Revolving Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At March 31, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Plaza 25 and Logan Tower.
(2)	As of March 31, 2015, the one month LIBOR rate was 0.18%.
(3)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of March 31, 2015, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2015	2016-2017	2018-2019	More than 5 years
Principal payments on mortgage loans	$189,669	$811	$4,952	$60,197	$123,709
Interest payments	47,657	6,078	15,985	13,146	12,448
Tenant-related commitments(1)	3,327	1,839	300	188	1,000

Total	$240,653	$8,728	$21,237	$73,531	$137,157

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

At March 31, 2015, 100% of our outstanding consolidated indebtedness had a fixed contractual interest rate which mitigates the effects of inflation on interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2015 and December 31, 2014, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. As of March 31, 2015, approximately $189.7 million, or 100%, of our outstanding debt had fixed interest rates.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

No changes to our internal control over financial reporting were identified in connection with the evaluation referenced above that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. Our management does not believe that any such litigation will materially affect our financial position or operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014)

3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014)

3.4	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015)

10.12	Joinder Agreement, dated February 4, 2015, by and between CIO Logan Tower, Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 are the following materials formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated and Combined Statements of Operations for three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated and Combined Statements of Changes in Equity as of March 31, 2015; (iv) Combined Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Condensed Consolidated and Combined Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: May 7, 2015
	By:	/s/ James Farrar
James Farrar

Chief Executive Officer

Date: May 7, 2015
	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer