Form 10-Q
period 2015-06-30
City Office REIT, Inc.
filed 2015-08-07
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 4, 2015 was 12,417,230.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Balance Sheets (Note 1)

(Unaudited)

(In thousands, except par value and share data)

	June 30, 2015	December 31, 2014
Assets
Real estate properties, cost
Land	$77,708	$66,204
Buildings and improvements	183,310	132,964
Tenant improvement	30,565	27,773
Furniture, fixtures and equipment	198	198

	291,781	227,139
Accumulated depreciation	(20,092)	(15,311)

	271,689	211,828

Cash and cash equivalents	11,293	34,862
Restricted cash	10,114	11,093
Rents receivable, net	11,635	7,981
Deferred financing costs, net of accumulated amortization	2,801	2,901
Deferred leasing costs, net of accumulated amortization	4,711	2,618
Acquired lease intangibles assets, net	33,583	29,391
Prepaid expenses and other assets	1,251	832

Total Assets	$347,077	$301,506

Liabilities and Equity
Liabilities:
Debt	$241,095	$189,940
Accounts payable and accrued liabilities	7,423	4,080
Deferred rent	1,197	2,212
Tenant rent deposits	2,078	1,862
Acquired lease intangibles liability, net	1,193	606
Dividend distributions payable	3,601	3,571
Earn-out liability	8,600	8,000

Total Liabilities	265,187	210,271

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,417,230 shares issued and outstanding	124	123
Additional paid-in capital	92,270	91,308
Accumulated deficit	(19,664)	(11,320)

Total Stockholders’ Equity	72,730	80,111
Operating Partnership unitholders’ non-controlling interests	9,866	11,878
Non-controlling interests in properties	(706)	(754)

Total Equity	81,890	91,235

Total Liabilities and Equity	$347,077	$301,506

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Operations (Note 1)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$10,196	$7,714	$20,237	$14,951
Expense reimbursement	1,145	503	2,036	953
Other	293	176	621	472

Total Revenues	11,634	8,393	22,894	16,376

Operating Expenses:
Property operating expenses	4,127	3,184	8,243	6,261
Acquisition costs	882	344	1,091	1,150
Stock based compensation	507	285	916	285
General and administrative	495	364	902	414
Base management fee	327	185	659	185
Depreciation and amortization	4,494	3,416	8,900	6,576

Total Operating Expenses	10,832	7,778	20,711	14,871

Operating income	802	615	2,183	1,505
Interest Expense:
Contractual interest expense	(2,103)	(1,785)	(4,112)	(3,955)
Amortization of deferred financing costs	(185)	(137)	(354)	(1,129)
Loss on early extinguishment of Predecessor debt	—	(1,655)	—	(1,655)

	(2,288)	(3,577)	(4,466)	(6,739)
Change in fair value of earn-out	(600)	(105)	(600)	(105)
Gain on equity investment	—	—	—	4,475

Net loss	(2,086)	(3,067)	(2,883)	(864)
Less:
Net (income)/loss attributable to noncontrolling interests in properties	(134)	69	(255)	79
Net loss/(income) attributable to Predecessor	—	240	—	(1,973)
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	422	814	598	814

Net loss attributable to stockholders	$(1,798)	$(1,944)	$(2,540)	$(1,944)

Net loss per share:
Basic and diluted	$(0.15)	$(0.24)	$(0.21)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	12,365	8,058	12,328	8,058

Dividends/distributions declared per common share and unit	$0.235	$0.183	$0.235	$0.183

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statement of Changes in Equity (Note 1)

(Unaudited)

(In thousands)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Balance—December 31, 2014	12,279	$123	$91,308	$(11,320)	$80,111	$11,878	$(754)	$91,235
Conversion of OP units to shares	12	—	47	—	47	(47)	—	—
Restricted stock award grants	126	1	915	—	916	—	—	916
Dividend distributions declared	—	—	—	(5,804)	(5,804)	(1,367)	—	(7,171)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(207)	(207)
Net loss	—	—	—	(2,540)	(2,540)	(598)	255	(2,883)

Balance—June 30, 2015	12,417	$124	$92,270	$(19,664)	$72,730	$9,866	$(706)	$81,890

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Cash Flows (Note 1)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(2,883)	$(864)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,900	6,576
Amortization of deferred financing costs	354	1,971
Amortization of above/below market leases	280	243
Increase in straight-line rent	(71)	(834)
Non-cash stock compensation	916	285
Change in fair value of earn-out	600	105
Gain on equity investment	—	(4,475)
Changes in non-cash working capital:
Rents receivable, net	(3,583)	(773)
Prepaid expenses and other assets	(394)	(2,090)
Accounts payable and accrued liabilities	2,610	3,290
Deferred rent	(1,152)	(1,050)
Tenant rent deposits	8	500

Net Cash Provided By Operating Activities	5,585	2,884

Cash Flows to Investing Activities:
Additions to real estate properties	(1,756)	(1,967)
Acquisition of real estate, net of cash assumed	(69,445)	(37,172)
Deferred leasing cost	(2,454)	(435)

Net Cash Used In Investing Activities	(73,655)	(39,574)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares	—	72,471
Formation transactions	—	(35,244)
Debt issuance and extinguishment costs	(255)	(3,538)
Proceeds from mortgage loans payable	17,000	170,400
Proceeds from revolving credit facility	34,692	—
Repayment of mortgage loans payable	(537)	(161,314)
Contributions from partners and members	—	3,843
Contributions from non-controlling interests in properties	—	62
Distributions to partners and members	—	(1,347)
Distributions to non-controlling interests in properties	(207)	(153)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(7,171)	—
Change in restricted cash	979	(5,442)

Net Cash Provided By Financing Activities	44,501	39,738

Net (Decrease)/Increase in Cash and Cash Equivalents	(23,569)	3,048
Cash and Cash Equivalents, Beginning of Period	34,862	7,128

Cash and Cash Equivalents, End of Period	$11,293	$10,176

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,055	$4,605

Accrued dividend distributions payable	$3,601	$2,094

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

Unless the context suggests otherwise, references in this Quarterly Report on Form10-Q to “the Advisor” refers to the Company’s external advisor, City Office Real Estate Management Inc. “Second City” refers to Second City Capital Partners II, Limited Partnership. “Second City GP” refers to Second City General Partner II, Limited Partnership. “Gibralt” refers to Gibralt US, Inc. “GCC Amberglen” refers to GCC Amberglen Investments Limited Partnership. “CIO OP” refers to CIO OP Limited Partnership. “CIO REIT” refers to CIO REIT Stock Limited Partnership and CIO REIT Stock GP Limited Partnership. The “Second City Group” refers to Second City, any future real estate funds created by the principals of Second City, Second City GP, Gibralt, GCC Amberglen, CIO OP, CIO REIT and Daniel Rapaport.

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

On April 21, 2014, the Company closed the IPO, pursuant to which it sold 5,800,000 shares of common stock to the public at a public offering price of $12.50 per share. The Company raised $72.5 million in gross proceeds, resulting in net proceeds to of approximately $63.4 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.0 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of the Company’s common stock at the IPO price of $12.50 a share resulting in additional gross proceeds of approximately $9.8 million. The net proceeds to the Company were $9.1 million after deducting approximately $0.7 million in underwriting discounts. The Company’s common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

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

Pursuant to the Formation Transactions, the Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,858,860 shares of common stock and $19.4 million of cash. On May 9, 2014, the Company used the $9.1 million of net proceeds from the exercise of the underwriters’ overallotment option to redeem, 479,305 common units and 248,095 common stock from the Second City Group.

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

Balances for the three and six months ended June 30, 2014 include those of the Predecessor for the period from April 1, 2014 through April 20, 2014 and January 1, 2014 through April 20, 2014, respectively.

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated and combined financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Predecessor represents a combination of certain entities holding interests in real estate that were commonly controlled prior to the Formation Transactions. Due to their common control, the financial statements of the separate entities which own the properties are presented on a combined basis in the Predecessor financial statements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption. We are not permitted to adopt the standard earlier than January 1, 2017. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

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

3. Real Estate Investments

Acquisitions

During the six months ended June 30, 2015 and 2014, the Company, through the Operating Parntership, acquired the following properties:

Property	Date Acquired	Percentage Owned
DTC Crossroads	June 2015	100%
Superior Pointe	June 2015	100%
Logan Tower	February 2015	100%
Plaza 25	June 2014	100%
Cherry Creek	January 2014	100%

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

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2014 (in thousands):

Cherry Creek
Land	$25,745
Buildings and improvements	15,771
Tenant improvements	4,372
Acquired intangible assets	12,009
Accounts payable and other liabilities	(815)
Lease intangible liabilities	(249)

Fair value of assets and liabilities at acquisition	$56,833

The Company recognized expenses relating to the Cherry Creek acquisition of $806,344 for the six months ended June 30, 2014. A gain of $4.5 million was recognized from the fair value adjustment associated with the Predecessor’s original ownership due to a change in control, calculated as follows (in thousands):

Fair value of assets and liabilities acquired	$56,833
Less existing mortgage in Cherry Creek	(36,000)

20,833
Less cash paid to seller	(12,021)

Fair value of 42.3% equity interest	8,812
Carrying value of investment in Cherry Creek	(4,337)

Gain on existing 42.3% equity interest	$4,475

On June 4, 2014, the Company, through its Operating Partnership acquired 100% of Plaza 25, a property in Denver, Colorado for $24.3 million. The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

Plaza 25
Land	$1,764
Buildings and improvements	18,487
Tenant improvements	2,076
Acquired intangible assets	2,924
Prepaid expenses and other assets	2
Accounts payable and other liabilities	(641)
Lease intangible liabilities	(328)

Total consideration	$24,284

On February 4, 2015, the Company, through the Operating Partnership, acquired 100% of Logan Tower, a property in Denver, Colorado, for $10.4 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

Logan Tower
Land	$1,306
Buildings and improvements	7,844
Tenant improvements	353
Acquired intangible assets	1,274
Accounts payable and other liabilities	(48)
Lease intangible liabilities	(306)

Total consideration	$10,423

On June 17, 2015, the Company, through the Operating Partnership, acquired 100% of Superior Pointe, a property in Denver, Colorado, for $25.5 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

Superior Pointe
Land	$3,153
Buildings and improvements	19,250
Tenant improvements	584
Acquired intangible assets	2,866
Prepaid expenses and other assets	24
Accounts payable and other liabilities	(316)
Lease intangible liabilities	(53)

Total consideration	$25,508

On June 30, 2015, the Company, through the Operating Partnership, acquired 100% of DTC Crossroads, a property in Denver, Colorado, for $33.5 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

DTC Crossroads
Land	$7,046
Buildings and improvements	22,832
Tenant improvements	630
Acquired intangible assets	4,099
Accounts payable and other liabilities	(742)
Lease intangible liabilities	(351)

Total consideration	$33,514

The operating results of the Logan Tower, Superior Pointe and DTC Crossroads properties since the date of acquisition have been included in the Company’s Condensed consolidated and combined financial statements for the three and six months ended June 30, 2015. The following table represents the results of the property’s operations since the date of acquisition on a stand-alone basis (in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Operating revenues	$535	$779
Operating expenses	(779)	(1,196)
Interest	(59)	(59)

Net loss before gain on equity investment	$(303)	$(476)

The following table presents the unaudited revenues and income from continuing operations for Logan Tower, Superior Pointe and DTC Crossroads, on a pro forma basis as if the Company had completed the acquisition of the properties as of January 1, 2014 (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Total revenues as reported by City Office REIT, Inc. and Predecessor	$22,894	$16,376
Plus: Logan Tower	143	765
Plus: Superior Pointe	1,666	1,589
Plus: DTC Crossroads	1,904	1,777

Pro forma total revenues	$26,607	$20,507

Total operating income as reported by the City Office REIT, Inc. and Predecessor	$2,183	$1,505
Property acquisition costs	320	(320)
Plus: Logan Tower	(13)	(68)
Plus: Superior Pointe	(86)	(135)
Plus: DTC Crossroads	(59)	(51)

Pro forma operating income	$2,345	$931

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of June 30, 2015 and December 31, 2014 were comprised as follows (in thousands):

June 30, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$4,868	35,418	14,025	54,311	(1,456)	(138)	(1,594)
Accumulated amortization	(2,388)	(13,630)	(4,710)	(20,728)	379	22	401

	$2,480	21,788	9,315	33,583	(1,077)	(116)	(1,193)

December 31, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$4,762	28,505	12,926	46,193	(746)	(138)	(884)
Accumulated amortization	(1,985)	(11,159)	(3,658)	(16,802)	258	20	278

	$2,777	17,346	9,268	29,391	(488)	(118)	(606)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2015	$4,678
2016	8,855
2017	6,217
2018	3,742
2019	3,377
Thereafter	5,521

$32,390

5. Debt

The following table summarizes the debt as of June 30, 2015 and December 31, 2014 (in thousands):

Property	June 30, 2015	December 31, 2014	Interest Rate as of June 30, 2015		Maturity
Revolving Credit Facility (1)	$34,692	$—	LIBOR +2.25	%(2)	June 2018
AmberGlen Mortgage Loan (3)	24,946	25,158	4.38		May 2019
Midland Life Insurance (4)	95,000	95,000	4.34		May 2021
Lake Vista Pointe (5)	18,460	18,460	4.28		August 2024
Florida Research Park (5)(6)	17,000	17,000	4.44		December 2024
Washington Group Plaza (5)	33,997	34,322	3.85		July 2018
Plaza 25 (5)(7)	17,000	—	4.10		July 2025

Total	$241,095	$189,940

All interest rates are fixed interest rates with the exception of the revolving credit facility (“Revolving Credit Facility”) as explained in footnotes 1 and 2 below.

(1)	At June 30, 2015 the Revolving Credit Facility had $35 million authorized and drawn. In addition, the Revolving Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option subject to compliance with certain extension conditions set forth in the Revolving Credit Facility. The Revolving Credit Facility currently bears an interest rate of one month LIBOR plus 2.25% and requires the Company to maintain a minimum Fixed Charge Coverage Ratio of no less than 1.60x. At June 30, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower and Superior Pointe. On July 14, 2015, the Company entered into a first Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.
(2)	As of June 30, 2015, the one month LIBOR rate was 0.19%.
(3)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x.

The scheduled principal repayments of debt as of June 30, 2015 are as follows (in thousands):

2015	$545
2016	2,034
2017	3,036
2018	69,772
2019	25,723
Thereafter	139,985

Total	$241,095

Mortgage Loan

On June 25, 2015, the Company closed on a $17 million loan secured by a first mortgage lien on the Plaza 25 property in Denver. The loan matures in June 2025 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 4.1% per annum. Monthly payments are initially interest only.

Secured Credit Facility

On July 14, 2015, the Company entered into an Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

Earn-Out Liability

The fair value of the Central Fairwinds earn-out (note 9) was derived by making assumptions on the timing of the lease up of vacant space and the gross effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 4,000 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the earn-out occupancy from 71% signed and committed at June 30, 2015 to 85% by July 2016 and stabilized at that level thereafter. The average gross effective rent and incremental operating costs per square foot is assumed to be $22 and $3, respectively.

As of June 30, 2015, the 70% earn-out occupancy and net operating income threshholds had been met. This triggers a payment of approximately $3.2 million to be made in August 2015. The estimated fair value of the earn-out liability was $8.6 million as of June 30, 2015 and $8.0 million as of December 31, 2014. The fair value increased by $0.6 million for the three and six months ended June 30, 2015.

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

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $208,000,000 and $192,500,000 as of June 30, 2015 and December 31, 2014, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

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

Property Management Fees

Three of the Company`s properties (City Center, Central Fairwinds and AmberGlen) engaged related parties to perform asset and property management services for a fee ranging from 3.0% to 3.5% of gross revenue.

Advisory and Transaction Fees

During the three and six month period ended June 30, 2015, the Company incurred $0.9 million and $1.4 million, respectively, in advisory and transaction fees payable to the Advisor.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of June 30, 2015 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2015	$22,649
2016	38,703
2017	34,487
2018	28,091
2019	22,477
Thereafter	86,223

$232,630

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Two state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 28.50% of the Company’s total future minimum lease payments as of June 30, 2015.

9. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property, the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”). Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant (see note 6).

As of June 30, 2015, the 70% earn-out occupancy and net operating income threshholds had been met. This triggers a payment of approximately $3.2 million to be made in August 2015. The estimated fair value of the earn-out liability was $8.6 million as of June 30, 2015 and $8.0 million as of December 31, 2014. The fair value increased by $0.6 million for the three and six months ended June 30, 2015.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2015 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

Non-controlling Interests

Non-controlling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. Non-controlling interests consisted of 2,903,209 Operating Partnership common units and represented an approximately 18.9% interest in the Operating Partnership as of June 30, 2015. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of the completion of the initial public offering or the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the three months ended June 30, 2015, 12,500 Operating Partnership units were converted to common stock.

Common Stock and Common Unit Distributions

On June 15, 2015, the Company’s board of directors declared a cash dividend distribution of $0.235 per share for the quarterly period ended June 30, 2015. The dividend was payable on July 17, 2015 to stockholders and common unitholders of record on July 3, 2015. Subsequent to June 30, 2015, $2.9 million in dividends was paid to stockholders and $0.7 million to common unitholders, totaling $3.6 million.

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

During the three months ended June 30, 2015, 7,966 restricted stock units (“RSUs”) were granted to directors and non-executive employees of the Advisor with a fair value of $0.1 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended June 30, 2015, 125,620 RSUs vested and the Company recognized net compensation expense of $0.5 million related to the RSUs.

A RSU award represents the right to receive shares of the Company’s common stock in the future, after the applicable vesting criteria, determined by the plan administrator, has been satisfied. The holder of an award of RSU has no rights as a stockholder until shares of common stock are issued in settlement of vested RSUs. The plan administrator may provide for a grant of dividend equivalent rights in connection with the grant of RSU; provided, however, that if the RSUs do not vest solely upon satisfaction of continued employment or service, any payment in respect to the related dividend equivalent rights will be held by the Company and paid when, and only to the extent that, the related RSU vest.

11. Subsequent Events

On July 29, 2015, the Company, through the Operating Partnership, entered into an Agreement of Purchase and Sale to acquire a property in Dallas, Texas for $54.4 million.

On July 14, 2015, the Company entered into an Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. for the three and six months ended June 30, 2015 and 2014.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	changes in the real estate industry and in performance of the financial markets;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	the amount and growth of our expenses;

•	tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters;

•	risks associated with property acquisitions, the failure to acquire or sell properties as and when anticipated;

•	the outcome of claims and litigation involving or affecting the Company;

•	the ability to satisfy conditions necessary to close pending transactions;

•	our failure to maintain our status as real estate investment trust, or REIT; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

Upon completion of the Formation Transactions we entered into the Advisory Agreement with our Advisor pursuant to which the Advisor will provide management and advisory services to us. The Advisory Agreement requires our Advisor to manage our business affairs in conformity with policies and investment guidelines that are approved and monitored by our board of directors.

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

Pursuant to the Formation Transactions and exercise of the underwriters’ over-allotment option, our Operating Partnership acquired a 100% interest in each of the Washington Group Plaza, Cherry Creek and Corporate Parkway properties and acquired an approximate 76% economic interest in the AmberGlen property, 90% interest in the Central Fairwinds property and 95% interest in the City Center property. These initial property interests were contributed in exchange for 3,731,209 common units, 1,858,860 shares of our common stock and $19.4 million of cash. On May 9, 2014, we used all of the net proceeds from the exercise of the underwriters’ overallotment option to redeem 479,305 common units and 248,095 common stock from the Second City Group for $9.1 million in cash.

On December 10, 2014, we completed a public offering pursuant to which we sold 3,750,000 of our common stock to the public at a price of $12.50 per share. We raised $46.9 million in gross proceeds, resulting in net proceeds to us of approximately $43.7 million after deducting approximately $2.6 million in underwriting discounts and approximately $0.6 million in other expenses relating to the offering. On December 23, 2014, the underwriters of the offering exercised their overallotment option to purchase an additional 512,664 shares of our common stock at the offering price of $12.50 a share resulting in additional gross proceeds to us of approximately $6.4 million resulting in net proceeds to us of $6.1 million after deducting approximately $0.3 million in underwriting discounts. We used all of the net proceeds from the exercise of the underwriters’ overallotment option to redeem 336,195 common units and 176,469 common stock from the Second City Group for $6.1 million cash.

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

Indebtedness

In connection with the IPO and the related Formation Transactions, we repaid in full the mortgage loan secured by the Central Fairwinds property and completed a mortgage refinancing of three properties (Cherry Creek, City Center and Corporate Parkway) with a new $95 million non-recourse mortgage loan and proceeds from the IPO. On April 29, 2014, we completed a $25.4 million mortgage refinancing of the AmberGlen property. Following the Formation Transactions, the Washington Group Plaza property remained subject to the existing mortgage loan.

For additional information regarding these mortgage loans and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of June 30, 2015, we owned 12 properties comprised of 25 office buildings with a total of approximately 2.7 million square feet of net rentable area (NRA). As of June 30, 2015, our properties were approximately 94% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Corporate Parkway property and the Lake Vista Pointe property have net leases. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

Interest Rate Contracts

As of June 30, 2015, we did not have any interest rate contracts.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of June 30, 2015, our properties were approximately 94% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

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

Summary of Significant Accounting Policies

The interim financial statements follow the same policies and procedures as outlined in the audited combined financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

The three months ended June 30, 2015 includes our consolidated results whereas the comparable period in 2014 are the combined results which includes the City Office Predecessor from April 1, 2014 until April 20, 2014 and our results from April 21, 2014 through June 30, 2014 and accordingly may not be directly comparable due to the impact of the IPO and the Formation Transactions on April 21, 2014 and the absence of any public company and related costs prior to that time. In the discussion below, we have highlighted the impact of the IPO and Formation Transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $3.2 million, or 39%, to $11.6 million for the three month period ended June 30, 2015 compared to $8.4 million in the corresponding period in 2014. Revenue in 2015 increased by $0.7 million from the acquisition of the Plaza 25 property in June 2014, $0.9 million from the acquisition of the Lake Vista Pointe property in July 2014 and $0.7 million from the acquisition of Florida Research Park in November 2014, $0.4 million from the acquisition of Logan Tower in February 2015 and $0.1 million from the acquisition of Superior Pointe in June 2015. City Center and Central Fairwinds increased total revenues by $0.3 million and $0.1 million, respectively, due to the increased occupancy at the property over the prior year period. AmberGlen, Corporate Parkway, Washington Group Plaza and Cherry Creek revenues were relatively unchanged in comparison to the prior year. The DTC Crossroads acquisition occurred so late in the period that it did not contribute a material amount to the revenue in the period.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $2.5 million, or 32%, to $10.2 million for the three month period ended June 30, 2015 compared to $7.7 million for the three months ended June 30, 2014. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Lake Pointe Vista, Florida Research Park, Logan Tower and Superior Pointe properties contributed an additional $0.6 million, $0.6 million, $0.6 million, $0.4 million, and $0.1 million in rental income, respectively to the 2015 period rental income. City Center and Central Fairwinds increased total rental income by $0.2 million and $0.1 million, respectively, due to the increased occupancy at the property over the prior year period.

Expense Reimbursement. Total expense reimbursement increased $0.6 million, or 128%, to $1.1 million for the three month period ended June 30, 2015 compared to $0.5 million for the same period in 2014, primarily due to the acquisition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower and Superior Pointe properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.1 million, or 66%, to $0.3 million compared to $0.2 million for the same period in 2014. Nominal other income was generated by Washington Group Plaza, Plaza 25, Lake Vista Pointe, Florida Research Park and Logan Tower with the largest contribution from Logan Tower.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, and general and administrative expenses and depreciation and amortization. Total operating expenses increased by $3.0 million, or 39%, to $10.8 million for the three month period ended June 30, 2015, from $7.8 million for the same period in 2014, primarily due to the acquisitions described above. Total operating expenses increased by $0.6 million, $0.7 million, $0.4 million, $0.4 million and $0.3 million, respectively, from the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014, the acquisition of Florida Research Park property in November 2014, the acquisition of the Logan Tower property in February 2015 and the acquisition of the Superior Point property in June 2015. City Center operating expenses increased slightly by $0.1 million due to the increased occupancy. AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza and Cherry Creek operating expenses were relatively unchanged in comparison to the prior year period. The remaining increase relates to acquisition fees, stock-based compensation, base management fees and general and administrative expenses following the closing of the IPO and Formation Transactions on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $0.9 million, or 30%, to $4.1 million for the three month period ended June 30, 2015 from $3.2 million for the same period in 2014. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Florida Research Park, Lake Vista Pointe, Logan Tower and Superior Pointe properties contributed an additional $0.3 million, $0.1 million, $0.3 million, $0.1 million and $0.1 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs increased by $0.5 million. The acquisition costs in the 2015 period are related to the Superior Pointe and DTC Crossroads acquisitions whereas in the prior year period, the acquisition costs were related to Plaza 25.

Base Management Fee. Base Management Fee increased $0.1 million or 76%, to $0.3 million for the three month period ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014 representing the fee paid to our Advisor. No management fees were payable by the Predecessor for the 2014 period prior to the IPO and the formation transactions in April 2014.

Stock-Based Compensation. Stock-based compensation increased $0.2 million or 78% to $0.5 million for the three month period ended June 30, 2015 compared to $0.3 million for the three month period ended June 30, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions, upon completion of the IPO on April 21, 2014.

General and Administrative. General and administrative expenses increased $0.1 million or 36% to $0.5 million for the three month period ended June 30, 2015 compared to $0.4 million for the three month period ended June 30, 2014 representing public company costs following completion of the IPO. The Predecesssor did not have any general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased $1.1 million, or 32%, to $4.5 million for the three month period ended June 30, 2015 compared to $3.4 million for the same period in 2014, primarily due to the addition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower and Superior Pointe properties.

Other Expense (Income)

Interest Expense, Net. Interest expense decreased $1.3 million, or 36%, to $2.3 million for the three month period ended June 30, 2015, compared to $3.6 million for the corresponding period in 2014. The decrease was a result of the refinancing of property level debt which occurred upon completion of the IPO and Formation Transactions. Property level interest expense decreased by $0.6 million and $0.6 million respectively due to the refinancing of three properties with a new $95 million non-recourse loan in connection with the IPO, and the AmberGlen refinancing. Property level interest expense decreased by a further $0.2 million due to the repayment of the Central Fairwinds property debt. Amortization of deferred financing fees decreased $0.5 million over the prior period due to the accelerated amortization on the Cherry Creek bridge loan incurred by the City Office Predecessor. Offsetting the decrease was an increase to interest expense of $0.2 million, and $0.2 million, respectively, due to interest expense associated with the Lake Pointe Vista, and Florida Research Park property debt and $0.2 million as a result of interest on the revolving line of credit.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

The six months ended June 30, 2015 includes our consolidated results whereas the comparable period in 2014 are the combined results which includes the City Office Predecessor from January 1, 2014 until April 20, 2014 and our results from April 21, 2014 through June 30, 2014 and accordingly may not be directly comparable due to the impact of the IPO and the Formation Transactions on April 21, 2014 and the absence of any public company and related costs prior to that time. In the discussion below, we have highlighted the impact of the IPO and Formation Transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $6.5 million, or 40%, to $22.9 million for the six month period ended June 30, 2015 compared to $16.4 million in the corresponding period in 2014. Revenue in 2015 increased by $1.7 million from the acquisition of the Plaza 25 property in June 2014, $1.8 million from the acquisition of the Lake Vista Pointe property in July 2014 and $1.5 million from the acquisition of Florida Research Park in November 2014, $0.6 million from the acquisition of Logan Tower in February 2015 and $0.1 million from the acquisition of Superior Pointe in June 2015. City Center and Central Fairwinds increased total revenues by $0.5 million and $0.3 million, respectively due to the increased occupancy at the property over the prior year period. AmberGlen, Corporate Parkway, Washington Group Plaza and Cherry Creek revenues were relatively unchanged in comparison to the prior year. The DTC Crossroads acquisition occurred so late in the period that it did not contribute a material amount to the revenue in the period.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $5.3 million, or 35%, to $20.2 million for the six month period ended June 30, 2015 compared to $14.9 million for the six months ended June 30, 2014. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Lake Pointe Vista, Florida Research Park, Logan Tower and Superior Pointe properties contributed an additional $1.6 million, $1.2 million, $1.2 million, $0.6 million, and $0.1 million in rental income, respectively to the 2015 period rental income. City Center and Central Fairwinds increased total rental income by $0.4 million and $0.2 million, respectively, due to the increased occupancy at the property over the prior year period.

Expense Reimbursement. Total expense reimbursement increased $1.1 million, or 114%, to $2.0 million for the six month period ended June 30, 2015 compared to $0.9 million for the same period in 2014, primarily due to the acquisition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower and Superior Pointe properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.1 million, or 32%, to $0.6 million for the six month period ended June 30, 2015 compared to $0.5 million for the same period in 2014. Nominal other income was generated by Washington Group Plaza, Plaza 25, Lake Vista Pointe, Florida Research Park and Logan Tower with the largest contribution from Logan Tower.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, and general and administrative expenses and depreciation and amortization. Total operating expenses increased by $5.8 million, or 39%, to $20.7 million for the six month period ended June 30, 2015, from $14.9 million for the same period in 2014, primarily due to the acquisitions described above. Total operating expenses increased by $1.6 million, $1.3 million, $0.9 million, $0.8 million, and $0.3 million, respectively, from the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014, the acquisition of Florida Research Park property in November 2014, the acquisition of the Logan Tower property in February 2015 and the Superior Pointe acquisition in June 2015. City Center operating expenses increased slightly by $0.1 million due to the increased occupancy. AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza and Cherry Creek operating expenses were relatively unchanged in comparison to the prior year. The remaining increase relates to acquisition fees, stock-based compensation, base management fees and general and administrative expenses following the closing of the IPO and Formation Transactions on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.0 million, or 32%, to $8.2 million for the six month period ended June 30, 2015 from $6.3 million for the same period in 2014. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Florida Research Park, Lake Vista Pointe, Logan Tower and Superior Pointe properties contributed an additional $0.9 million, $0.2 million, $0.6 million, $0.3 million and $0.1 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs decreased $0.1 million, to $1.1 million for the six month period ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014. The acquisition costs in the 2015 period are related to the Superior Pointe and DTC Crossroads acquisitions whereas in the prior year period, the acquisition costs were primarily related to Cherry Creek and Plaza 25.

Base Management Fee. Base Management Fee increased $0.5 million or 256%, to $0.7 million for the six month period ended June 30, 2015 compared to $0.2 million for the six months ended June 30, 2014 representing the fee paid to our Advisor. No management fees were payable by the Predecessor for the 2014 period prior to the IPO and the Formation Transactions in April 2014.

Stock-Based Compensation. Stock-based compensation increased $0.6 million or 221% to $0.9 million for the six month period ended June 30, 2015 compared to $0.3 million for the six month period ended June 30, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions, upon completion of the IPO on April 21, 2014.

General and Administrative. General and administrative expenses increased $0.5 million or 118% to $0.9 million for the six month period ended June 30, 2015 compared to $0.4 million for the six month period ended June 30, 2014 representing public company costs following completion of the IPO. The Predecesssor did not have any general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased $2.3 million, or 35%, to $8.9 million for the six month period ended June 30, 2015 compared to $6.6 million for the same period in 2014, primarily due to the addition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower and Superior Pointe properties.

Other Expense (Income)

Interest Expense, Net. Interest expense decreased $2.2 million, or 34%, to $4.5 million for the six month period ended June 30, 2015, compared to $6.7 million for the corresponding period in 2014. The decrease was a result of the refinancing of property level debt which occurred upon completion of the IPO and Formation Transactions. Property level interest expense decreased by $1.8 million and $0.7 million respectively due to the refinancing of three properties with a new $95 million non-recourse loan in connection with the IPO, and the AmberGlen refinancing. Property level interest expense decreased by a further $0.3 million due to the repayment of the Central Fairwinds property debt. Amortization of deferred financing fees decreased $0.5 million over the prior period due to the accelerated amortization on the Cherry Creek bridge loan incurred by the City Office Predecessor. Offsetting the decrease was an increase to interest expense of $0.4 million, and $0.4 million, respectively, due to interest expense associated with the Lake Pointe Vista, and Florida Research Park property debt and $0.2 million as a result of interest on the revolving line of credit.

Gain on Equity Investment. Gain on equity investment is related to the purchase in January 2014 of the remaining 57.7% of Cherry Creek property that the Predecessor did not already own. As a result of this transaction, a gain of $4.5 million was recorded in the 2014 period.

Cash Flows

Comparison of Period Ended June 30, 2015 to Period Ended June 30, 2014

Cash and cash equivalents were $11.3 million and $10.2 million as of June 30, 2015 and June 30, 2014, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $2.7 million to $5.6 million for the six months ended June 30, 2015 compared to $2.9 million for the same period in 2014. The increase was primarily attributable to the increase in rents receivable.

Cash flow to investing activities. Net cash used in investing activities increased by $34.1 million to $73.7 million for the six months ended June 30, 2015 compared to $39.6 million for the same period in 2014. The net cash used in investing activities in the 2015 period was used to acquire the Superior Pointe and DTC Crossroads properties and enhance capital assets.

Cash flow from financing activities. Net cash from financing activities increased by $4.8 million to $44.5 million for the six months ended June 30, 2015 compared to a $39.7 million for the same period in 2014. Cash flow from financing activities increased primarily due to the Plaza 25 mortgage loan and borrowings from the Secured Credit Facility.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $11.3 million of cash and cash equivalents and $10.1 million of restricted cash as of June 30, 2015. In addition, we had drawn $35 million from the Revolving Credit Facility. On July 14, 2015, the authorized borrowing capacity increased from $35 million to $75 million.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and borrowings under our Secured Credit Facility.

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

Consolidated Indebtedness as of June 30, 2015

As of June 30, 2015, we had approximately $241.1 million of outstanding consolidated indebtedness, $206.4 million of which is fixed rate debt. The following table sets forth information as of June 30, 2015 with respect to our outstanding indebtedness (in thousands).

Debt	June 30, 2015	Interest Rate as of June 30, 2015	Maturity Date
Secured Credit Facility (1)	$34,692	LIBOR(2) +2.25%	June 2018
AmberGlen (3)	24,946	4.38	May 2019
Midland Life Insurance (4)	95,000	4.34	May 2021
Lake Vista Pointe (5)	18,460	4.28	August 2024
Florida Research Park(5)(6)	17,000	4.44	Dec 2024
Washington Group Plaza (5)	33,997	3.85	July 2018
Plaza 25 (5) (7)	17,000	4.10	July 2025

Total	$241,095

(1)	At June 30, 2015 the Revolving Credit Facility had $35 million authorized and drawn. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option subject to compliance with certain extension conditions set forth in the Revolving Credit Facility. The Revolving Credit Facility currently bears an interest rate of one month LIBOR plus 2.25% and requires us to maintain a minimum Fixed Charge Coverage Ratio of no less than 1.60x. At June 30, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower and Superior Pointe. On July 14, 2015, the Company entered into a first Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.
(2)	As of June 30, 2015, the one month LIBOR rate was 0.19%.
(3)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(4)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.

(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	We are required to maintain a debt service coverage ratio of no less than 1.45x.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of June 30, 2015, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2015	2016-2017	2018-2019	More than 5 years
Principal payments on debt	$241,095	$545	$5,070	$95,495	$139,985
Interest payments	52,291	4,355	17,400	14,526	16,010
Tenant-related commitments(1)	9,683	7,793	790	1,100	—

Total	$303,069	$12,693	$23,260	$111,121	$155,995

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2015 and December 31, 2014, our Company did not have any outstanding derivatives.

As of June 30, 2015, approximately $206.4 million, or 85.6%, of our debt had fixed interest rates and approximately $34.7 million, or 14.4%, had variable interest rates. The variable rate indebtedness relates to borrowings under the Secured Credit Facility.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of June 30, 2015, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.4 million annually. If LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $0.4 million annually.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

A covenant in our Amended and Restated Credit Agreement may cause us to fail to qualify as a REIT.

In order to maintain our qualification as a REIT, we are generally required under the Internal Revenue Code of 1986, as amended, to distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Under our Amended and Restated Credit Agreement, we are generally prohibited from making distributions in excess of 100% of Core Funds From Operations, as defined in the Amended and Restated Credit Agreement. If Core Funds From Operations is less than 90% of our net taxable income, we will not be able to make sufficient distributions to maintain our REIT status. In addition, if Core Funds From Operations are greater than 90% of our net taxable income but less than 100% of our net taxable income, we will be required to pay income tax at regular corporate rates on any net taxable income we are prohibited from distributing as a result of this covenant. Furthermore, if we fail to distribute at least the sum of 85% of our REIT ordinary income for the year, 95% of our REIT capital gain for the year and any undistributed taxable income from prior years, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amount we actually distribute.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014)

3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014)

3.4	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015)

10.1	Loan Agreement, dated June 25, 2015, between CIO Plaza 25, Limited Partnership and Guaranty Bank and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2015)

10.2	Promissory Note, dated June 25, 2015, by CIO Plaza 25, Limited Partnership(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2015)

10.3	Guaranty Agreement, dated June 25, 2015, by City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2015)

10.4	Amended and Restated Credit Agreement, dated June 26, 2015, by and between City Office REIT Operating Partnership, L.P., KeyBank National Association, as lender, KeyBank National Association, as agent, and KeyBanc Capital markets as sole lead arrange and sole book manager (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 29, 2015)

10.5	First Amendment and Joinder to Amended and Restated Credit Agreement, dated July 14, 2015 among City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, City Office REIT, Inc., the Lenders named therein, and Key Bank National Association, as agent for the lenders. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2015)

10.6	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.7	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to the Royal Bank of Canada. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 17, 2015).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 are the following materials formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated and Combined Statements of Operations for three months ended June 30, 2015 and 2014; (iii) Condensed Consolidated and Combined Statements of Changes in Equity as of June 30, 2015; (iv) Combined Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated and Combined Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: August 6, 2015

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer

Date: August 6, 2015

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer