Form 10-Q
period 2015-09-30
City Office REIT, Inc.
filed 2015-11-06
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 4, 2015 was 12,517,777.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

City Office REIT, Inc. and Predecessor

Condensed Consolidated Balance Sheets (Note 1)

(Unaudited)

(In thousands, except par value and share data)

	September 30, 2015	December 31, 2014
Assets
Real estate properties, cost
Land	$90,205	$66,204
Buildings and improvements	254,934	132,964
Tenant improvement	34,509	27,773
Furniture, fixtures and equipment	198	198

	379,846	227,139
Accumulated depreciation	(23,304)	(15,311)

	356,542	211,828

Cash and cash equivalents	10,516	34,862
Restricted cash	17,420	11,093
Rents receivable, net	12,676	7,981
Deferred financing costs, net of accumulated amortization	3,585	2,901
Deferred leasing costs, net of accumulated amortization	4,936	2,618
Acquired lease intangibles assets, net	44,245	29,391
Prepaid expenses and other assets	1,396	832

Total Assets	$451,316	$301,506

Liabilities and Equity
Liabilities:
Debt	$344,946	$189,940
Accounts payable and accrued liabilities	10,615	4,080
Deferred rent	3,147	2,212
Tenant rent deposits	2,184	1,862
Acquired lease intangibles liability, net	2,534	606
Dividend distributions payable	3,663	3,571
Earn-out liability	5,437	8,000

Total Liabilities	372,526	210,271

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,517,777 shares issued and outstanding	125	123
Additional paid-in capital	94,814	91,308
Accumulated deficit	(25,104)	(11,320)

Total Stockholders’ Equity	69,835	80,111
Operating Partnership unitholders’ non-controlling interests	9,648	11,878
Non-controlling interests in properties	(693)	(754)

Total Equity	78,790	91,235

Total Liabilities and Equity	$451,316	$301,506

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Operations (Note 1)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$12,601	$9,037	$32,838	$23,988
Expense reimbursement	1,701	844	3,737	1,796
Other	313	118	934	590

Total Revenues	14,615	9,999	37,509	26,374

Operating Expenses:
Property operating expenses	5,521	3,929	13,764	10,190
Acquisition costs	1,802	401	2,893	1,551
Stock based compensation	487	382	1,403	667
General and administrative	411	407	1,313	821
Base management fee	322	226	981	411
External advisor acquisition	174	—	174	—
Depreciation and amortization	5,888	4,058	14,788	10,634

Total Operating Expenses	14,605	9,403	35,316	24,274

Operating income	10	596	2,193	2,100
Interest Expense:
Contractual interest expense	(2,798)	(1,867)	(6,910)	(5,821)
Amortization of deferred financing costs	(196)	(160)	(550)	(1,289)
Loss on early extinguishment of Predecessor debt	—	—	—	(1,655)

	(2,994)	(2,027)	(7,460)	(8,765)
Change in fair value of earn-out	—	(943)	(600)	(1,048)
Gain on equity investment	—	—	—	4,475

Net loss	(2,984)	(2,374)	(5,867)	(3,238)
Less:
Net (income)/loss attributable to noncontrolling interests in properties	(116)	(87)	(371)	(8)
Net loss/(income) attributable to Predecessor	—	—	—	(1,973)
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	601	694	1,199	1,508

Net loss attributable to stockholders	$(2,499)	$(1,767)	$(5,039)	$(3,711)

Net loss per share:
Basic and diluted	$(0.20)	$(0.22)	$(0.41)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	$12,473	$8,193	$12,373	$8,134

Dividends/distributions declared per common share and unit	$0.235	$0.235	$0.705	$0.418

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated Statement of Changes in Equity (Note 1)

(Unaudited)

(In thousands)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Balance—December 31, 2014	12,279	$123	$91,308	$(11,320)	$80,111	$11,878	$(754)	$91,235
Conversion of common units to shares	12	—	47	—	47	(47)	—	—
Restricted stock award grants	137	1	1,402	—	1,403	—	—	1,403
Earn out payment in shares	90	1	2,057	—	2,058	1,105	—	3,163
Dividend distributions declared	—	—	—	(8,745)	(8,745)	(2,089)	—	(10,834)
Contributions	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(310)	(310)
Net loss	—	—	—	(5,039)	(5,039)	(1,199)	371	(5,867)

Balance—September 30, 2015	12,518	$125	$94,814	$(25,104)	$69,835	$9,648	$(693)	$78,790

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Condensed Consolidated and Combined Statements of Cash Flows (Note 1)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(5,867)	$(3,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,788	10,634
Amortization of deferred financing costs	550	1,289
Amortization of above/below market leases	361	368
Increase in straight-line rent	(805)	(1,146)
Non-cash stock compensation	1,403	667
Change in fair value of earn-out	600	1,048
Loss on early extinguishment of debt	—	885
Gain on equity investment	—	(4,475)
Changes in non-cash working capital:
Rents receivable, net	(3,890)	(1,546)
Prepaid expenses and other assets	(540)	(218)
Accounts payable and accrued liabilities	4,950	72
Deferred rent	934	1,160
Tenant rent deposits	(13)	481

Net Cash Provided By Operating Activities	12,471	5,981

Cash Flows to Investing Activities:
Additions to real estate properties	(3,522)	(2,542)
Acquisition of real estate, net of cash assumed	(166,724)	(62,544)
Deferred leasing cost	(2,871)	(571)

Net Cash Used In Investing Activities	(173,117)	(65,657)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares	—	72,471
Formation transactions	—	(35,244)
Debt issuance and extinguishment costs	(1,234)	(3,926)
Proceeds from mortgage loans payable	105,812	195,260
Proceeds from revolving credit facility	50,000	—
Repayment of mortgage loans payable	(807)	(161,572)
Contributions from partners and members	—	3,843
Contributions from non-controlling interests in properties	—	62
Distributions to partners and members	—	(1,347)
Distributions to non-controlling interests in properties	(310)	(233)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(10,834)	(2,094)
Change in restricted cash	(6,327)	(5,817)

Net Cash Provided By Financing Activities	136,300	61,403

Net (Decrease)/Increase in Cash and Cash Equivalents	(24,346)	1,727
Cash and Cash Equivalents, Beginning of Period	34,862	7,128

Cash and Cash Equivalents, End of Period	$10,516	$8,855

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,472	$6,556

Accrued dividend distributions payable	$3,601	$2,690

Earn-out payment in shares	$3,163	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Notes to the Condensed Consolidated and Combined Financial Statements

1. Organization and Description of Business

City Office REIT, Inc. (the “Company”) was organized in the state of Maryland on November 26, 2013. On April 21, 2014, the Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to City Office REIT Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), in exchange for common units in the Operating Partnership (“common units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

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

The Company has elected to be taxed and will continue to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

Initial Public Offering and Formation Transactions

The Company’s operations are carried on primarily through the Operating Partnership and wholly owned subsidiaries of the Operating Partnership. Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related Formation Transactions.

On April 21, 2014, the Company closed the IPO, pursuant to which it sold 5,800,000 shares of common stock to the public at a public offering price of $12.50 per share. The Company raised $72.5 million in gross proceeds, resulting in net proceeds of approximately $63.4 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.0 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO exercised their overallotment option to purchase an additional 782,150 shares of the Company’s common stock at the IPO price of $12.50 a share resulting in additional gross proceeds of approximately $9.8 million. The net proceeds to the Company were $9.1 million after deducting approximately $0.7 million in underwriting discounts. The Company’s common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

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

On December 10, 2014, the Company completed a follow-on public offering pursuant to which the Company sold 3,750,000 shares of common stock at a public offering price of $12.50 per share. The Company raised $46.9 million in gross proceeds, resulting in net proceeds to the Company of approximately $43.7 million after deducting approximately $2.6 million in underwriting discounts and approximately $0.6 million in other expenses relating to the offering. On December 23, 2014, the underwriters of the offering exercised their overallotment option to purchase an additional 512,664 shares of common stock at the public offering price of $12.50 a share for additional gross proceeds to the Company of approximately $6.4 million resulting in net proceeds to the Company of $6.1 million after deducting approximately $0.3 million in underwriting discounts. All net proceeds from the underwriters’ exercise of the overallotment option were used to redeem 336,195 common units and 176,469 common stock held by the Second City Group.

Balances for the nine months ended September 30, 2014 include those of the Predecessor for the period from January 1, 2014 through April 20, 2014, respectively.

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

3. Real Estate Investments

Acquisitions

During the nine months ended September 30, 2015 and 2014, the Company, through the Operating Parntership, acquired the following properties:

Property	Date Acquired	Percentage Owned
Intellicenter	September 2015	100%
190 Office Center	September 2015	100%
DTC Crossroads	June 2015	100%
Superior Pointe	June 2015	100%
Logan Tower	February 2015	100%
Lake Vista Pointe	July 2014	100%
Plaza 25	June 2014	100%
Cherry Creek	January 2014	100%

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

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2014 (in thousands):

Cherry Creek
Land	$25,745
Buildings and improvements	15,771
Tenant improvements	4,372
Acquired intangible assets	12,009
Accounts payable and other liabilities	(815)
Lease intangible liabilities	(249)

Fair value of assets and liabilities at acquisition	$56,833

The Company recognized expenses relating to the Cherry Creek acquisition of $806,344 for the nine months ended September 30, 2014. A gain of $4.5 million was recognized from the fair value adjustment associated with the Predecessor’s original ownership due to a change in control, calculated as follows (in thousands):

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

On July 18, 2014, the Company, through its Operating Partnership, acquired 100% of Lake Vista, a property in Dallas, Texas for $26.7 million. The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

Lake Vista
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

On June 30, 2015, the Company, through the Operating Partnership, acquired 100% of DTC Crossroads, a property in Denver, Colorado, for $33.5 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

DTC Crossroads
Land	$7,137
Buildings and improvements	22,545
Tenant improvements	638
Acquired intangible assets	4,152
Accounts payable and other liabilities	(605)
Lease intangible liabilities	(353)

Total consideration	$33,514

On September 3, 2015, the Company, through the Operating Partnership, acquired 100% of 190 Office Center, a property in Dallas, Texas, for $51.0 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

190 Office Center
Land	$7,162
Buildings and improvements	39,367
Tenant improvements	323
Acquired intangible assets	5,673
Accounts payable and other liabilities	(720)
Lease intangible liabilities	(805)

Total consideration	$51,000

On September 3, 2015, the Company, through the Operating Partnership, acquired 100% of Intellicenter, a property in Tampa, Florida, for $46.3 million. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

Intellicenter
Land	$5,244
Buildings and improvements	31,359
Tenant improvements	2,919
Acquired intangible assets	7,742
Accounts payable and other liabilities	(321)
Lease intangible liabilities	(664)

Total consideration	$46,279

The operating results of the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties since the date of acquisition have been included in the Company’s condensed consolidated and combined financial statements for the three and nine months ended September 30, 2015. The following table represents the results of the properties operations since the date of acquisition on a stand-alone basis (in thousands):

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Operating revenues	$3,467	$4,246
Operating expenses	(3,841)	(5,037)
Interest	(277)	(283)

Net loss before gain on equity investment	$(651)	$(1,074)

The following table presents the unaudited revenues and income from continuing operations for Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties on a pro forma basis as if the Company had completed the acquisition of the properties as of January 1, 2014 (in thousands):

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Total revenues as reported by the Company	$37,509	$26,374
Plus: Logan Tower	143	1,148
Plus: Superior Pointe	1,666	2,384
Plus: DTC Crossroads	1,904	2,666
Plus: 190 Office Center	3,798	4,342
Plus: Intellicenter	3,196	3,158

Pro forma total revenues	$48,216	$40,072

Total operating income as reported by the Company	$2,193	$2,100
Property acquisition costs	2,893	(2,893)
Plus: Logan Tower	(13)	(102)
Plus: Superior Pointe	(86)	(203)
Plus: DTC Crossroads	(59)	(77)
Plus: 190 Office Center	(233)	(403)
Plus: Intellicenter	930	635

Pro forma operating income	$5,625	$(943)

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of September 30, 2015 and December 31, 2014 were comprised as follows (in thousands):

September 30, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$5,616	$44,478	$17,530	$67,624	$(2,927)	$(138)	$(3,065)
Accumulated amortization	(2,599)	(15,425)	(5,355)	(23,379)	508	23	531

	$3,017	$29,053	$12,175	$44,245	$(2,419)	$(115)	$(2,534)

December 31, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$4,762	$28,505	$12,926	$46,193	$(746)	$(138)	$(884)
Accumulated amortization	(1,985)	(11,159)	(3,658)	(16,802)	258	20	278

	$2,777	$17,346	$9,268	$29,391	$(488)	$(118)	$(606)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2015	$2,993
2016	11,182
2017	8,492
2018	5,560
2019	4,034
Thereafter	9,450

$41,711

5. Debt

The following table summarizes the debt as of September 30, 2015 and December 31, 2014 (in thousands):

Property	September 30, 2015	December 31, 2014	Interest Rate as of September 30, 2015		Maturity
Intellicenter Term Loan (1)	$14,000	$—	LIBOR+6.00	%(2)	September 2016
Revolving Credit Facility (3)	50,000	—	LIBOR +2.25	%(2)	June 2018
Washington Group Plaza (4)	33,836	34,322	3.85		July 2018
AmberGlen Mortgage Loan (5)	24,838	25,158	4.38		May 2019
Midland Life Insurance (6)	95,000	95,000	4.34		May 2021
Lake Vista Pointe (4)	18,460	18,460	4.28		August 2024
Florida Research Park (4)(7)	17,000	17,000	4.44		December 2024
Plaza 25 (4)(8)	17,000	—	4.10		July 2025
190 Office Center (9)	41,250	—	4.79		September 2025
Intellicenter (10)	33,562	—	4.65		September 2025

Total	$344,946	$189,940

All interest rates are fixed interest rates with the exception of the revolving credit facility (“Revolving Credit Facility”) and Intellicenter Term Loan (“Term Loan”) as explained in footnotes 1 and 2 below.

(1)	The Term Loan is collateralized by Intellicenter. The Company is required to maintain a maximum total leverage ratio of 65%, a minimum liquidity of $3 million and a debt service coverage ratio of no less than 1.60x.
(2)	As of September 30, 2015, the one month LIBOR rate was 0.20%
(3)	At September 30, 2015 the Revolving Credit Facility had $50 million authorized and drawn. In addition, the Revolving Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Revolving Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At September 30, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and DTC Crossroads. On July 14, 2015, the Company entered into an Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.
(4)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(5)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(6)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(7)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(8)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x.
(9)	The Company is required to maintain a debt service coverage ratio of no less than 1.15x.
(10)	The Company is required to maintain a debt service coverage ratio of no less than 1.20x.

The scheduled principal repayments of debt as of September 30, 2015 are as follows (in thousands):

2015	$276
2016	16,034
2017	3,036
2018	85,161
2019	26,629
Thereafter	213,810

Total	$344,946

Mortgage Loans

On September 3, 2015, the Company closed on a $41.3 million loan secured by a first mortgage lien on the 190 Office Center property in Dallas. The loan matures in September 2025 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 4.79% per annum. Monthly payments are initially interest only.

On September 3, 2015, the Company closed on a $33.6 million loan secured by a first mortgage lien on the Intellicenter property in Tampa. The loan matures in September 2025 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 4.65% per annum. Monthly payments are initially interest only.

Term Loan

On September 2, 2015, the Company closed on a $14.0 million term loan secured by a first mortgage lien on the Intellicenter property in Tampa. The loan matures in September 2016 and provides for monthly interest payments. Interest is payable at a variable rate of LIBOR plus 6.00% per annum.

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

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

Earn-Out Liability

The fair value of the Central Fairwinds earn-out (note 9) was derived by making assumptions on the timing of the lease up of vacant space and the gross effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 4,000 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the earn-out occupancy from 76% signed and committed at September 30, 2015 to 89% by July 2016 and stabilized at that level thereafter. The average gross effective rent and incremental operating costs per square foot is assumed to be $22 and $3, respectively.

At June 30, 2015, the 70% earn-out occupancy and net operating income thresholds were met. This triggered a payment of approximately $3.2 million which was made on August 6, 2015.

The estimated fair value of the earn-out liability decreased from $8.0 million at December 31, 2014 to $5.4 million at September 30, 2015 primarily due to a $3.2 million payment in August 2014, satisfied through the issuance of common stock, partially offset by an increase in the fair value of the remaining liability during the nine months ended September 30, 2015 of approximately $0.6 million.

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

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $290,000,000 and $192,500,000 as of September 30, 2015 and December 31, 2014, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

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

Property Management Fees

Three of the Company’s properties (City Center, Central Fairwinds and AmberGlen) engaged related parties to perform asset and property management services for a fee ranging from 3.0% to 3.5% of gross revenue.

Advisory and Transaction Fees

During the three and nine month period ended September 30, 2015, the Company incurred $1.3 million and $2.7 million, respectively, in advisory and transaction fees payable to the Advisor.

Earn-Out Payment

At June 30, 2015, the 70% earn-out occupancy and net operating income thresholds were met. This triggered a payment of approximately $3.2 million which was made on August 6, 2015.

The estimated fair value of the earn-out liability decreased from $8.0 million at December 31, 2014 to $5.4 million at September 30, 2015 primarily due to a $3.2 million payment in August 2014, satisfied through the issuance of common stock, partially offset by an increase in the fair value of the remaining liability during the nine months ended September 30, 2015 of approximately $0.6 million.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of September 30, 2015 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2015	$12,537
2016	40,223
2017	38,317
2018	31,918
2019	25,955
Thereafter	113,414

$262,364

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Two state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 27.40% of the Company’s total future minimum lease payments as of September 30, 2015.

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

At September 30, 2015, the 70% earn-out occupancy and net operating income thresholds were met. This triggered a payment of approximately $3.2 million which was made on August 6, 2015.

The estimated fair value of the earn-out liability decreased from $8.0 million at December 31, 2014 to $5.4 million at September 30, 2015 primarily due to a $3.2 million payment in August 2014, satisfied through the issuance of common stock, partially offset by an increase in the fair value of the remaining liability during the nine months ended September 30, 2015 of approximately $0.6 million.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2015 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

Non-controlling Interests

Non-controlling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. Non-controlling interests consisted of 3,070,405 Operating Partnership common units and represented an approximately 19.3% interest in the Operating Partnership as of September 30, 2015. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of the completion of the initial public offering or the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the nine months ended September 30, 2015, 12,500 common units were converted to common stock.

Common Stock and Common Unit Distributions

On September 15, 2015, the Company’s board of directors declared a cash dividend distribution of $0.235 per share for the quarterly period ended September 30, 2015. The dividend was paid on October 19, 2015 to stockholders and common unitholders of record on October 5, 2015 for an aggregate of $2.9 million in dividends to stockholders and $0.7 million to common unitholders, totaling $3.6 million.

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

During the three months ended September 30, 2015, 6,226 restricted stock units (“RSUs”) were granted to directors and non-executive employees of the Advisor with a fair value of $0.1 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended September 30, 2015, 10,783 RSUs vested and the Company recognized net compensation expense of $0.5 million related to the RSUs.

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

11. Subsequent Events

On November 2, 2015, the Company and a subsidiary (“Buyer Sub”) entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Advisor and two personal holding companies that own stock of the Advisor pursuant to which Buyer Sub will acquire all of the outstanding stock of the Advisor. The transaction is scheduled to close on February 1, 2016. Pursuant to the Stock Purchase Agreement, at closing, the Company will issue 297,321 shares of its common stock to the sellers, which include the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company will make cash payments to the sellers of up to $3.5 million if the Company’s fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization (in each case, including in the calculation of fully diluted market capitalization the value of units of limited partnership interest in the Company’s operating partnership held by parties other than the Company at a value per unit equal to the market price of the Company’s common stock).

On November 2, 2015, the Company and its operating partnership entered into an amendment to the Advisory Agreement that eliminates the payment of acquisition fees by the Company to the Advisor effective as of November 2, 2015. If closing under the Stock Purchase Agreement does not occur in accordance with its terms, the acquisition fee pursuant to the Advisory Agreement will be reinstated and any foregone fees will become due and payable.

Effective upon closing of the transactions under the Stock Purchase Agreement, each of James Farrar, the Company’s Chief Executive Officer, Gregory Tylee, President and Chief Operating Officer and Anthony Maretic, Chief Financial Officer, Secretary and Treasurer will enter into an employment agreement with a subsidiary of the Company and will become employees of the Company. In addition, at the same time, approximately ten additional current employees of the Advisor and its affiliates are expected to become employees of the Company and its subsidiaries and the Company will have offices in Vancouver, British Columbia and Dallas, Texas.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company will enter into an Administrative Services Agreement (the “Administrative Services Agreement”) with entities that manage real estate investment funds affiliated with Second City Capital II Corporation and Second City Real Estate II Corporation (the “Second City funds”). The Company’s management team and one of its directors, Samuel Belzberg, are officers of the general partners of the Second City funds and own equity interests in the Second City funds. The Administrative Services Agreement has a three year term and pursuant to the agreement, a subsidiary of the Company will provide various administrative services and support to the entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.125 million and third 12 months—$0.625 million, for a total of $3.25 million over the three-year term. In addition, following the expiration of the three year term of the Administrative Services Agreement, the Company will agree to make Messrs. Farrar and Tylee available to assist the Second City funds with respect to certain matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. for the three and nine months ended September 30, 2015 and 2014.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	our ability to close on the internalization transaction on the terms expected or at all;

•	our ability to hire and retain key personnel;

•	our expectations regarding our ability to achieve higher profitability and lowered expenses as a result of the internalization;

•	changes in the real estate industry and in performance of the financial markets;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	the amount and growth of our expenses;

•	tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters;

•	risks associated with property acquisitions and dispositions, the failure to acquire or sell properties as and when anticipated;

•	the outcome of claims and litigation involving or affecting the Company;

•	the ability to satisfy conditions necessary to close pending transactions;

•	our failure to maintain our status as real estate investment trust, or REIT; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

We have elected to be taxed and will continue to operate in a manner that will allow us to qualify as a REIT. So long as we qualify as a REIT, we will be permitted to deduct distributions paid to our stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

On October 29, 2015, we commenced the marketing of our Corporate Parkway property in Center Valley (Allentown), PA, with CBRE Inc. acting as broker. Corporate Parkway is a 178,330 SF, Class A office campus that is currently 100% leased to the Dun & Bradstreet Corporation. As previously disclosed, in June 2015, an early lease extension for this tenant was completed for an additional 10 years through January 2027. We are at a preliminary stage in in the marketing process and we anticipate having more clarity regarding the timing and terms of any potential sale of the property in early 2016. Assuming that a transaction is completed, we expect that the net proceeds will be used to repay debt.

On November 2, 2015, we and one of our newly-formed subsidiaries (“Buyer Sub”) entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of our Advisor, and two personal holding companies that own stock of the Advisor, pursuant to which Buyer Sub will acquire all of the outstanding stock of the Advisor and we will transition from an externally managed company to an internally managed company (the “Internalization”). The Internalization is scheduled to close on February 1, 2016. Pursuant to the Stock Purchase Agreement, on February 1, 2016 we expect to issue 297,321 shares of our common stock to the sellers, which include our three executive officers and Samuel Belzberg, a member of our Board of Directors. In addition, we expect to make cash payments to the sellers of up to $3.5 million pursuant to the Stock Purchase Agreement if our fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon achieving a $200 million fully diluted market capitalization, an additional $1 million upon achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon achieving a $250 million fully diluted market capitalization (in each case, including in the calculation of fully diluted market capitalization the value of common units held by parties other than us at a value per unit equal to the market price of our common stock).

In connection with the execution of the Stock Purchase Agreement, on November 2, 2015, we and our operating partnership entered into an amendment to the Advisory Agreement that eliminates the payment of acquisition fees by us to the Advisor effective as of November 2, 2015. If closing under the Stock Purchase Agreement does not occur in accordance with its terms, the acquisition fee pursuant to the Advisory Agreement will be reinstated and any foregone fees will become due and payable.

Effective upon closing of the Internalization, we expect that each of James Farrar, our Chief Executive Officer, Gregory Tylee, our President and Chief Operating Officer and Anthony Maretic, our Chief Financial Officer, Secretary and Treasurer, will enter into an employment agreement with one of our subsidiaries and will become our employees. In addition, at closing, we expect that approximately ten additional current employees of the Advisor and its affiliates will become our employees.

In connection with the closing of Internalization, we expect that one of our subsidiaries will enter into an Administrative Services Agreement (the “Administrative Services Agreement”) with entities that manage real estate investment funds affiliated with Second City Capital II Corporation and Second City Real Estate II Corporation (the “Second City funds”). Our executive officers and one of our directors, Samuel Belzberg, are officers of the general partners of the Second City funds and own equity interests in the Second City funds. We expect that the Administrative Services Agreement will have a three year term. Pursuant to the Administrative Services Agreement, we expect that one of our subsidiaries will provide various administrative services and support to the entities managing the Second City funds. We expect that this subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.125 million and third 12 months—$0.625 million, for a total of $3.25 million over the three-year term. In addition, following the expiration of the three year term of the Administrative Services Agreement, we expect to make Messrs. Farrar and Tylee available to assist the Second City funds with respect to certain matters.

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

Revenue Base

As of September 30, 2015, we owned 14 properties comprised of 28 office buildings with a total of approximately 3.3 million square feet of net rentable area (NRA). As of September 30, 2015, our properties were approximately 95% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Corporate Parkway, Lake Vista Pointe Florida Research Park and Superior Pointe properties have net leases. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

Interest Rate Contracts

As of September 30, 2015, we did not have any interest rate contracts.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of September 30, 2015, our properties were approximately 95% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of September 30, 2015, we own fourteen office complexes comprised of 28 office buildings with a total of approximately 3.3 million square feet of NRA in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA), Dallas (TX) and Orlando (FL). The following table presents an overview of our portfolio as of September 30, 2015 (properties listed by descending NRA by market).

Metropolitan Area	Property	Year Built /Last Major Renovation(1)	Economic Interest	NRA(2)	In Place Occupancy	In Place & Committed Occupancy(3)	Annualized Base Rent Per Square Foot(5)	Annualized Gross Rent Per Square Foot(4)	Annualized Base Rent(5)
Denver, CO	Cherry Creek	1962 – 1980 / 2012	100.0%	356	100.0%	100.0%	$16.86	$16.86	$5,996,453
	Plaza 25	1981 /2006	100.0%	197	92.4%	92.4%	20.36	20.36	3,701,671
	DTC Crossroads	1999 / 2015	100.0%	191	89.8%	89.8%	24.20	24.20	4,142,547
	Superior Pointe	2000	100.0%	149	89.8%	89.8%	14.68	25.68	1,964,083
	Logan Tower	1983 / 2014	100.0%	70	95.1%	95.1%	18.36	18.36	1,221,871
Boise, ID	Washington Group Plaza	1970 – 1982 / 2012(6)	100.0%	558	89.2%	89.2%	17.17	17.17	8,556,055
Dallas, TX	190 Office Center	2008	100.0%	303	97.8%	97.8%	22.38	22.38	6,626,982
	Lake Vista Pointe	2007	100.0%	163	100.0%	100.0%	14.00	14.00	2,286,704
Tampa, FL	City Center	1984 / 2012	95.0%	241	100.0%	100.0%	23.29	23.29	5,613,297
	Intellicenter	2008	100.0%	204	100.0%	100.0%	21.76	21.76	4,428,975
Portland, OR	AmberGlen	1984 /2002(7)	76.0%	353	97.7%	96.7%	15.91	18.29	5,490,804
Orlando, FL	Central Fairwinds	1982 / 2012	90.0%	167	76.7%	87.5%	25.84	25.84	3,316,278
	Florida Research Park	1999	100.0%	125	100.0%	100.0%	19.50	27.50	2,427,750
Allentown, PA	Corporate Parkway	2006	100.0%	178	100.0%	100.0%	18.19	25.19	3,242,940

Total/Weighted Average:				3,255	94.9%	95.4%	$19.11	$20.93	$59,016,410

(1)	We define major renovation as significant upgrades, alterations or additions to building common areas, interiors, exteriors and/or systems.
(2)	NRA in thousands of square feet.
(3)	Includes both in place and committed tenants, which we define as tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of September 30, 2015.
(4)	For Corporate Parkway, Lake Vista Pointe, Florida Research Park and Superior Pointe, the annualized base rent per square foot on a triple net basis was increased by $7.00, $6.50 $8.00 and $11.00 respectively, to estimate a gross equivalent base rent. AmberGlen has net leases for two tenants which have been grossed-up by $6.00 on a pro rata basis.
(5)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2015 by (ii) 12.
(6)	Plaza I was built in 1970 with the last major renovation completed in 2012; Plaza II was built in 1975 with the last major renovation completed in 2012; Central Plaza was built in 1982 with the last major renovation completed in 2011; and Plaza IV was built in 1982 with the last major renovation completed in 2010.
(7)	Building 1040 was built in 1984; Building 1195 was built in 1999; Building 1400 was built in 1984; Building 1600 was built in 1987; Building 2345 was built in 1998; and Building 2430 was built in 1998.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $4.6 million, or 46%, to $14.6 million for the three month period ended September 30, 2015 compared to $10.0 million in the corresponding period in 2014. Revenue in 2015 increased by $0.2 million from the acquisition of the Lake Vista Pointe property in July 2014, $0.7 million from the acquisition of Florida Research Park in November 2014, $0.4 million from the acquisition of Logan Tower in February 2015, $0.9 million from the acquisition of Superior Pointe in June 2015, $1.1 million from the acquisition of DTC Crossroads In June 2015, $0.6 million from the acquisition of 190 Office Center in September 2015 and $0.4 million from the acquisition of Intellicenter in September 2015. City Center and Central Fairwinds increased total revenues by $0.2 million and $0.1 million, respectively, due to the increased occupancy at the property over the prior year period. AmberGlen, Corporate Parkway, Washington Group Plaza and Cherry Creek revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease. Total rental income increased $3.6 million, or 39%, to $12.6 million for the three month period ended September 30, 2015 compared to $9.0 million for the three months ended September 30, 2014. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Lake Pointe Vista, Florida Research Park, Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $0.1 million, $0.6 million, $0.3 million, $0.5 million, $1.0 million, $0.5 million and $0.4 million in rental income, respectively to the 2015 period rental income. City Center and Central Fairwinds increased total rental income by $0.1 million and $0.1 million, respectively, due to the increased occupancy at the property over the prior year period.

Expense Reimbursement. Total expense reimbursement increased $0.9 million, or 102%, to $1.7 million for the three month period ended September 30, 2015 compared to $0.8 million for the same period in 2014, primarily due to the acquisition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower, Superior Pointe, DTC Crossroads, 190 Center and Intellicenter properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.2 million, or 166%, to $0.3 million compared to $0.1 million for the same period in 2014. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower and DTC Crossroads with the largest contribution from City Center parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $5.2 million, or 55%, to $14.6 million for the three month period ended September 30, 2015, from $9.4 million for the same period in 2014, primarily due to the acquisitions described above. Total operating expenses increased by $0.4 million,

$0.3 million, $0.9 million, $0.9 million, $0.9 million, and $0.7 million respectively, from the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014, the acquisition of Florida Research Park property in November 2014, the acquisition of DTC Crossroads in June 2015, the acquisition of 190 Office Center in September 2015 and the acquisition of Intellicenter in September 2015. City, Center, AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza and Cherry Creek operating expenses were relatively unchanged in comparison to the prior year period. Acquisition costs increased $0.9 million over the prior period due to the acquisitions of 190 Center and IntelliCenter during the quarter. The three month period ended September 30, 2015 also includes $0.2 million of costs related to the acquisition of the external advisor. The remaining increase relates to slight increases in stock-based compensation, base management fees and general and administrative expenses related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.6 million, or 41%, to $5.5 million for the three month period ended September 30, 2015 from $3.9 million for the same period in 2014. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Florida Research Park, Lake Vista Pointe, Logan Tower,Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $0.1 million, $0.1 million, $0.1 million, $0.1 million, $0.4 million, $0.4 million, $0.3 million and $0.1 million, in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs increased $1.4 million or 349% for the three month period ended September 30, 2015 compared to $0.4 million in the prior year. The acquisition costs in the 2015 period are related to the 190 Office Center and Intellicenter acquisitions whereas in the prior year period, the acquisition costs were related to Lake Vista.

Base Management Fee. Base Management Fee increased $0.1 million or 42%, to $0.3 million for the three month period ended September 30, 2015 compared to $0.2 million for the three months ended September 30, 2014 representing the fee paid to our Advisor. The increase in base management fee is primarily the result of the public offering completed in December 2014 which increased the Equity of the Company on which the base management fee is calculated.

Stock-Based Compensation. Stock-based compensation increased $0.1 million or 27% to $0.5 million for the three month period ended September 30, 2015 compared to $0.4 million for the three month period ended September 30, 2014. The increase is a result of the additional grant authorized by the Compensation Committee during its March 2015 meeting.

General and Administrative. General and administrative expenses remained unchanged at $0.4 million for the three month period ended September 30, 2015.

Depreciation and Amortization. Depreciation and amortization increased $1.8 million, or 45%, to $5.9 million for the three month period ended September 30, 2015 compared to $4.1 million for the same period in 2014, primarily due to the addition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $1.0 million, or 48%, to $3.0 million for the three month period ended September 30, 2015, compared to $2.0 million for the corresponding period in 2014. The increase was primarily due to interest expense related to the property acquisitions described above. Interest expense of $0.2 million, $0.2 million, $0.2 million and $0.1 million respectively, due to interest expense associated with the Plaza 25, Florida Research Park, 190 Office Center and Intellicenter property debt and $0.3 million as a result of interest on the revolving line of credit.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

The nine months ended September 30, 2015 includes our consolidated results whereas the comparable period in 2014 are the combined results which includes the City Office Predecessor from January 1, 2014 until April 20, 2014 and our results from April 21, 2014 through September 30, 2014 and accordingly may not be directly comparable due to the impact of the IPO and the Formation Transactions on April 21, 2014 and the absence of any public company and related costs prior to that time. In the discussion below, we have highlighted the impact of the IPO and Formation Transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $11.1 million, or 42%, to $37.5 million for the nine month period ended September 30, 2015 compared to $26.4 million in the corresponding period in 2014. Revenue in 2015 increased by $1.8 million from the acquisition of the Plaza 25 property in June 2014, $2.0 million from the acquisition of the Lake Vista Pointe property in July 2014 and $2.2 million from the acquisition of Florida Research Park in November 2014, $1.0 million from the acquisition of Logan Tower in February 2015, $1.0 million from the acquisition of Superior Pointe in June 2015, $1.1 million from the acquisition of DTC Crossroads in June 2015, $0.6 million from the acquisition of 190 Office Center in September 2015 and $0.4 million from the acquisition of Intellicenter in September 2015. City Center and Central Fairwinds increased total revenues by $0.7 million and $0.3 million, respectively due to the increased occupancy at the property over the prior year period. AmberGlen, Corporate Parkway, Washington Group Plaza and Cherry Creek revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $8.8 million, or 37%, to $32.8 million for the nine month period ended September 30, 2015 compared to $24.0 million for the nine months ended September 30, 2014. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Lake Pointe Vista, Florida Research Park, Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $1.6 million, $1.3 million, $1.9 million, $0.9 million, $0.6 million, $1.1 million, $0.5 million and $0.4 million in rental income, respectively to the 2015 period rental income. City Center and increased total rental income by $0.5 million due to the increased occupancy at the property over the prior year period.

Expense Reimbursement. Total expense reimbursement increased $1.9 million, or 108%, to $3.7 million for the nine month period ended September 30, 2015 compared to $1.8 million for the same period in 2014, primarily due to the acquisitions described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.3 million, or 58%, to $0.9 million for the nine month period ended September 30, 2015 compared to $0.6 million for the same period in 2014. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower and DTC Crossroads with the largest contribution from City Center parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $11.0 million, or 45%, to $35.3 million for the nine month period ended September 30, 2015, from $24.3 million for the same period in 2014, primarily due to the acquisitions described above. Total operating expenses increased by $1.7 million, $1.4 million, $1.3 million, $1.1 million, $1.2 million, $1.0 million, $1.0 million and $0.7 million, respectively, from the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014, the acquisition of Florida Research Park property in November 2014, the acquisition of the Logan Tower property in February 2015, the Superior Pointe acquisition in June 2015, the DTC Crossroads acquisition in June 2015, the 190

Center acquisition in September 2015 and IntelliCenter acquisition in September 2015. AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza and Cherry Creek operating expenses were relatively unchanged in comparison to the prior year. The nine month period ended September 30, 2015 also includes $0.2 million of costs related to the acquisition of the external advisor. The remaining increase relates to acquisition costs, stock-based compensation, base management fees and general and administrative expenses following the closing of the IPO and Formation Transactions on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $3.6 million, or 35%, to $13.8 million for the nine month period ended September 30, 2015 from $10.2 million for the same period in 2014. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Florida Research Park, Lake Vista Pointe, Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $1.0 million, $0.7 million, $0.3 million, $0.4 million, $0.4 million, $0.4 million, $0.3 million and $0.1 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs increased $1.3 million, or 87%, to $2.9 million for the nine month period ended September 30, 2015 compared to $1.6 million for the nine months ended September 30, 2014. The acquisition costs in the 2015 period are related to the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter acquisitions whereas in the prior year period, the acquisition costs were primarily related to Cherry Creek, Plaza 25 and Lake Vista Pointe.

Base Management Fee. Base Management Fee increased $0.6 million or 138%, to $1.0 million for the nine month period ended September 30, 2015 compared to $0.4 million for the nine months ended September 30, 2014 representing the fee paid to our Advisor. No management fees were payable by the Predecessor for the 2014 period prior to the IPO and the Formation Transactions in April 2014.

Stock-Based Compensation. Stock-based compensation increased $0.7 million or 110% to $1.4 million for the nine month period ended September 30, 2015 compared to $0.7 million for the nine month period ended September 30, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions, upon completion of the IPO on April 21, 2014.

General and Administrative. General and administrative expenses increased $0.5 million or 60% to $1.3 million for the nine month period ended September 30, 2015 compared to $0.8 million for the nine month period ended September 30, 2014 representing public company costs following completion of the IPO. The Predecessor did not have any general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased $4.2 million, or 39%, to $14.8 million for the nine month period ended September 30, 2015 compared to $10.6 million for the same period in 2014, primarily due to the addition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower, Superior Pointe, 190 Office Center and Intellicenter properties.

Other Expense (Income)

Interest Expense, Net. Interest expense decreased $1.3 million, or 15%, to $7.5 million for the nine month period ended September 30, 2015, compared to $8.8 million for the corresponding period in 2014. The decrease was a result of the refinancing of property level debt which occurred upon completion of the IPO and Formation Transactions which resulted in a loss on early extinguishment of certain debts and a corresponding decrease in the interest rate of the new debt. Property level interest expense decreased by $1.8 million and $0.7 million respectively due to the refinancing of three properties with a new $95 million non-recourse loan in connection with the IPO, and the AmberGlen refinancing. Property level interest expense decreased by a further $0.3 million due to the repayment of the Central Fairwinds property debt. Amortization of deferred financing fees decreased

$0.9 million over the prior period due to the accelerated amortization on the Cherry Creek bridge loan incurred by the City Office Predecessor. Offsetting the decrease was an increase to interest expense of $0.2 milion, $0.5 million, $0.6 million, $0.2 million and $0.1 million respectively, due to interest expense associated with the Plaza 25, Lake Pointe Vista, Florida Research Park, 190 Office Center and Intellicenter property debt and $0.1 million as a result of interest on the revolving line of credit.

Gain on Equity Investment. Gain on equity investment is related to the purchase in January 2014 of the remaining 57.7% of Cherry Creek property that the Predecessor did not already own. As a result of this transaction, a gain of $4.5 million was recorded in the 2014 period.

Cash Flows

Comparison of Period Ended September 30, 2015 to Period Ended September 30, 2014

Cash and cash equivalents were $10.5 million and $8.9 million as of September 30, 2015 and September 30, 2014, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $6.5 million to $12.5 million for the nine months ended September 30, 2015 compared to $6.0 million for the same period in 2014. The increase was primarily attributable to an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash used in investing activities increased by $107.5 million to $173.1 million for the nine months ended September 30, 2015 compared to $65.6 million for the same period in 2014. The net cash used in investing activities in the 2015 period was used to acquire the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties and enhance capital assets.

Cash flow from financing activities. Net cash from financing activities increased by $74.9 million to $136.3 million for the nine months ended September 30, 2015 compared to a $61.4 million for the same period in 2014. Cash flow from financing activities increased primarily due to the Plaza 25, 190 Office Center and Intellicenter mortgage loan and borrowings from the Secured Credit Facility.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $10.5 million of cash and cash equivalents and $17.4 million of restricted cash as of September 30, 2015. In addition, we had drawn $50 million from the Revolving Credit Facility. On July 14, 2015, the authorized borrowing capacity increased from $35 million to $75 million.

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

Consolidated Indebtedness as of September 30, 2015

As of September 30, 2015, we had approximately $344.9 million of outstanding consolidated indebtedness, $280.9 million of which is fixed rate debt. The following table sets forth information as of September 30, 2015 with respect to our outstanding indebtedness (in thousands).

Debt	September 30, 2015	Interest Rate as of September 30, 2015	Maturity Date
Intellicenter Term Loan (1)	$14,000	LIBOR(2) +6.00%	September 2016
Revolving Credit Facility (3)	50,000	LIBOR(2) +2.25%	June 2018
Washington Group Plaza (4)	33,836	3.85	July 2018
AmberGlen Mortgage Loan (5)	24,838	4.38	May 2019
Midland Life Insurance (6)	95,000	4.34	May 2021
Lake Vista Pointe (4)	18,460	4.28	August 2024
Florida Research Park(4)(7)	17,000	4.44	Dec 2024
Plaza 25 (4) (8)	17,000	4.10	July 2025
190 Office Center (9)	41,250	4.79	September 2025
Intellicenter (10)	33,562	4.65	September 2025

Total	$344,946

(1)	The Term Loan is collateralized by Intellicenter. The Company is required to maintain a maximum total leverage ratio of 65%, a minimum liquidity of $3 million and a debt service coverage ratio of no less than 1.60x.
(2)	As of September 30, 2015, the one month LIBOR rate was 0.20%.
(3)	At September 30, 2015 the Revolving Credit Facility had $50 million authorized and drawn. In addition, the Revolving Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Revolving Credit Facility requires us to maintain a fixed charge coverage ratio of no less than 1.60x. At September 30, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and DTC Crossroads. On July 14, 2015, the Company entered into an Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.
(4)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(5)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(6)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(7)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(8)	We are required to maintain a debt service coverage ratio of no less than 1.45x.
(9)	We are required to maintain a debt service coverage ratio of no less than 1.15x.
(10)	We are required to maintain a debt service coverage ratio of no less than 1.20x.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of September 30, 2015, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2015	2016-2017	2018-2019	More than 5 years
Principal payments on debt	$344,946	$276	$19,070	$111,790	$213,810
Interest payments	84,726	2,795	24,581	21,676	35,674
Tenant-related commitments(1)	11,975	4,184	6,691	1,100	—

Total	$441,647	$7,255	$50,342	$134,566	$249,484

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2015 and December 31, 2014, our Company did not have any outstanding derivatives.

As of September 30, 2015, approximately $280.9 million, or 81.4%, of our debt had fixed interest rates and approximately $64.0 million, or 18.6%, had variable interest rates. The variable rate indebtedness relates to borrowings under the Secured Credit Facility and the Intellicenter Term Loan.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of September 30, 2015, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.6 million annually. If LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $0.6 million annually.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We cannot assure you that we will be able to complete an internalization of our management (the “Internalization”) pursuant to the Stock Purchase Agreement (as defined below), or that the final terms of the Internalization will be consistent with our current expectations, either of which could materially adversely affect our business, financial condition and results of operations.

On November 2, 2015, we and one of our newly-formed subsidiaries (“Buyer Sub”) entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of our Advisor, and two personal holding companies that own stock of the Advisor, pursuant to which we expect Buyer Sub will acquire all of the outstanding stock of the Advisor and we will transition from an externally managed company to an internally managed company. The Internalization is scheduled to close on February 1, 2016. Pursuant to the Stock Purchase Agreement, on February 1, 2016 we expect to issue 297,321 shares of our common stock to the sellers, which include our three executive officers and Samuel Belzberg, a member of our Board of Directors. In addition, we expect to make cash payments (“Earn-out Payments”) to the sellers of up to $3.5 million pursuant to the Stock Purchase Agreement if our fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon achieving a $200 million fully diluted market capitalization, an additional $1 million upon achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon achieving a $250 million fully diluted market capitalization (in each case, including in the calculation of fully diluted market capitalization the value of common units held by parties other than us at a value per unit equal to the market price of our common stock).

In connection with the execution of the Stock Purchase Agreement, on November 2, 2015, we and our operating partnership entered into an amendment to the Advisory Agreement that eliminates the payment of acquisition fees by us to the Advisor effective as of November 2, 2015. If closing under the Stock Purchase Agreement does not occur in accordance with its terms, the acquisition fee pursuant to the Advisory Agreement will be reinstated and any foregone fees will become due and payable.

Effective upon closing of the Internalization, we expect that each of James Farrar, our Chief Executive Officer, Gregory Tylee, our President and Chief Operating Officer and Anthony Maretic, our Chief Financial Officer, Secretary and Treasurer, will enter into an employment agreement with one of our subsidiaries and will become our employees. In addition, at closing, we expect that approximately ten additional current employees of the Advisor and its affiliates will become our employees.

In connection with the closing of Internalization, we expect that one of our subsidiaries will enter into an Administrative Services Agreement (the “Administrative Services Agreement”) with entities that manage real estate investment funds affiliated with Second City Capital II Corporation and Second City Real Estate II Corporation (the “Second City funds”). Our executive officers and one of our directors, Samuel Belzberg, are officers of the general partners of the Second City funds and own equity interests in the Second City funds. We expect that the Administrative Services Agreement will have a three year term. Pursuant to the Administrative Services Agreement, we expect that one of our subsidiaries will provide various administrative services and support to the entities managing the Second City funds. We expect that this subsidiary will receive annual payments for these services under the Administrative Services Agreement (“Service Payments”) as follows: first 12 months—$1.5 million, second 12 months—$1.125 million and third 12 months—$0.625 million, for a total of $3.25 million over the three-year term. In addition, following the expiration of the three year term of the Administrative Services Agreement, we expect to make Messrs. Farrar and Tylee available to assist the Second City funds with respect to certain matters.

We cannot assure you that we will be able to close on the acquisition of our Advisor pursuant to the Stock Purchase Agreement. We cannot be certain if we will become obligated to make any or all of the Earn-out Payments under the Stock Purchase Agreement, and we cannot guarantee that we will be able to collect the Service Payments pursuant to the Administrative Services Agreement. We may not be able to retain all of the current employees of our Advisor or our executive officers upon Internalization. Our general and administrative expenses after the Internalization could be higher than our current expectations. Any of these foregoing risks could materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Description

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014)

3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015)

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 10-Q filed with the Commission on May 23, 2014)

3.4	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015)

10.1	Credit Agreement, dated September 2, 2015, between City Office REIT Operating Partnership, L.P., and KeyBank National Association.†

10.2	Loan Agreement, dated September 3, 2015, between CIO 190, Limited Partnership, and CIBC Inc. †

10.3	Loan Agreement, dated September 3, 2015, between CIO Intellicenter, Limited Partnership and KeyBank National Association.†

10.4	First Amendment and Joinder to Amended and Restated Credit Agreement, dated July 14, 2015 among City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, City Office REIT, Inc., the Lenders named therein, and Key Bank National Association, as agent for the lenders. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2015)

10.5	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.6	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to the Royal Bank of Canada. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 17, 2015).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 are the following materials formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated and Combined Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated and Combined Statements of Operations for three months ended September 30, 2015 and 2014; (iii) Condensed Consolidated and Combined Statements of Changes in Equity as of September 30, 2015; (iv) Combined Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (v) Notes to Condensed Consolidated and Combined Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: November 6, 2015

	By:	/s/ James Farrar
James Farrar
Chief Executive Officer
Date: November 6, 2015

	By:	/s/ Anthony Maretic
Anthony Maretic
Chief Financial Officer