Form 10-K
period 2015-12-31
City Office REIT, Inc.
filed 2016-03-04
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland	98-1141883
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1075 West Georgia Street

Suite 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filter	☐	Accelerated filter	☒

Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $130.5 million, based on the closing sales price of $12.40 per share as reported on the New York Stock Exchange.

As of March 1, 2016 the registrant had 12,835,098 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Certain Relationships and Related Person Transactions,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	our expectations regarding our ability to achieve higher profitability and lower expenses as a result of the internalization of our management;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary outside financing or access the capital markets on favorable terms or at all;

•	changes in the availability of additional acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a REIT;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and increases in real property tax rates; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in “Risk Factors,” many of which are beyond our control. We believe that these factors include those described in “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

PART I

ITEM 1. BUSINESS

Overview

We are a Maryland corporation focused on acquiring, owning and operating high-quality (Class A and B) office properties located primarily within our specified target markets in the United States. We have elected, and intend to continue to qualify, to be taxed as a REIT for U.S. federal income tax purposes. We currently have 12 primary target markets, which are located in metropolitan areas in the Southern and Western United States. We believe that our target markets possess a number of the following characteristics: favorable economic growth trends; growing populations with above average employment growth forecasts; a large number of government offices; large international, national and regional employers across diversified industries; low-cost centers for business operations; and proximity to large universities and increasing office occupancy rates. We also believe that there is a lower level of participation of large institutional investors in our target markets because they generally have concentrated on gateway markets, which are commonly defined as New York, Los Angeles, Washington, D.C., Boston, Chicago and San Francisco. In addition, we believe that our target markets offer the opportunity for risk-adjusted returns because these markets exhibit positive economic and demographic trends and ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs. We also believe that new construction of office properties has been limited in most of our target markets since 2008 because rental rates in these markets have generally not supported new development. We anticipate identifying additional target markets with the foregoing characteristics in the future. Within our target markets, we primarily focus on acquiring properties with a purchase price generally between $20 million and $50 million and expected cap rates between seven and eight percent as we believe that large institutional investors and our public REIT competitors are generally focused on larger acquisition opportunities. Additionally, we believe that it is challenging for many local buyers in our target markets to raise the debt and equity capital necessary to complete real estate transactions in excess of $20 million.

Our management team has extensive experience in real estate markets and is made up of James Farrar, our chief executive officer with over 16 years of experience, Gregory Tylee, our president and chief operating officer with over 20 years of experience and Anthony Maretic, our chief financial officer with over 20 years of experience. We use local partners to manage and lease our geographically diversified portfolio so that we can benefit from their market knowledge, efficient operations and existing infrastructure without incurring the overhead associated with creating a real estate operation function in each of our markets.

At December 31, 2015, we owned fourteen office complexes comprised of 28 office buildings with a total of approximately 3.3 million square feet of net rentable area (“NRA”) in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA), Dallas (TX) and Orlando (FL). We believe that our properties are high quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well maintained. We also believe that our properties have a stable and diverse tenant base, including federal and state governmental agencies and national and regional businesses. As of December 31, 2015, approximately 49.1% of the base rental revenue from our properties was derived from tenants in these markets that are federal or state government agencies or investment grade tenants. Our largest tenant is the Colorado Department of Public Health and Environment, whose lease at the Cherry Creek property represents approximately 12.2% of the base rental revenue of our portfolio at December 31, 2015 and expires in 2026. Our properties also have a stable, long-term tenancy profile and our occupied and committed leases have staggered expirations and a weighted average remaining lease term to maturity of 5.6 years at December 31, 2015. The majority of our leases are modified gross leases pursuant to which our tenants reimburse us for operating expenses, property taxes and insurance in excess of a base amount. The base rent amount of the majority of our leases includes annualized operating expenses, property taxes and insurance at the time the lease is signed. This structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income.

For further information on our target markets and the composition of our tenant base, see “Item 2—Properties.”

As of December 31, 2015, the in place occupancy rate of our properties was 94.8%.

Internalization of Management

On November 2, 2015, we and one of our newly-formed subsidiaries (“Buyer Sub”) entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of City Office Real Estate Management Inc. (formerly our “Advisor”), and two personal holding companies that owned stock of City Office Real Estate Management Inc., pursuant to which Buyer Sub acquired all of the outstanding stock of City Office Real Estate Management Inc. The Internalization (as defined below) closed as of February 1, 2016. Pursuant to the Stock Purchase Agreement, on February 1, 2016 we issued 297,321 shares of our common stock to the sellers, which included our three executive officers and Samuel Belzberg, a member of our Board of Directors. In addition, we expect to make cash payments to the sellers of up to $3.5 million pursuant to the Stock Purchase Agreement if our fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon achieving a $200 million fully diluted market capitalization, an additional $1 million upon achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon achieving a $250 million fully diluted market capitalization (in each case, including in the calculation of fully diluted market capitalization the value of common units held by parties other than us at a value per unit equal to the market price of our common stock). We refer to this transaction collectively as “Internalization.” Pursuant to the terms of the Stock Purchase Agreement, the $1 million payment was triggered by the Company achieving a $200 million fully diluted market capitalization based on its closing stock price on March 1, 2016. The Company expects this cash payment will be made to the sellers in March 2016.

Effective upon closing of the Internalization, each of James Farrar, our Chief Executive Officer, Gregory Tylee, our President and Chief Operating Officer and Anthony Maretic, our Chief Financial Officer, Secretary and Treasurer, entered into an employment agreement with one of our subsidiaries and have become our employees. Additionally, all other current employees of City Office Real Estate Management Inc. as of February 1, 2016 were hired by the Company.

In connection with the closing of the Internalization, one of our subsidiaries entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with entities that manage real estate investment funds affiliated with Second City Capital II Corporation and Second City Real Estate II Corporation (the “Second City funds”). James Farrar, Gregory Tylee and one of our directors, Samuel Belzberg, are officers of the general partners of the Second City funds and own equity interests in the Second City funds. The Administrative Services Agreement has a three year term. Pursuant to the Administrative Services Agreement, one of our subsidiaries provides various administrative services and support to the entities managing the Second City funds. This subsidiary receives annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.125 million and third 12 months—$0.625 million, for a total of $3.25 million over the three-year term. In addition, following the expiration of the three year term of the Administrative Services Agreement, we expect to make Messrs. Farrar and Tylee available to assist the Second City funds with respect to certain matters.

Our Competitive Strengths

We believe that the following competitive strengths continue to distinguish us from other owners and operators of office properties in our target markets and will enable us to continue to successfully operate and expand our portfolio.

Experienced Management Team: Our senior management team, led by James Farrar, our chief executive officer, Gregory Tylee, our president and chief operating officer, and Anthony Maretic, our chief financial officer, has an intimate knowledge and understanding of each of our properties as well as a strong familiarity with the local markets in which the properties are located. Mr. Farrar has over 16 years of experience in real estate acquisitions, management and finance, and has completed approximately $1.4 billion of real estate acquisitions. Mr. Tylee has over 20 years of experience negotiating and structuring complex real estate transactions and developments and has been involved in real estate transactions with a combined enterprise value of approximately $2.0 billion over the course of his career. Mr. Maretic has acted as chief financial officer and chief operating officer of Earls Restaurants Ltd. and has over 20 years of experience in financing, public company reporting requirements and internal controls.

Alignment of Interests with Established Local Operators: One component of management’s strategy is to invest in properties in markets where it has relationships with well-established local real estate operators that provide property management services and, in some cases, hold minority interests in the properties that they manage. We believe that this strategy of permitting local real estate operators to invest in our properties helps to align their interests with ours. Consistent with this strategy, thirteen of our fourteen properties are managed by well-established local real estate operators, many of which have invested equity with management in the past and three of which hold a minority interest in our properties, furthering the alignment of their interests with ours. These real estate operators typically manage or lease a large number of properties in the markets where our properties are located providing economies of scale and local market insight. Our strategy of utilizing local real estate operators also eliminates the need for us to incur the overhead costs associated with creating a real estate operation function in each of our markets. We intend to continue this strategy of offering ownership interests and other incentives to local real estate operators, which we believe can enhance the operating performance of our properties and strengthen our relationships with them.

Properties with Attractive Real Estate Fundamentals: At December 31, 2015, we owned fourteen office complexes comprised of 28 office buildings with a total of approximately 3.3 million square feet of NRA in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA), Dallas (TX) and Orlando (FL). We believe that our target markets have a number of the following characteristics: favorable economic growth trends; growing populations with above average employment growth forecasts; a large number of governmental offices; large international, national and regional employers across diversified industries; low-cost centers for business operations; and proximity to large universities and increasing office occupancy rates.

Investment Grade Tenants and Well-Staggered Lease Maturities: As of December 31, 2015, approximately 49.1% of the base rental revenue of our properties was derived from tenants that are federal or state government agencies or investment grade tenants. Five of our top ten tenants are investment grade tenants, representing approximately 31.4% of the base rental revenue of our properties as of December 31, 2015. Our properties also have a stable, long-term tenancy profile and our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 5.6 years.

Clearly-Defined Acquisition Strategy: We focus on acquiring office properties in our target markets that we believe possess the attractive economic and demographic characteristics described above. We use our management team’s market-specific knowledge as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors, which can result in attractive pricing levels and risk-adjusted returns. Within our target markets, we focus on acquiring properties with a purchase price generally between $20 million and $50 million and expected cap rates between seven and eight percent, as we believe that large institutional investors and other public REITs generally prefer to target larger assets. Additionally, we believe that many local real estate operators in our target markets have difficulty raising the necessary debt and equity capital to complete acquisitions of more than $20 million.

Strong Lender Relationships: Our management team has strong lending relationships with various banks, insurance companies and commercial mortgage-backed securities (“CMBS”) platforms. As of December 31, 2015, we have an existing fixed rate debt of $280.7 million plus an existing floating rate debt of $64 million with a weighted average of 5.8 years to maturity and a weighted average interest rate of 4.28%. Our existing mortgages were provided by insurance companies and CMBS platforms. We also have a $75 million Secured Credit Facility that has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval.

Business Objectives and Growth Strategies

Our principal business objective is to provide attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. Specifically, we intend to pursue the following strategies to achieve these objectives:

Internal Growth

We seek to manage our properties in a manner to increase their value by improving cash flow over time through our “hands on” approach to real estate management alongside local real estate operators. We focus on maintaining strong relationships with existing tenants, which we believe can help reduce marketing, leasing and tenant improvement costs required for new tenancies and minimize interruptions in rental revenue resulting from periods of vacancy and tenant renovations. Our internal growth strategy includes the following:

Seeking Contractual Rent Escalations: With respect to our properties as of December 31, 2015, the leases provide for contractual increases in base rental rates per square foot averaging approximately 2.8% per annum over the next three years. These rental escalations are expected to result in predictable increases in rental revenues for us over time. We will continue to seek to include contractual rent escalators in future leases to further facilitate predictable growth in rental income.

Leasing Currently Vacant Space: As of December 31, 2015, the weighted average in place occupancy rate of our properties was 94.8% and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe that our properties compete for tenants with other landlords that are capital constrained and may not be able to enhance their buildings’ appeal through capital investments or offer tenants attractive tenant improvement packages.

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

Our Local Real Estate Operators

Thirteen of our fourteen properties owned at December 31, 2015 are managed by well-established local third-party real estate operators, four of which have invested equity with management in the past and three of which continue to hold a minority equity interest in the property, furthering the alignment of their interests with ours. These real estate operators typically manage or lease a large number of properties in the submarkets and markets where our properties are located, providing economies of scale and local market insight.

Competition

We compete with other REITs (both public and private), public and private real estate companies, private real estate investors and lenders, both domestic and foreign, in acquiring and developing properties. Many of these entities have greater resources than we do or other competitive advantages. We also face competition in leasing or subleasing available properties to prospective tenants.

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

Segment and Geographic Financial Information

During 2015, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cityofficereit.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors are also available on our website at www.cityofficereit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 2010, 1075 West Georgia Street, Vancouver, British Columbia, V6E 3C9. Our telephone number is +1 (604) 806-3366. The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Our financial performance and the value of our properties can be affected by many of these factors, including the following:

•	adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties or lease defaults by our tenants;

•	the national, regional and local economy, which may be negatively impacted by concerns about inflation, deflation and government deficit, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

•	local real estate conditions, such as an oversupply of, or a reduction in, demand for office space and the availability and creditworthiness of current and prospective tenants;

•	vacancies or ability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	changes in operating costs and expenses, including, without limitation, increasing labor and material costs, insurance costs, energy prices, environmental restrictions, real estate taxes and costs of compliance with laws, regulations and government policies, which we may be restricted from passing on to our tenants;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•	competition from other real estate investors with significant capital, including other real estate operating companies, other publicly traded REITs and institutional investment funds;

•	inability to refinance our indebtedness, which could result in a default on our obligation and trigger cross default provisions that could result in a default on other indebtedness;

•	the convenience and quality of competing office properties;

•	inability to collect rent from tenants;

•	our ability to secure adequate insurance;

•	our ability to secure adequate management services and to maintain our properties;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the Americans with Disabilities Act of 1990 (the “ADA”); and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, wind damage and floods, which may result in uninsured and underinsured losses.

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

We are dependent on our key personnel and the loss of such key personnel could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are dependent on the efforts of our key officers and employees, including James Farrar, our Chief Executive Officer, Gregory Tylee, our President and Chief Operating Officer, and Anthony Maretic, our Chief Financial Officer, Secretary and Treasurer. The loss of Mr. Farrar’s, Mr. Tylee’s and/or Mr. Maretic’s services could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders. Although we have employment agreements with them, we cannot assure you they will remain employed with us.

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

As of December 31, 2015, approximately 49.6% of the base rental revenue of our properties was derived from our ten largest tenants. Our largest tenant is the Colorado Department of Public Health and Environment,

which accounted for approximately 12.2% of base rental revenue of our properties for the year ended December 31, 2015. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could seriously harm our results of operations.

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

Covenants in our Amended and Restated Credit Agreement and Term Loan may cause us to fail to qualify as a REIT.

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Under our Amended and Restated Credit Agreement, we are generally prohibited from making distributions in excess of 100% of Core Funds From Operations, as defined in the Amended and Restated Credit Agreement. In addition, on September 2, 2015, we entered into a credit agreement (the “Term Loan”) with KeyBank National Association with an authorized borrowing capacity of $14,000,000. The Term Loan has a similar negative covenant tying distributions by the Company to Core Funds from Operations subject to certain exceptions. If Core Funds From Operations is less than 90% of our net taxable income, we will not be able to make sufficient distributions to maintain our REIT status. In addition, if Core Funds From Operations are greater than 90% of our net taxable income but less than 100% of our net taxable income, we will be required to pay income tax at regular corporate rates on any net taxable income we are prohibited from distributing as a result of this covenant. Furthermore, if we fail to distribute at least the sum of 85% of our REIT ordinary income for the year, 95% of our REIT capital gain for the year and any undistributed taxable income from prior years, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amount we actually distribute.

We have a substantial amount of indebtedness outstanding which may affect our ability to pay distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

Our total consolidated indebtedness, as of December 31, 2015, was approximately $344.7 million. We do not anticipate that our internally generated cash flow will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

•	we may be unable to refinance our indebtedness, including, without limitation, the Term Loan, at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may be forced to enter into financing arrangements with particularly burdensome collateral requirements or restrictive covenants;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations or require us to retain cash for reserves;

•	we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans;

•	our default under any of our indebtedness with cross default provisions could result in a default on other indebtedness; and

•	cross default provisions on properties with minority parties could trigger indemnity obligations.

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

Certain provisions of our Term Loan could inhibit our ability to access capital markets, which could harm our performance.

The Term Loan is secured in part with a pledge of the Company’s proceeds of all future equity issuances in addition to a pledge of certain of the equity interests and cash flows from real property beneficially owned by the Company or the Operating Partnership. This pledge could have a material adverse effect on our ability to access the capital markets, which in turn could harm our operations and the performance of our common stock.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2015, our indebtedness represented approximately 77.7% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or City Office REIT Operating Partnership, L.P. (our “Operating Partnership”) may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to qualify as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect that our loan agreements will restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage or impose other limitations. Any such restriction or limitation may limit our ability to make distributions to you. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to qualify as a REIT.

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

Hedging involves risk and typically involves costs, including transaction costs, that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to stockholders. We generally intend to hedge as much of the interest rate risk as we determine is in our best interests given the cost of such hedging transactions. The REIT tax rules may limit our ability to enter into hedging transactions by requiring us to limit our income from non-qualifying hedges. If we are unable to hedge effectively because of the REIT tax rules, we will face greater interest rate exposure than may be commercially prudent.

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

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, competition from other similar properties, our ability to provide or arrange for adequate maintenance, insurance and management and advisory services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates may adversely affect a property’s income and value. A rise in energy costs could result in higher operating costs, which may affect our results of operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. Events that could prevent us from raising or maintaining rents or cause us to reduce rents include layoffs, plant closings, relocations of significant local employers and other events reducing local employment rates, an oversupply of—or a lack of demand for—office space, a decline in household formation and the inability or unwillingness of tenants to pay rent increases.

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

Certain of our properties are located in states where natural disasters such as tornadoes, hurricanes and earthquakes are more common than in other states. Given recent extreme weather events across other parts of the United States, it is also possible that our other properties could incur significant damage due to other natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, our insurance includes deductible amounts and certain items may not be covered by insurance. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up costs or otherwise incur costs in connection with such events. Any of these events may have a material adverse effect on our business, cash flows, financial condition, results of operations and ability to make distributions to our stockholders.

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

We have a limited operating history, especially as an internally-managed company, and may not be able to successfully operate our business or generate sufficient cash flow to make or sustain distributions to our stockholders.

We have a limited operating history, particularly as an internally-managed company. We may not be able to generate sufficient cash flow over time to pay our operating expenses and make or sustain distributions to our stockholders.

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

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties is subject to weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, such as the recent economic downturn, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Furthermore, our ability to dispose of the properties that we acquired through our initial public offering within the four years immediately following the completion of our initial public offering and the related Formation Transactions is subject to certain limitations imposed by our tax protection agreements.

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

As of December 31, 2015, we owned six properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

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

Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 24.4% of the base rental revenue from our properties as of December 31, 2015, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

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

Even as a REIT, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes that we pay in the future may increase substantially. In addition, the real property taxes on Cherry Creek are reduced due to having a government user as its largest tenant and loss of such tenant would increase the amount of property taxes. If the property taxes that we pay increase, our cash flow could be impacted, and our ability to pay expected distributions to our stockholders may be adversely affected.

It may be difficult to enforce civil liabilities against members of our board of directors or our officers.

Some of the members of our board of directors and our officers reside in Canada and substantially all of the assets of such persons are located in Canada. As a result, it may be difficult for you to effect service of process within the United States or in any other jurisdiction outside of Canada upon these persons or to enforce against them in any jurisdiction outside of Canada judgments predicated upon the laws of any such jurisdiction, including any judgment predicated upon the federal and state securities laws of the United States.

Risks Related to Our Status As a REIT

Our failure to qualify as a REIT would result in significant adverse tax consequences to us and would adversely affect our business and the value of our stock.

We have elected and intend to continue to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through our Operating Partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this annual report are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.

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

Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property that we hold primarily for sale to customers in the ordinary course of business. In addition, our taxable REIT subsidiaries (“TRSs”) are subject to tax as regular corporations in the jurisdictions in which they operate.

To maintain our qualification as a REIT, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.

To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding any net capital gain, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from:

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

We believe that our Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be required to pay tax on its allocable share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held in inventory primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as inventory held for sale to customers in the ordinary course of our business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

To maintain our qualification as a REIT, we may be forced to forego otherwise attractive opportunities.

To maintain our qualification as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered” REITs that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing status as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Risks Associated With the Internalization

We are subject to risks and uncertainties associated with the Internalization.

Prior to the internalization of our management, we were externally managed by City Office Real Estate Management Inc. Realizing our business objectives depends in large part on the ability of our internal management structure to effectively manage the day-to-day operations of our assets and properties. We cannot assure you that our past performance with external management will be indicative of internal management’s ability to function effectively and successfully operate our Company. We do not have an operating history with internal management and do not know if we will be able to successfully integrate our former external management. If our internal management structure is not successful in managing our properties to achieve the investment returns we anticipate, our operations may be adversely impacted.

Risks Related to Our Organizational Structure

Our commitment to Second City following our internalization may give rise to various conflicts of interest.

We are subject to conflicts of interest arising out of our relationship with Second City and its affiliates. As a result of our Internalization, our management will continue to provide services to Second City under the terms of the Administrative Services Agreement. An example of these potential conflicts of interests includes competition for the time and services of personnel that work for us and our affiliates.

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

The consideration that we pay for the properties and assets we own may exceed their aggregate fair market value.

The amount of consideration that we pay for properties is based on management’s estimate of fair market value, including an analysis of market sales comparables, market capitalization rates for other properties and assets and general market conditions for such properties and assets. In certain instances, management’s estimate of fair market value may exceed the fair market value of these properties and assets.

Members of the Second City Group own a substantial indirect beneficial interest in our Company on a fully-diluted basis and have the ability to exercise significant influence on our Company and our Operating Partnership, including the approval of significant corporate transactions.

As of December 31, 2015, the Second City Group (as defined in Note 8 to the accompanying financial statements) owns approximately 4,594,465 common units and shares of our common stock, representing a 28.9% beneficial interest in our Company on a fully-diluted basis. In addition, our amended and restated bylaws have the effect of granting to the Second City Group the right to designate up to two nominees for election to our board of directors in accordance with, or as provided pursuant to, the partnership agreement, and the partnership agreement will limit any actions in contravention of an express provision of the partnership agreement, limit any transfers of our general partner interest in our Operating Partnership and prevent our voluntary withdrawal as the general partner based on the Second City Group’s ownership of common units. For so long as the Second City Group maintains a significant interest in our Company, they will have substantial influence on us and could exercise this influence in a manner that conflicts with the interest of other stockholders.

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

We may have assumed unknown liabilities in connection with the Formation Transactions and any properties we may acquire in the future may expose us to unknown liabilities.

As part of the Formation Transactions and thereafter, we acquired entities and assets that are subject to existing liabilities, some of which are unknown or unquantifiable at this time. These assumed liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by tenants, vendors or other persons dealing with our predecessor entities (the “Predecessor”; see Note 6 to the accompanying financial statements) (that had not been asserted or threatened prior to our acquisition), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the contributors of our assets, for these liabilities are limited. There can be no assurance that we are entitled to any such reimbursements or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

In addition, there can be no assurance that our current title insurance policies will adequately protect us against any losses resulting from such title defects or adverse developments.

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

At December 31, 2015, approximately 14.9%, 14.5% and 12.5% of our annualized cash basis rent is scheduled to expire in 2016, 2017 and 2018, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

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

In connection with our initial public offering and the related Formation Transactions, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in our initial properties in a taxable transaction prior to the fourth anniversary of the completion of our initial public offering, subject to certain exceptions, we will indemnify certain contributors of properties in our Formation Transactions for their tax liabilities attributable to the built-in gain that exists with respect to our properties as of the time of our initial public offering and their tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell one of these properties, it may be economically prohibitive for us to do so because of these obligations. Moreover, as a result of these potential tax liabilities, certain of our officers may have a conflict of interest with respect to our determination as to these properties.

Our tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreements, our Operating Partnership is required to maintain a minimum level of indebtedness throughout the four years immediately following our initial public offering and the related

Formation Transactions, regardless of whether such debt levels are otherwise required to operate our business. Moreover, our Operating Partnership may be required to provide certain contributors of properties in our Formation Transactions with the opportunity to guarantee debt upon a future repayment, retirement, refinancing or other reduction of currently outstanding debt prior to the fourth anniversary of the completion of our initial public offering. After such fourth anniversary, our Operating Partnership will be required to use commercially reasonable efforts to provide the Protected Parties (as defined below) with an opportunity to guarantee its debt, provided that it will not be required to incur any debt that it otherwise would not have incurred. If we fail to make such opportunities available, we will be required to make a cash payment intended to approximate the sum of the tax liabilities resulting from our failure to make such opportunities available or to maintain the minimum level of indebtedness and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist the contributors and their owners in deferring the recognition of taxable gain as a result of and after our initial public offering and the related Formation Transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business.

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

In the case of the business combination provisions of the MGCL, we opted out by resolution of our board of directors. In the case of the control share provisions of the MGCL, we opted out pursuant to a provision in our amended and restated bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL. Further, we may opt in to the control share provisions of the MGCL in the future by amending our bylaws, which our board of directors can do without stockholder approval.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, we owned fourteen office complexes comprised of 28 office buildings with a total of approximately 3.3 million square feet of NRA in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA), Dallas (TX) and Orlando (FL). The following table presents an overview of our portfolio as of December 31, 2015.

Metropolitan Area	Property	Year Built/ Last Major Renovation(1)	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	In Place and Committed Occupancy(2)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(3)	Annualized Base Rent(4)	Largest Tenant by NRA
Denver, CO	Cherry Creek	1962 – 1980 / 2012	100.0%	356	100.0%	100.0%	$17.24	$17.24	$6,133,692	State of Colorado Department of Health
	Plaza 25	1981 / 2006	100.0%	197	91.6%	91.6%	20.67	20.67	$3,728,255	Recondo Technology, Inc.
	DTC Crossroads	1999 / 2015	100.0%	191	89.8%	89.8%	24.57	24.57	$4,206,141	ProBuild Holdings, Inc.
	Superior Pointe	2000	100.0%	149	89.8%	89.8%	14.73	25.73	$1,970,559	Key Equipment Finance, Inc.
	Logan Tower	1983 / 2014	100.0%	70	95.1%	98.8%	18.74	18.74	$1,246,868	Recondo Technology, Inc.
Boise, ID	Washington Group Plaza	1970 – 1982 / 2012	100.0%	559	87.8%	87.8%	17.36	17.36	$8,510,244	AECOM Technology Corporation(5)
Dallas, TX	190 Office Center	2008	100.0%	303	97.8%	97.8%	22.38	22.38	$6,626,982	United Healthcare Services, Inc.
	Lake Vista Pointe	2007	100.0%	163	100.0%	100.0%	14.00	20.50	$2,286,704	Ally Financial, Inc.
Tampa, FL	City Center	1984 / 2012	95.0%	241	100.0%	100.0%	23.45	23.45	$5,652,088	Kobie Marketing, Inc.
	Intellicenter	2008	100.0%	204	100.0%	100.0%	21.83	21.83	$4,443,409	H. Lee Moffitt Cancer Center
Portland, OR	AmberGlen	1984 / 2002	76.0%	353	96.9%	96.9%	16.24	18.63	$5,559,671	Planar Systems, Inc.
Orlando, FL	Central Fairwinds	1982 / 2012	90.0%	170	82.5%	88.2%	25.31	25.31	$3,541,057	Fairwinds Credit Union
	Florida Research Park	1999	100.0%	125	100.0%	100.0%	20.00	28.00	$2,490,000	Kaplan, Inc.
Allentown, PA	Corporate Parkway	2006	100.0%	178	100.0%	100.0%	18.73	25.73	$3,340,225	Dun & Bradstreet, Inc.

				3,257	94.8%	95.2%	$19.35	$21.16	$59,735,895

(1)	We define major renovation as significant upgrades, alterations or additions to building common areas, interiors, exteriors and/or systems.
(2)	Includes both in place and committed tenants, which we define as tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of December 31, 2015.
(3)	For Corporate Parkway, Lake Vista Pointe, Florida Research Park and Superior Pointe, the annualized base rent per square foot on a triple net basis was increased by $7.00, $6.50 $8.00 and $11.00 respectively, to estimate a gross equivalent base rent. AmberGlen has net leases for two tenants which have been grossed-up by $6.00 on a pro rata basis.
(4)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2015 by (ii) 12.
(5)	Vacated December 31, 2015. A lease has been signed with St. Luke’s Regional Medical Center to occupy the space AECOM Technology Corporation vacated in Q3 2016.

On February 2, 2016, we entered into a non-binding agreement to sell our Corporate Parkway property in Allentown, Pennsylvania. While the transaction could close as early as the second quarter of 2016, numerous conditions and uncertainties remain regarding the potential transaction and there can be no assurance, however, that the transaction will close on the terms or timing we expect, if at all.

Lease Maturity Profile

The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.

Lease Maturity Schedule (as a Percentage of NRA)

(at December 31, 2015)

The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2015, plus available space, for each of the calendar years ending December 31, 2015 to December 31, 2025, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 5 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases	Percentage of Properties NRA	Annualized Base Rent(1)	Percentage of Properties Annualized Rent	Annualized Rent per Leased Square Foot Expiring(2)	Annualized Base Rent (including Rate Abatement)	Annualized Rent per Leased Square Foot Expiring (Including Rate Abatement)
Vacant and Contracted(3)	3	170,191	5.2%	—	0.0%	—	—	—
Expired December 31, 2015	3	240,074	7.4%	4,136,289	6.9%	17.23	4,136,289	17.23
2016	29	192,902	5.9%	4,191,846	7.0%	21.73	4,191,846	21.73
2017	33	383,568	11.8%	7,276,950	12.2%	18.97	7,276,950	18.97
2018	36	421,968	13.0%	7,823,385	13.1%	18.54	7,719,033	18.29
2019	32	321,084	9.9%	6,812,698	11.4%	21.22	6,757,248	21.05
2020	14	86,355	2.7%	1,771,583	3.0%	20.52	1,595,105	18.47
2021	10	342,438	10.5%	5,972,755	10.0%	17.44	5,691,523	16.62
2022	9	155,461	4.8%	2,761,962	4.6%	17.77	2,129,548	13.70
2023	2	199,979	6.1%	4,615,731	7.7%	23.08	4,615,731	23.08
2024	5	80,791	2.5%	1,824,813	3.1%	22.59	1,623,618	20.10
2025	2	10,046	0.3%	141,143	0.2%	14.05	141,143	14.05
Thereafter	3	652,292	20.0%	12,406,740	20.8%	19.02	9,066,517	13.90

Total	181	3,257,149	100.0%	$59,735,895	100.0%	$19.35	$54,944,551	$17.80

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2015, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects actual rental rate for the month ended December 31, 2015, divided by the square feet under lease as of December 31, 2015.
(3)	12,221 square feet of contracted NRA related to three tenants collectively at Central Fairwinds and Logan Tower.

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

	High	Low	Last	Distributions
2014
Second quarter (1)(2)	$12.95	$11.91	$12.68	$0.183
Third quarter	$13.61	$12.34	$13.58	$0.235
Fourth quarter	$13.49	$12.50	$12.80	$0.235

2015
First quarter	$12.98	$12.28	$12.73	$0.235
Second quarter	$13.44	$12.37	$12.40	$0.235
Third quarter	$12.76	$10.35	$11.36	$0.235
Fourth quarter	$12.22	$11.01	$12.18	$0.235

(1)	Information is provided only for the period from April 15, 2014 to June 30, 2014, as shares of our common stock did not begin trading publicly until April 15, 2014.
(2)	On May 12, 2014, we declared a dividend distribution to common stockholders of record and our Operating Partnership declared a distribution to holders of record of common units, in each case as of July 3, 2014, totaling $2.1 million, or $0.183 per share of common stock and common unit. This dividend distribution consisted of a pro rata dividend for the period from the consummation of our initial public offering on April 21, 2014 to June 30, 2014. The dividend distribution was paid on July 17, 2014.

On March 1, 2016, the closing sale price of our common stock on the NYSE was $12.38. AST is the transfer agent and registrar for our common stock. On March 1, 2016, we had 21 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. See “Distribution Policy.”

Stock Performance Graph

The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders during the period April 21, 2014, the date our common stock began trading on the NYSE, through December 31, 2015, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on April 21, 2014. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

Unregistered Sales of Equity Securities

There has been no material change in our planned use of proceeds from our public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited historical consolidated and combined financial statements as of December 31, 2015 and 2014 and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

The following table sets forth summary financial and operating data on a consolidated combined and historical basis for our Company.

We had no business operations prior to completion of our initial public offering and the related Formation Transactions. As a result, the historical combined balance sheet data as of December 31, 2013 reflects the financial condition of the Predecessor and the consolidated balance sheet data as of December 31, 2015 and December 31, 2014 reflects our financial condition. The results of operations for the year ended December 31, 2014 reflect the historical operations of the Predecessor for the period from January 1, 2014 through April 20, 2014 and the historical results of operations of our Company for the periods from April 21, 2014 through December 31, 2014 and January 1, 2015 through December 31, 2015.

The Predecessor was not a legal entity, but rather a combination of certain real estate entities. The historical financial data of our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

The historical combined financial information as of and for the years ended December 31, 2015, 2014 and 2013 has been derived from our audited historical financial statements.

City Office REIT, Inc. and Predecessor

(In thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Statement of Operations Data
Revenue:
Rental income	$48,009	$33,236	$18,428
Expense reimbursement	5,808	2,869	1,316
Other	1,235	791	747

Total Revenues	$55,052	$36,896	$20,491

Operating Expenses:
Property operating expenses	20,420	14,332	8,466
Acquisition costs	2,959	2,133	1,479
Stock-based compensation	1,907	1,091	—
General and administrative	1,821	1,314	—
Base management fee	1,302	682	—
External advisor acquisition	492	—	—
Depreciation and amortization	21,624	14,729	7,775

Total Operating Expenses	50,525	34,281	17,720

Operating Income	4,527	2,615	2,771
Interest expense, net	(11,353)	(10,952)	(5,368)
Change in fair value of earn-out	(841)	(1,048)	—
Gain on acquisition	—	4,475	—
Canadian offering costs	—	—	(1,983)
Equity in income of unconsolidated entity	—	—	403

Net loss	(7,667)	(4,910)	(4,177)

Less:
Net (income)/income attributable to non-controlling interests in properties	(500)	(82)	44

Net income attributable to Predecessor	—	(1,973)
Net loss attributable to Predecessor	—		$(4,133)

Net loss attributable to Operating Partnership unitholders’ non-controlling interest	1,576	1,955

Net loss attributable to stockholders	$(6,591)	$(5,010)

Net loss per share	($0.53)	($0.59)
Cash dividends declared per share	($0.94)	($0.653)

Balance Sheet Data (as of end of period):
Real estate properties, net of accumulated depreciation	$354,880	$211,828	$100,127
Investments in unconsolidated entity	—	—	4,338
Total assets	443,600	301,506	142,990
Debt	344,671	189,940	109,916
Total liabilities	369,880	210,271	115,282
Stockholders’ and predecessor equity	65,845	80,111	26,624
Operating partnership unitholders’ non-controlling interests	8,550	11,878	—
Non-controlling interest in properties	(675)	(754)	1,084
Total equity	73,720	91,235	27,708
Other Data
Cash flows from/(to):
Operating activities	$14,163	$7,787	$7,230
Investing activities	(175,471)	(94,580)	(75,106)
Financing activities	134,584	114,527	71,897

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. and the City Office Predecessor (as defined in this section) for the periods ended December 31, 2015, December 31, 2014 and December 31, 2013.

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

On April 21, 2014, we closed the IPO, pursuant to which we sold 5,800,000 shares of common stock to the public at a public offering price of $12.50 per share. We raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $63.4 million after deducting approximately $5.1 million in underwriting discounts and approximately $4.0 million in other expenses relating to the IPO. On May 9, 2014, the underwriters of the IPO partially exercised their overallotment option with respect to an additional 782,150 shares of our common stock at the IPO price of $12.50 a share resulting in additional gross proceeds of approximately $9.8 million. The net proceeds to us were $9.1 million after deducting approximately $0.7 million in underwriting discounts. Our common stock began trading on the New York Stock Exchange under the symbol “CIO” on April 15, 2014.

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

On November 2, 2015, we and one of our newly-formed subsidiaries (“Buyer Sub”) entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of City Office Real Estate Management Inc., and two personal holding companies that owned stock of City Office Real Estate Management Inc., pursuant to which Buyer Sub has acquired all of the outstanding stock of City Office Real Estate Management Inc. The Internalization closed as of February 1, 2016. Pursuant to the Stock Purchase Agreement, on February 1, 2016 we issued 297,321 shares of our common stock to the sellers, which included our three executive officers and Samuel Belzberg, a member of our Board of Directors. In addition, we expect to make cash payments to the sellers of up to $3.5 million pursuant to the Stock Purchase Agreement if our fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon achieving a $200 million fully diluted market capitalization, an additional $1 million upon achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon achieving a $250 million fully diluted market capitalization (in each case, including in the calculation of fully diluted market capitalization the value of common units held by parties other than us at a value per unit equal to the market price of our common stock). Pursuant to the terms of the Stock Purchase Agreement, the $1 million payment was triggered by the Company achieving a $200 million fully diluted market capitalization based on its closing stock price on March 1, 2016. The Company expects this cash payment will be made to the sellers in March 2016.

Effective upon closing of the Internalization, each of James Farrar, our Chief Executive Officer, Gregory Tylee, our President and Chief Operating Officer and Anthony Maretic, our Chief Financial Officer, Secretary and Treasurer, entered into an employment agreement with one of our subsidiaries and have become our employees. Additionally, all other current employees of City Office Real Estate Management Inc. as of February 1, 2016 were hired by the Company.

In connection with the closing of Internalization, one of our subsidiaries entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with entities that manage real estate investment funds affiliated with Second City Capital II Corporation and Second City Real Estate II Corporation (the “Second City funds”). James Farrar, Gregory Tylee and one of our directors, Samuel Belzberg, are officers of the general partners of the Second City funds and own equity interests in the Second City funds. The Administrative Services Agreement has a three year term. Pursuant to the Administrative Services Agreement, one of our subsidiaries provides various administrative services and support to the entities managing the Second City funds. This subsidiary receives annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.125 million and third 12 months—$0.625 million, for a total of $3.25 million over the three-year term. In addition, following the expiration of the three year term of the Administrative Services Agreement, we expect to make Messrs. Farrar and Tylee available to assist the Second City funds with respect to certain matters.

We have elected to be taxed and to intend to continue to operate in a manner that will allow us to continue to qualify as a REIT commencing with our taxable year ended December 31, 2014. So long as we qualify as a REIT, we will be permitted to deduct distributions paid to our stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the company level. REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.

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

For additional information regarding our indebtedness, please refer to “Liquidity and Capital Resources” below.

Revenue Base

Upon completion of the IPO and the related Formation Transactions, we owned six office complexes comprised of 16 office buildings with a total of approximately 1.85 million square feet of NRA. As of December 31, 2015, we owned 14 properties totaling 3.3 million square feet which were approximately 94.8% leased.

Office Leases

Historically, most leases for our initial properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Corporate Parkway property and the Lake Vista Pointe property have net leases. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our other leases are full-service gross leases.

Factors That May Influence Our Operating Results and Financial Condition

Business and Strategy

We focus on owning and acquiring office properties in our target markets. Our target markets generally possess what we believe are favorable economic growth trends, growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, are generally low-cost centers for business operations, and exhibit favorable occupancy trends. We utilize our market-specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2015, our properties were approximately 94.8% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for the portfolio of our properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.

Conditions in Our Markets

The economy in the United States is continuing to experience a period of moderate economic growth, with declining unemployment from recent high levels, which directly affects the demand for office space, our primary income producing asset. The broad economic market conditions in the United States are affected by numerous factors, including but not limited to, inflation and employment levels, energy prices, slow economic growth and/or recessionary concerns, uncertainty about government fiscal and tax policy, changes in currency exchange rates, geopolitical events, the regulatory environment, the availability of credit and interest rates. Performance in commercial office real estate is generally predicated on a sustained pattern of office-using job growth, and as a result of only modest growth, it has trailed the general economy. We believe office-using job growth has occurred at a moderate pace over the past several years. Continued economic recovery, or the lack thereof, could impact our tenants’ businesses. For example, tenants may be reluctant to make long-term lease commitments and many are focused on using less space per employee.

In addition, the United States Federal Reserve has recently decided to raise interest rates and has indicated that it may continue to raise rates quarterly. The current and possible future rise in interest rates will result in increased borrowing costs to us. However, we could also benefit from any further improved economic fundamentals, increasing levels of employment and negative interest rates. We believe that the economy is in the early stages of a cyclically-slower but prolonged broad-based upswing. Due to the uncertainty surrounding the continued growth of the economy, we continue to follow a disciplined approach to allocating our capital and managing our operations. Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

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

Use of Estimates

We have made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these combined financial statements in conformity with GAAP. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation of the earn-out liability on the Central Fairwinds property and derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

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

Impairment of Real Estate Properties

Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. We review our real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. We measure and record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases in which we do not expect to recover our carrying costs on properties held for use, we reduce our carrying costs to fair value. We do not believe that the values of our properties are impaired as of December 31, 2015.

Derivative Instruments and Hedging Activities

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We have not elected to designate any instruments as a hedge under Accounting Standard Codification (“ASC”) 815-10.

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

Mortgage Loans Payable

We determine the fair value of City Office’s and the City Office Predecessor’s fixed rate debt based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, we have determined that the fair value of these instruments was $285.9 million and $192.5 million as of December 31, 2015 and December 31, 2014, respectively. Loans with variable rate interest are excluded from the amount noted as the carrying value approximates the fair value. Although we have determined that the majority of the inputs used to value fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2015 and December 31, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of the City Office Predecessor’s fixed rate debt and determined that the credit valuation adjustments are not significant to the overall valuation of the City Office Predecessor’s fixed rate debt. Accordingly, mortgage loans payable have been classified as Level 2 fair value measurements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We do not anticipate any impact of adopting this new accounting standard on our financial statements.

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

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company will adopt ASU 2015-3 on January 1, 2016, and it is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that acquiring entities in a business combination recognize adjustments to provisional amounts identified in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. Adjustments related to previous reporting periods must be disclosed by income statement line item, either on the face of the income statement or in the notes, in the period for which the adjustment was identified. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect ASU 2015-16 to have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging grown company (“EGC”) can take advantage of the extended transition period provided in Section 7(a)(2)(b) of the Securities Act, for complying with new or revised financial accounting standards. An EGC can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

The year ended December 31, 2015 includes our consolidated results whereas the comparable period in 2014 are the combined results which includes the City Office Predecessor from January 1, 2014 until April 20, 2014 and our results from April 21, 2014 through December 31, 2014 and accordingly may not be directly comparable due to the impact of the IPO and the Formation Transactions on April 21, 2014 and the absence of any public company and related costs prior to that time. In the discussion below, we have highlighted the impact of the IPO and Formation Transactions where applicable.

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $18.2 million, or 49%, to $55.1 million for the year ended December 31, 2015 compared to $36.9 million in the corresponding period in 2014. Revenue in 2015 increased by $2.0 million from the acquisition of the Plaza 25 property in June 2014, $2.0 million from the acquisition of the Lake Vista Pointe property in July 2014 and $2.6 million from the acquisition of Florida Research Park in November 2014, $1.4 million from the acquisition of Logan Tower in February 2015, $1.9 million from the acquisition of Superior Pointe in June 2015, $2.2 million from the acquisition of DTC Crossroads in June 2015, $2.6 million from the acquisition of 190 Office Center in September 2015 and $1.7 million from the acquisition of Intellicenter in September 2015. City Center and Central Fairwinds increased total revenues by $1.0 million, and $0.4 million, respectively due to the increased occupancy at the property over the prior year period. AmberGlen rental revenues increased by $0.4 million over the prior year due to a combination of increased occupancy and increased operating expense recoveries. Corporate Parkway, Washington Group Plaza and Cherry Creek revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income, income from a ground lease and lease termination income. Total rental income increased $14.8 million, or 44%, to $48.0 million for the year ended December 31, 2015 compared to $33.2 million for the year ended December 31, 2014. The increase in rental income was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Lake Pointe Vista, Florida Research Park, Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $1.6 million, $1.3 million, $2.2 million, $1.2 million, $1.1 million, $2.1 million, $2.3 million and $1.6 million in rental income, respectively to the 2015 period rental income. City Center, Central Fairwinds and AmberGlen increased total rental income by $0.7 million, $0.4 million and $0.3 million due to the increased occupancy at the property over the prior year period.

Expense Reimbursement. Total expense reimbursement increased $2.9 million, or 102%, to $5.8 million for the year ended December 31, 2015 compared to $2.9 million for the same period in 2014, primarily due to the acquisitions described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.4 million, or 56%, to $1.2 million for the year ended December 31, 2015 compared to $0.8 million for the same period in 2014. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower and DTC Crossroads with the largest contribution from City Center parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $16.2 million, or 47%, to $50.5 million for the year ended December 31, 2015, from $34.3 million for the same period in 2014, primarily due to the acquisitions described above. Total operating expenses increased by $1.7 million, $1.4 million, $1.2 million, $1.5 million, $2.1 million, $2.0 million, $2.8 million and $1.6 million, respectively, from the acquisition of the Plaza 25 property in June 2014, the acquisition of the Lake Vista Pointe property in July 2014, the acquisition of Florida Research Park property in November 2014, the acquisition of the Logan Tower property in February 2015, the Superior Pointe acquisition in June 2015, the DTC Crossroads acquisition in June 2015, the 190 Office Center acquisition in September 2015 and Intellicenter acquisition in September 2015. AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza and Cherry Creek operating expenses were relatively unchanged in comparison to the prior year. The year ended December 31, 2015 also includes $0.5 million of costs related to the acquisition of the external advisor. The remaining increase relates to acquisition costs, stock-based compensation, base management fees and general and administrative expenses following the closing of the IPO and Formation Transactions on April 21, 2014.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $6.1 million, or 42%, to $20.4 million for the year ended December 31, 2015 from $14.3 million for the same period in 2014. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Plaza 25, Florida Research Park, Lake Vista Pointe, Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $1.0 million, $0.7 million, $0.4 million, $0.6 million, $0.9 million, $1.0 million, $1.0 million and $0.5 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs increased $0.8 million, or 39%, to $2.9 million for the year ended December 31, 2015 compared to $2.1 million for the prior year. The acquisition costs in the 2015 period are related to the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter acquisitions whereas in the prior year period, the acquisition costs were primarily related to Cherry Creek, Plaza 25, Lake Vista Pointe and Florida Research Park.

Base Management Fee. Base Management Fee increased $0.6 million or 91%, to $1.3 million for the year ended December 31, 2015 compared to $0.7 million for the prior year representing the fee paid to our Advisor. No management fees were payable by the Predecessor for the 2014 period prior to the IPO and the Formation Transactions in April 2014.

Stock-Based Compensation. Stock-based compensation increased $0.8 million or 75% to $1.9 million for the year ended December 31, 2015 compared to $1.1 million for the year ended December 31, 2014 representing the amortization of the management equity grants issued as part of the Formation Transactions, upon completion of the IPO on April 21, 2014 and subsequent grants issued by the compensation committee to members of management and the board.

General and Administrative. General and administrative expenses increased $0.5 million or 39% to $1.8 million for the year ended December 31, 2015 compared to $1.3 million for the prior year representing public company costs following completion of the IPO. The Predecessor did not have any general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased $6.9 million, or 47%, to $21.6 million for the year ended December 31, 2015 compared to $14.7 million for the same period in 2014, primarily due to the addition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower, Superior Pointe, 190 Office Center and Intellicenter properties.

Other Expense (Income)

Interest Expense, Net. Interest expense, net is comprised of interest expense, amortization of deferred financing fees and the loss on early extinguishment of certain debts in the prior year. Interest expense, net increased $0.4 million, or 4%, to $11.4 million for the year ended December 31, 2015, compared to $11.0 million for the prior year. Interest expense increased by $2.8 million over the prior year primarily as a result of new debt associated with the acquisitions described above. Amortization of deferred financing fees decreased by $0.7 million over the prior year. The decrease was composed of the accelerated amortization on the Cherry Creek bridge loan incurred by the City Office Predecessor in the prior year of $0.9 million and an offsetting increase of $0.2 million primarily as a result of new debt associated with the acquisitions in the period. A loss on the early extinguishment of certain debts was incurred in the prior year of $1.7 million due to the refinancing of certain property level debts upon completion of the IPO and Formation Transactions.

Change in Fair Value of Earn-Out. The estimated fair value of the earn-out liability decreased from $8.0 million at December 31, 2014 to $5.7 million at December 31, 2015 primarily due to a $3.2 million payment in August 2015, satisfied through the issuance of common stock, partially offset by an increase in the fair value of the remaining liability during the year ended December 31, 2015 of approximately $0.9 million.

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property, the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”) for up to a five year period commencing on the initial IPO date of April 21, 2014. Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant.

During the year ended December 31, 2015, the 70% and 80% earn-out occupancy and net operating income thresholds were met. This triggered a payment of approximately $3.2 million which was made on August 6, 2015 and a second payment of approximately $3.8 million which we expect will be made subsequent to year-end in March 2016.

Gain on Equity Investment. Gain on equity investment is related to the purchase in January 2014 of the remaining 57.7% of Cherry Creek property that the Predecessor did not already own. As a result of this transaction, a gain of $4.5 million was recorded in the 2014 period.

Cash Flows

Comparison of Period Ended December 31, 2015 to Period Ended December 31, 2014

Cash and cash equivalents were $8.1 million and $34.9 million as of December 31, 2015 and December 31, 2014, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $6.4 million to $14.2 million for the year ended December 31, 2015 compared to $7.8 million for the same period in 2014. The increase was primarily attributable to an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash used in investing activities increased by $80.9 million to $175.5 million for the year ended December 31, 2015 compared to $94.6 million for the same period in 2014. The net cash used in investing activities in the 2015 period was used to acquire the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties and enhance capital assets.

Cash flow from financing activities. Net cash from financing activities increased by $20.1 million to $134.6 million for the year ended December 31, 2015 compared to a $114.5 million for the same period in 2014. Cash flow from financing activities increased primarily due to the Plaza 25, 190 Office Center and Intellicenter mortgage loan and borrowings from the Secured Credit Facility.

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

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $8.1 million of cash and cash equivalents and $15.2 million of restricted cash as of December 31, 2015. In addition, we had drawn $50 million from the Revolving Credit Facility which has an authorized borrowing capacity of $75 million.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and borrowings under our Secured Credit Facility and Term Loan.

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

While there are signs that slow and steady economic growth will continue to persist in the United States, uncertainty continues to dominate credit and capital markets. We believe that the general business environment may continue to be challenging for the rest of 2016. Our growth outlook and strategy are dependent, in part, on the strength of financial markets, the impact of fiscal and monetary policy actions by the United States and other countries and liquidity in the financial system. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us. Depending on market developments and movements, we may seek to re-align our strategy and portfolio.

Consolidated Indebtedness as of December 31, 2015

As of December 31, 2015, we had approximately $344.7 million of outstanding consolidated indebtedness, 81.4% of which is fixed rate debt. The following table sets forth information as of December 31, 2015 with respect to our outstanding indebtedness (in thousands).

Debt	December 31, 2015	Interest Rate as of December 31, 2015		Maturity Date
Term Loan (1)	$14,000	LIBOR+6.00	%(2)	September 2016
Revolving Credit Facility (3)	50,000	LIBOR +2.75	%(2)	June 2018
Washington Group Plaza (4)	33,669	3.85		July 2018
AmberGlen Mortgage Loan (5)	24,729	4.38		May 2019
Midland Life Insurance (6)	95,000	4.34		May 2021
Lake Vista Pointe (4)	18,460	4.28		August 2024
Florida Research Park (4)(7)	17,000	4.44		December 2024
Plaza 25 (4)(8)	17,000	4.10		July 2025
190 Office Center (8)	41,250	4.79		October 2025
Intellicenter (8)	33,563	4.65		October 2025

Total	$344,671

(1)	The Company is required to maintain a maximum total leverage ratio of 65%, a minimum liquidity of $3 million and a debt service coverage ratio of no less than 1.60x.
(2)	As of December 31, 2015, the one month LIBOR rate was 0.40%
(3)	At December 31, 2015 the Revolving Credit Facility had $75 million authorized and $50 million drawn. In addition, the Revolving Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Revolving Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and DTC Crossroads. On July 14, 2015, the Company entered into an Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.
(4)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(5)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(6)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(7)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(8)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x and 1.20x respectively for each of Plaza 25, 190 Office Center and Intellicenter.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2015, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2016	2017-2018	2019-2020	More than 5 years
Principal payments on mortgage loans	$344,671	$16,034	$88,197	$30,546	$209,894
Interest payments	86,466	14,526	26,157	19,646	26,137
Tenant-related commitments	7,905	6,705	200	1,000	—

Total	$439,042	$37,265	$114,554	$51,192	$236,031

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

We believe that we are less susceptible to the negative economic effects that inflation may have on our industry than many of our competitors because 81.4% of our outstanding consolidated indebtedness had a fixed contractual interest rate at December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2015, our Company did not have any outstanding derivatives.

As of December 31, 2015, approximately $280.7 million, or 81.4%, of our debt had fixed interest rates and approximately $64.0 million, or 18.6%, had variable interest rates. The variable rate indebtedness relates to borrowings under the Secured Credit Facility and the Term Loan.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of December 31, 2015, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.6 million annually. If LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $0.6 million annually.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated and combined financial statements and supplementary data required by this Item  8 are included as a separate section of this Annual Report on Form 10-K commencing on page 56 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2015, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2016 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of City Office REIT, Inc.

We have audited the accompanying consolidated balance sheets of City Office REIT, Inc., as described in note 1, as of December 31, 2015 and 2014 and the related consolidated and combined statements of operations, changes in equity and cash flows for each of the years in the three year period ended December 31, 2015. In connection with our audits of the consolidated and combined financial statements, we also have audited the financial statement Schedule III for the year ended December 31, 2015. These consolidated and combined financial statements and financial statement Schedule III are the responsibility of City Office REIT, Inc. management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of City Office REIT, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015, in conformity with US generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada

March 2, 2016

City Office REIT, Inc. and Predecessor

Consolidated Balance Sheets (Note 1)

(In thousands, except par value and share data)

	December 31,
	2015	2014
Assets
Real estate properties, cost
Land	$90,205	$66,204
Building and improvement	256,317	132,964
Tenant improvement	35,069	27,773
Furniture, fixtures and equipment	198	198

	381,789	227,139
Accumulated depreciation	(26,909)	(15,311)

	354,880	211,828

Cash and cash equivalents	8,138	34,862
Restricted cash	15,176	11,093
Rents receivable, net	14,382	7,981
Deferred financing costs, net of accumulated amortization	3,393	2,901
Deferred leasing costs, net of accumulated amortization	5,074	2,618
Acquired lease intangibles assets, net	40,990	29,391
Prepaid expenses and other assets	1,567	832

Total Assets	$443,600	$301,506

Liabilities and Equity
Liabilities:
Debt	$344,671	$189,940
Accounts payable and accrued liabilities	8,745	4,080
Deferred rent	2,653	2,212
Tenant rent deposits	2,178	1,862
Acquired lease intangibles liability, net	2,292	606
Dividend distributions payable	3,663	3,571
Earn-out liability	5,678	8,000

Total Liabilities	369,880	210,271

Commitments and Contingencies (Note 10)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,517,777 and 12,279,110 shares issued and outstanding	125	123
Additional paid-in capital	95,318	91,308
Accumulated deficit	(29,598)	(11,320)

Total Stockholders’ Equity	65,845	80,111
Operating Partnership unitholders’ non-controlling interests	8,550	11,878
Non-controlling interests in properties	(675)	(754)

Total Equity	73,720	91,235

Total Liabilities and Equity	$443,600	$301,506

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Operations (Note 1)

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$48,009	$33,236	$18,428
Expense reimbursement	5,808	2,869	1,316
Other	1,235	791	747

Total Revenues	55,052	36,896	20,491

Operating Expenses:
Property operating expenses	20,420	14,332	8,466
Acquisition costs	2,959	2,133	1,479
Stock-based compensation	1,907	1,091	—
General and administrative	1,821	1,314	—
Base management fee	1,302	682	—
External advisor acquisition	492	—	—
Depreciation and amortization	21,624	14,729	7,775

Total Operating Expenses	50,525	34,281	17,720

Operating Income	4,527	2,615	2,771
Interest Expense:
Contractual interest expense	(10,607)	(7,854)	(5,050)
Amortization of deferred financing costs	(746)	(1,443)	(318)
Loss on early extinguishment of Predecessor debt	—	(1,655)	—

	(11,353)	(10,952)	(5,368)
Change in fair value of earn-out	(841)	(1,048)	—
Gain on equity investment	—	4,475	—
Canadian offering costs	—	—	(1,983)
Equity in income of unconsolidated entity	—	—	403

Net Loss	(7,667)	(4,910)	(4,177)
Less:
Net (income)/loss attributable to non-controlling interests in properties	(500)	(82)	44

Net income attributable to Predecessor	—	(1,973)
Net loss attributable to Predecessor	—	—	(4,133)

Net loss attributable to Operating Partnership unitholders’ non-controlling interests	1,576	1,955

Net loss attributable to stockholders	$(6,591)	$(5,010)

Net loss per share:
Basic and diluted	$(0.53)	$(0.59)

Weighted average common shares outstanding:
Basic and diluted	12,409	8,476

Dividend distributions declared per common share and unit	$0.940	$0.653

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Changes in Equity (Note 1)

(In thousands)

	Number of common shares	Common stock	Additional paid-in capital	Accumulated deficit	Predecessor equity	Total stockholders’ and Predecessor equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Predecessor
Balance—January 1, 2013	—	$—	$—	$—	$6,149	$6,149	$—	$(140)	6,009
Contributions	—	—	—	—	26,107	26,107	—	1,365	27,472
Distributions	—	—	—	—	(1,499)	(1,499)	—	(97)	(1,596)
Net income/(loss)	—	—	—	—	(4,133)	(4,133)	—	(44)	(4,177)

Balance—December 31, 2013	—	—	—	—	26,624	26,624	—	1,084	27,708
Contributions	—	—	—	—	3,844	3,844	—	62	3,906
Distributions	—	—	—	—	(1,347)	(1,347)	—	(153)	(1,500)
Net income/(loss)	—	—	—	—	1,973	1,973	—	(29)	1,944

Balance—April 20, 2014	—	—	—	—	31,094	31,094	—	964	32,058
City Office REIT, Inc.
Net proceeds from sale of common shares	6,582	66	72,405	—	—	72,471	—	—	72,471
Formation Transaction	1,611	16	(27,568)	—	(31,094)	(58,646)	17,684	(1,658)	(42,620)
Net proceeds from secondary public offering	4,086	41	45,380	—	—	45,421	(1,806)	—	43,615
Restricted stock award grants	—	—	1,091	—	—	1,091	—	—	1,091
Dividend distributions declared	—	—	—	(6,310)	—	(6,310)	(2,045)	—	(8,355)
Distributions	—	—	—	—	—	—	—	(171)	(171)
Net loss	—	—	—	(5,010)	—	(5,010)	(1,955)	111	(6,854)

Balance—December 31, 2014	12,279	$123	$91,308	$(11,320)	$—	$80,111	$11,878	$(754)	$91,235
Conversion of OP units to shares	12	—	47	—	—	47	(47)	—	—
Restricted stock award grants	137	1	1,906	—	—	1,907	—	—	1,907
Earn out payment in shares	90	1	2,057	—	—	2,058	1,105	—	3,163
Dividend distributions declared	—	—	—	(11,687)	—	(11,687)	(2,810)	—	(14,497)
Distributions	—	—	—	—	—	—	—	(421)	(421)
Net loss	—	—	—	(6,591)	—	(6,591)	(1,576)	500	(7,667)

Balance—December 31, 2015	12,518	$125	$95,318	$(29,598)	$—	$65,845	$8,550	$(675)	$73,720

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Cash Flows (Note 1)

(In thousands)

	Years ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(7,667)	$(4,910)	$(4,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,624	14,729	7,775
Amortization of deferred financing costs	746	1,443	318
Amortization of above/below market leases	349	541	521
Increase in straight-line rent	(1,895)	(1,315)	(2,330)
Non-cash stock compensation	1,907	1,091	—
Change in fair value of earn-out	841	1,048	—
Loss on early extinguishment of debt	—	885	—
Gain on equity investment	—	(4,475)	—
Equity in income of unconsolidated entity	—	—	(403)
Other professional fees	—	—	160
Canadian offering costs	—	—	1,983
Changes in non-cash working capital:
Rents receivable, net	(4,506)	(1,986)	(75)
Prepaid expenses and other assets	(648)	(399)	425
Accounts payable and accrued liabilities	2,988	(88)	1,170
Deferred rent	440	723	1,235
Tenant rent deposits	(16)	500	628

Net Cash Provided By Operating Activities	14,163	7,787	7,230

Cash Flows to Investing Activities:
Additions to real estate properties	(5,466)	(4,156)	(3,895)
Acquisition of real estate, net of cash assumed	(166,788)	(89,565)	(71,314)
Distribution from unconsolidated entity	—	—	948
Deferred leasing cost	(3,217)	(859)	(845)

Net Cash Used In Investing Activities	(175,471)	(94,580)	(75,106)

Cash Flows from Financing Activities:
Net proceeds from issuance of common shares	—	72,471	—
Formation transactions	—	(35,245)	—
Net proceeds from secondary public offering	—	49,671	—
Redemption of common stock and common units held by Operating Partnership non-controlling interests	—	(6,056)	—
Debt issuance and extinguishment costs	(1,239)	(4,063)	(769)
Proceeds from mortgage loans payable	105,813	205,860	57,777
Proceeds of revolving credit facility	50,000	15,500	—
Repayment of mortgage loans payable	(1,082)	(161,837)	(1,118)
Repayment of revolving credit facility	—	(15,500)	—
Contributions from partners and members	—	3,844	22,008
Contributions from non-controlling interests in properties	—	62	1,365
Distributions to partners and members	—	(1,347)	(1,499)
Distributions to non-controlling interests in properties	(421)	(324)	(97)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(14,404)	(4,784)	—
Change in restricted cash	(4,083)	(3,725)	(5,770)

Net Cash Provided By Financing Activities	134,584	114,527	71,897

Net Increase (Decrease) in Cash and Cash Equivalents	(26,724)	27,734	4,021
Cash and Cash Equivalents, Beginning of Year	34,862	7,128	3,107

Cash and Cash Equivalents, End of Year	$8,138	$34,862	$7,128

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,030	$7,826	$4,813

Earn-out payment in shares	$3,163	$—	$—

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

The Company has elected to be taxed and to continue to operate in a manner that will allow it to continue to qualify as a real estate investment trust (“REIT”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

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

The following is a summary of the Predecessor Statements of Operations for the period from January 1, 2014 through April 20, 2014, and the Company’s Statement of Operations for the period from April 21, 2014 through December 31, 2014. These amounts are included in the consolidated and combined statement of operations herein for the year ended December 31, 2014. All balances as of December 31, 2013 are those of the Predecessor.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include allocation of the purchase price of acquired real estate properties among tangible and intangible assets, determination of the useful life of real estate properties and other long lived assets and the valuation of the earn-out liability on the Central Fairwinds property. Such estimates are based on management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from management’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash and short-term investments with a maturity date of less than three months when acquired.

Restricted Cash

Restricted cash consists of cash held in escrow by lenders pursuant to certain lender agreements.

Rent Receivable, Net

The Company continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2015 and 2014, the Company’s allowance for doubtful accounts was not significant.

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

Investment in Unconsolidated Entity

The Company accounts for its investment in the unconsolidated entity using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under Accounting Standards Updates (“ASC”) Topic 810 Consolidation. Under the equity method, the Company increases its investment balance by recording its proportionate share of net income and contributions and decreases its investment balance by recording its proportionate share of net loss and distributions.

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

Income Taxes

The Company has elected to be taxed and to continue to operate in a manner that will allow it to continue to qualify as a REIT. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of the REIT taxable income (computed without regard to the dividends paid deduction and net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years.

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

Non-controlling Interests

The Company follows the provisions pertaining to non-controlling interests of ASC Topic 810. A non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Among other matters, the non-controlling interest standards require that non-controlling interests be reported as part of equity in the consolidated balance sheet (separately from the controlling interest’s equity).

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

As of December 31, 2015 and 2014, the Company held an 80.3% and 80.8% interest, respectively, in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Equity-Based Compensation

The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation—Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting periods.

Earnings per Share

The Company calculates net income per share based upon the weighted average shares outstanding from January 1 to December 31, 2015 and for the period beginning April 21—December 1, 2014 for the prior year. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 3,070,405 and 2,915,709 potentially dilutive shares outstanding related to the issuance of common units held by non-controlling interests during the year ended December 31, 2015 and 2014 respectively; however, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. As a result, the number of diluted outstanding shares was equal to the number of basic outstanding shares.

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. The Company has not elected to designate any instruments as a hedge.

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

Accumulated amortization of deferred leasing costs as of December 31, 2015 and 2014 was $2,257,551 and $1,496,605, respectively.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. We do not expect any impact of adopting this new accounting standard on our financial statements.

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

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company will adopt ASU 2015-3 on January 1, 2016, and it is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that acquiring entities in a business combination recognize adjustments to provisional amounts identified in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. Adjustments related to previous reporting periods must be disclosed by income statement line item, either on the face of the income statement or in the notes, in the period for which the adjustment was identified. ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect ASU 2015-16 to have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

3. Rents Receivable, Net

The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2015	December 31, 2014
Billed receivables	$588	$585
Straight-line receivables	13,794	7,396

Total rents receivable	$14,382	$7,981

Substantially all of these assets have been pledged as collateral for mortgage loans payable (see Note 7).

4. Real Estate Investments

Acquisitions

During the years ended December 31, 2015, 2014 and 2013 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Corporate Parkway	May 2013	100%
Washington Group Plaza	June 2013	100	%(1)
Cherry Creek	January 2014	100%
Plaza 25	June 2014	100%
Lake Vista Pointe	July 2014	100%
Florida Research Park	Nov 2014	100%
Logan Tower	Feb 2015	100%
Superior Pointe	June 2015	100%
DTC Crossroads	June 2015	100%
190 Office Center	Sept 2015	100%
Intellicenter	Sept 2015	100%

(1)	At acquisition of Washington Group Plaza in June 2013, the Company held a 90% interest in each of the properties. Upon the IPO and Formation Transactions, the Company increased its ownership share in the Washington Group Plaza property to 100%.

The above acquisitions have been accounted for as business combinations.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2015 (in thousands):

	Logan Tower	Superior Pointe	DTC Crossroads	190 Office Center	Intellicenter	Total December 31, 2015
Land	$1,306	$3,153	$7,137	$7,162	$5,244	$24,002
Buildings and improvements	7,844	19,250	22,545	39,367	31,359	120,365
Tenant improvements	353	584	638	323	2,919	4,817
Acquired intangible assets	1,274	2,866	4,152	5,673	7,742	21,707
Prepaid expenses and other assets	—	24	—	64	—	88
Accounts payable and other liabilities	(48)	(316)	(605)	(720)	(321)	(2,010)
Lease intangible liabilities	(306)	(53)	(353)	(805)	(664)	(2,181)

Total Consideration	$10,423	$25,508	$33,514	$51,064	$46,279	$166,788

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

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2014 (in thousands):

	Cherry Creek	Plaza 25	Lake Vista Pointe	Florida Research Park	Total December 31, 2014
Land	$25,745	$1,764	$4,115	$4,415	$36,039
Buildings and improvements	15,771	18,487	17,562	16,376	68,196
Tenant improvements	4,372	2,076	3,038	1,399	10,885
Acquired intangible assets	12,009	2,924	3,685	4,309	22,927
Prepaid expenses and other assets	—	2	30	104	136
Accounts payable and other liabilities	(815)	(641)	(1,733)	(41)	(3,230)
Lease intangible liabilities	(249)	(328)	—	—	(577)

Total Consideration	$56,833	$24,284	$26,697	$26,562	$134,376

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

The operating results of the acquired properties, during the years ended December 31, 2015, 2014 and 2013, since the date of acquisition have been included in the Company’s consolidated and combined financial statements. The following table represents the results of the properties’ operations since the date of acquisition on a stand-alone basis (in thousands).

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Operating revenues	$10,047	$11,282	$7,155
Operating expenses	(9,957)	(10,007)	(7,570)
Interest	(1,192)	(3,987)	(1,754)

	$(1,102)	$(2,712)	$(2,169)

The following table presents the unaudited revenues and income from continuing operations for Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter on a pro forma basis as if the Company had completed the acquisition of the properties as of January 1, 2014 (in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014
Total revenues as reported by City Office REIT, Inc. and Predecessor	$55,052	$36,896
Plus: Plaza 25	—	1,650
Lake Vista Pointe	—	1,967
Florida Research Park	—	2,352
Logan Tower	143	1,530
Superior Pointe	1,666	3,178
DTC Crossroads	1,904	3,554
190 Office Center	3,798	5,789
Intellicenter	3,196	4,210

Proforma total revenues	$65,759	$61,126

Total operating income as reported by the City Office REIT, Inc. and Predecessor	$4,527	$2,615
Property acquisition costs	2,959	(2,959)
Plus: Plaza 25	—	(67)
Lake Vista Pointe	—	397
Florida Research Park	—	(758)
Logan Tower	(13)	98
Superior Pointe	(86)	(270)
DTC Crossroads	(59)	(102)
190 Office Center	(233)	(537)
Intellicenter	930	847

Proforma operating income/(loss)	$8,025	$(736)

5. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of December 31, 2015 and 2014 were comprised as follows (in thousands):

December 31, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$5,616	44,478	17,530	67,624	(2,928)	(138)	(3,066)
Accumulated amortization	(2,830)	(17,641)	(6,163)	(26,634)	750	24	774

	$2,786	26,837	11,367	40,990	(2,178)	(114)	(2,292)

December 31, 2014	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$4,762	28,505	12,926	46,193	(746)	(138)	(884)
Accumulated Amortization	(1,985)	(11,159)	(3,658)	(16,802)	258	20	278

	$2,777	17,346	9,268	29,391	(488)	(118)	(606)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2016	11,195
2017	8,473
2018	5,469
2019	4,041
2020	3,218
Thereafter	6,302

$38,698

6. Debt

The following table summarizes the secured indebtedness as of December 31, 2015 and 2014 (in thousands):

Property	December 31, 2015	December 31, 2014	Interest Rate as of December 31, 2015		Maturity
Term Loan (1)	$14,000	$—	LIBOR+6.00	%(2)	September 2016
Revolving Credit Facility (3)	50,000	—	LIBOR +2.75	%(2)	June 2018
Washington Group Plaza (4)	33,669	34,322	3.85		July 2018
AmberGlen Mortgage Loan (5)	24,729	25,158	4.38		May 2019
Midland Life Insurance (6)	95,000	95,000	4.34		May 2021
Lake Vista Pointe (4)	18,460	18,460	4.28		August 2024
Florida Research Park (4)(7)	17,000	17,000	4.44		December 2024
Plaza 25 (4)(8)	17,000	—	4.10		July 2025
190 Office Center (8)	41,250	—	4.79		October 2025
Intellicenter (8)	33,563	—	4.65		October 2025

Total	$344,671	$189,940

All interest rates are fixed interest rates with the exception of the revolving credit facility (“Revolving Credit Facility”) and Term Loan (“Term Loan”) as explained in footnote 1 below.

(1)	The Company is required to maintain a maximum total leverage ratio of 65%, a minimum liquidity of $3 million and a debt service coverage ratio of no less than 1.60x.
(2)	As of December 31, 2015, the one month LIBOR rate was 0.40%
(3)	At December 31, 2015 the Revolving Credit Facility had $75 million authorized and $50 million drawn. In addition, the Revolving Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Revolving Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2015, the Revolving Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and DTC Crossroads. On July 14, 2015, the Company entered into an Amendment and Joinder to its Amended and Restated Credit Agreement which increased the authorized borrowing capacity under the Credit Agreement from $35 million to $75 million.
(4)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(5)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(6)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. Interest only until June 2016 then interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.

(7)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(8)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x respectively for each of Plaza 25, 190 Office Center and Intellicenter.

The scheduled principal repayments of mortgage payable as of December 31, 2015 are as follows (in thousands):

2016	$16,034
2017	3,036
2018	85,161
2019	26,629
2020	3,917
Thereafter	209,894

Total	$344,671

7. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of December 31, 2015 and 2014, the Company did not have any hedges or derivatives.

The fair value of the Central Fairwinds earn-out (note 10) was derived by making assumptions on the timing of the lease up of vacant space and the net effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 3,000 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the existing occupancy from 88% signed and committed at December 31, 2015 to 89% by July 2016 and stabilized at that level thereafter. The average net effective rent and incremental operating costs per square foot is assumed to be $14 and $4, respectively.

The estimated fair value of the earn-out liability decreased from $8.0 million at December 31, 2014 to $5.7 million at December 31, 2015 primarily due to a $3.2 million payment in August 2015, satisfied through the issuance of common stock, partially offset by an increase in the fair value of the remaining liability during the year ended December 31, 2015 of approximately $0.9 million.

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

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $285,900,000 and $192,500,000 as of December 31, 2015 and December 31, 2014, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

8. Related Party Transactions

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

Property Management Fees

Three of the properties (City Center, Central Fairwinds and AmberGlen) engaged related parties to perform asset and property management services for a fee ranging from 3.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these three properties totaled $0.5 million and $0.4 million for the year-ended December 31, 2015 and 2014, respectively.

Advisory and Transaction Fees

During the year ended December 31, 2015 and 2014, the Company incurred $3.0 million and $1.5 million, respectively, in advisory and transaction fees payable to the Advisor.

Earn-Out Payment

During the year ended December 31, 2015, a payment of approximately $3.2 million was made to Second City on August 6, 2015 and a second payment of approximately $3.8 million was earned and will be made subsequent to year-end in March 2016 under the Earn-Out provision described in Note 10.

9. Future Minimum Rent Schedule

Future minimum lease payments to be received as of December 31, 2015 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2016	$52,702
2017	51,421
2018	44,135
2019	38,224
2020	34,882
Thereafter	132,466

$353,830

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Fifteen state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 19.7% of the Company’s total future minimum lease payments as of December 31, 2015.

10. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property, the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”) for up to a five year period commencing on the initial IPO date of April 21, 2014. Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant (see note 8).

During the year ended December 31, 2015, the 70% and 80% earn-out occupancy and net operating income thresholds were met. This triggered a payment of approximately $3.2 million which was made on August 6, 2015 and a second payment of approximately $3.8 million which we expect will be made subsequent to year-end in March 2016.

The estimated fair value of the earn-out liability decreased from $8.0 million at December 31, 2014 to $5.7 million at December 31, 2015 primarily due to a $3.2 million payment in August 2015, satisfied through the issuance of common stock, partially offset by an increase in the fair value of the remaining liability during the year ended December 31, 2015 of approximately $0.9 million.

Tax Protection Agreements

In connection with our initial public offering and the related Formation Transactions, our Operating Partnership entered into tax protection agreements that provide that if we dispose of any interest in our initial properties in a taxable transaction prior to the fourth anniversary of the completion of our initial public offering, subject to certain exceptions, we will indemnify certain contributors of properties in our Formation Transactions for their tax liabilities attributable to the built-in gain that exists with respect to our properties as of the time of our initial public offering and their tax liabilities incurred as a result of such tax protection payment.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2015 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

Non-controlling Interests

Non-controlling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. As of December 31, 2015 and 2014, non-controlling interests consisted of 3,070,405 and 2,915,709 Operating Partnership units and represented approximately 19.7% and 19.2% of the Operating Partnership, respectively. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the later of the completion of the initial public offering or the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

The following table summarizes the non-controlling interests in properties as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
City Center	$(5)	$32
Central Fairwinds	484	422
AmberGlen	(1,154)	(1,208)

	$(675)	$(754)

Common Stock and Common Unit Distributions

During the year ended December 31, 2015, the Company declared aggregate cash distributions to common stockholders and common unitholders of $14.5 million. The Company paid aggregate cash distributions of $10.8 million for the year-ended December 31, 2015 and $3.7 million was payable as of December 31, 2015.

During the year ended December 31, 2015, the Company declared the following distributions per share and unit:

Period	Distribution per Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2015 – March 31, 2015	$0.235	March 19,2015	April 3, 2015	April 17, 2015
April 1, 2015 – June 30, 2015	0.235	June 15,2015	July 3, 2015	July 17, 2015
July 1, 2015 – September 30, 2015	0.235	September 15,2015	October 5, 2015	October 19, 2015
October 1, 2015 – December 31, 2015	0.235	December 18,2015	January 6, 2016	January 20, 2016

Total	$0.940

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

During the year ended December 31, 2015, 43,667 restricted stock units (“RSUs”) were granted to directors and non-executive employees of the Advisor with a fair value of $0.6 million. On April 21, 2014, 352,272 restricted stock units (“RSUs”) were granted to the Company’s executive officers and one of the directors at a grant date fair value of $12.50 totaling $4.4 million. During the year ended December 31, 2014, 30,100 RSUs were granted to directors and non-executive employees of the Advisor with a fair value of $0.4 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the year ended December 31, 2015 and December 31, 2014, the Company recognized net compensation expense of $1.9 million and $1.1 million related to the RSU’s.

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

12. Quarterly Financial Information (unaudited):

The following tables summarize certain selected quarterly financial data for 2015 and 2014 (in thousands, except per share data):

	2015 Quarters
	Fourth	Third	Second	First
Operating revenue	$17,543	$14,616	$11,634	$11,259
Net loss	(1,798)	(2,984)	(2,086)	(799)
Net loss attributable to stockholders	(1,551)	(2,499)	(1,798)	(743)
Net loss per share	$(0.12)	$(0.20)	$(0.15)	$(0.06)

	2014 Quarters
	Fourth	Third	Second	First
Operating revenue	$10,529	$9,998	$8,393	$7,976
Net (loss)/income	(1,673)	(2,374)	(3,067)	2,204
Net loss attributable to stockholders	(1,299)	(1,767)	(1,944)	—
Net loss per share	$(0.14)	$(0.22)	$(0.24)	$—

13. Subsequent Events

On February 1, 2016, the Company closed on the previously announced management internalization. On November 2, 2015, the Company and a subsidiary (“Buyer Sub”) entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Advisor and two personal holding companies that owned stock of the Advisor pursuant to which Buyer Sub acquired all of the outstanding stock of the Advisor. Pursuant to the Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock to the sellers, which include the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company will make cash payments to the sellers of up to $3.5 million if the Company’s fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization (in each case, including in the calculation of fully diluted market capitalization the value of units of limited partnership interest in the Company’s operating partnership held by parties other than the Company at a value per unit equal to the market price of the Company’s common stock). As of March 1, 2016, the Company’s fully diluted market capitalization was $200.8 million.

Effective upon closing of the transactions under the Stock Purchase Agreement, each of James Farrar, the Company’s Chief Executive Officer, Gregory Tylee, President and Chief Operating Officer and Anthony Maretic, Chief Financial Officer, Secretary and Treasurer entered into an employment agreement with a subsidiary of the Company and will become employees of the Company. In addition, at the same time, approximately eleven additional current employees of the Advisor and its affiliates became employees of the Company and its subsidiaries and the Company will have offices in Vancouver, British Columbia and Dallas, Texas.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with entities that manage real estate investment funds affiliated with Second City Capital II Corporation and Second City Real Estate II Corporation (the “Second City funds”). James Farrar, Gregory Tylee and one of its directors, Samuel Belzberg, are officers of the general partners of the Second City funds and own equity interests in the Second City funds. The Administrative Services Agreement has a three year term and pursuant to the agreement, a subsidiary of the Company will provide various administrative services and support to the entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.125 million and third 12 months—$0.625 million, for a total of $3.25 million over the three-year term. In addition, following the expiration of the three year term of the Administrative Services Agreement, the Company will agree to make Messrs. Farrar and Tylee available to assist the Second City funds with respect to certain matters.

City Office REIT, Inc. and Predecessor

SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2015

(In Thousands)

Description		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2015			Accumulated Amortization	Date of Construction	Date Acquired	Depreciation Life For Latest Income Statement
	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total
AmberGlen	$25,158	$8,790	$5,705	$3,463	$8,790	$9,168	$17,958	$4,410	1984-1998	December 2009	50 Years
City Center	24,500	3,123	10,656	8,547	3,123	19,203	22,326	4,685	1984	December 2010	40 Years
Central Fairwinds	—	1,747	9,751	3,625	1,747	13,376	15,123	1,816	1982	May 2012	40 Years
Corporate Parkway	20,500	3,757	20,489	112	3,757	20,601	24,358	3,175	2006	May 2013	43 Years
Washington Group Plaza	34,322	12,748	20,716	2,947	12,748	23,663	36,411	3,966	1970-1982	June 2013	29 Years
Cherry Creek	50,000	25,745	20,144	239	25,745	20,383	46,128	2,580	1962-1980	January 2014	36 Years
Plaza 25	17,000	1,764	20,563	441	1,764	21,004	22,768	1,960	1981	June 2014	30 Years
Lake Vista Pointe	18,460	4,115	20,600	—	4,115	20,600	24,715	1,377	2007	July 2014	45 Years
Florida Research Park	17,000	4,415	17,775	—	4,415	17,775	22,190	789	1999	November 2014	40 Years
Logan Tower		1,305	8,197	103	1,305	8,300	9,605	337	1983	February 2015	33 Years
Superior Pointe		3,153	19,834	388	3,153	20,222	23,375	460	2000	June 2015	40 Years
DTC Crossroads		7,137	23,184	117	7,137	23,301	30,438	437	1999	June 2015	33 Years
190 Office Centre 1&2	41,250	7,162	39,690	20	7,162	39,710	46,872	550	2001/2008	September 2015	45 Years
Intellicenter	33,563	5,244	34,278	—	5,244	34,278	39,522	367	2008	September 2015	50 Years

	$281,753	$90,205	$271,582	$20,002	$90,205	$291,584	$381,789	$26,909

(1)	The aggregate cost for federal tax purposes as of December 31, 2015 of our real estate assets was $445,353.
(2)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2015 and 2014 is as follows:

	2015	2014
Real Estate Properties
Balance, beginning of year	$227,139	$107,862
Acquisitions	149,184	115,121
Capital improvements	5,466	4,156

Balance, end of year	$381,789	$227,139

Accumulated depreciation
Balance, beginning of year	$15,311	$7,735
Depreciation	11,598	7,576

Balance, end of year	$26,909	$15,311

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: March 4, 2016	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2016

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	March 4, 2016

/s/ Mark Murski Mark Murski	Independent Director	March 4, 2016

/s/ Stephen Shraiberg Stephen Shraiberg	Independent Director	March 4, 2016

/s/ William Flatt William Flatt	Independent Director	March 4, 2016

/s/ Samuel Belzberg Samuel Belzberg	Director	March 4, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

3.4	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11/A filed with the Commission on March 25, 2014).

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.3	Advisory Agreement by and among City Office Real Estate Management Inc., City Office REIT Operating Partnership L.P. and City Office REIT, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.4	Contribution Agreement, dated as of April 14, 2014, by and among City Office REIT Operating Partnership, L.P., Gibralt U.S., Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.5	Contribution Agreement, dated as of April 14, 2014, by and among City Office REIT Operating Partnership, L.P., City Office REIT, Inc., CIO OP Limited Partnership, CIO REIT Stock Limited Partnership, Second City Capital Partners II, Limited Partnership and Second City General Partner II, Limited Partnership (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.6	Registration Rights Agreement, dated as of April 21, 2014, by and among City Office REIT, Inc., CIO OP Limited Partnership, CIO REIT Stock Limited Partnership, GCC Amberglen Investments Limited Partnership, Gibralt US, Inc. and Daniel Rapaport (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.7	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.8	Tax Protection Agreement, dated as of April 21, 2014, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., Gibralt US, Inc., GCC Amberglen Investments Limited Partnership and Daniel Rapaport (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.9	Tax Protection Agreement, dated as of April 21, 2014, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., CIO OP Limited Partnership and Second City General Partner II, Limited Partnership (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

Exhibit Number	Description

10.10	Excepted Holder Agreement, dated as of April 21, 2014, by and between City Office REIT, Inc. and CIO OP Limited Partnership (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.11	Excepted Holder Agreement, dated as of April 21, 2014, by and between City Office REIT, Inc. and CIO REIT Stock Limited Partnership (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.12	Credit Agreement, dated as of April 21, 2014, by and among City Office REIT Operating Partnership, L.P., KeyBank National Association, as lender, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2014).

10.13	Promissory Note, dated April 29, 2014, by Amberglen Properties Limited Partnership to American General Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

10.14	Promissory Note, dated April 29, 2014, by Amberglen Properties Limited Partnership to American Home Assurance Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

10.15	Guaranty Agreement, dated as of April 29, 2014, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P., American General Life Insurance Company and American Home Assurance Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 5, 2014).

10.16	First Amendment to Credit Agreement, dated as of June 13, 2014, by and among City Office REIT Operating Partnership, L.P., KeyBank National Association, as lender, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2014).

10.17	Loan Agreement, dated as of July 18, 2014, by and between CIO Lake Vista, Limited Partnership and Security Benefit Life Insurance Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2014).

10.18	Promissory Note, dated July 18, 2014, by CIO Lake Vista, Limited Partnership to Security Benefit Life Insurance Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2014).

10.19	Guaranty Agreement, dated as of July 18, 2014, by City Office REIT, Inc. to Security Benefit Life Insurance Company (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2014).

10.20	Loan Agreement, dated as of November 18, 2014, by and between CIO Research Park, Limited Partnership and Pillar Multifamily, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014).

10.21	Promissory Note, dated November 18, 2014, by CIO Research Park, Limited Partnership to Pillar Multifamily, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014).

10.22	Guaranty Agreement, dated as of November 18, 2014, by City Office REIT, Inc. to Pillar Multifamily, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2014).

10.23	Joinder Agreement, dated as of February 4, 2015, by and between CIO Logan Tower, Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2015).

Exhibit Number	Description

10.24	Loan Agreement, dated as of June 25, 2015, by and between CIO Plaza 25, Limited Partnership and Guaranty Bank and Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.25	Promissory Note, dated June 25, 2015, by CIO Plaza 25, Limited Partnership to Guaranty Bank and Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.26	Guaranty Agreement, dated as of June 25, 2015, by City Office REIT Operating Partnership, L.P. to Guaranty Bank and Trust Company (incorporated by reference of Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.27	Amended and Restated Credit Agreement, dated as of June 26, 2015, by and between City Office REIT Operating Partnership, L.P., KeyBank National Association, as lender, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arrange and sole book manager (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.28	First Amendment and Joinder to Amended and Restated Credit Agreement, dated as of July 14, 2015, by and among City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, City Office REIT, Inc., the Lenders named therein, and KeyBank National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.29	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.30	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to the Royal Bank of Canada (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.31	Credit Agreement, dated as of September 2, 2015, by and among City Office REIT Operating Partnership, L.P., KeyBank National Association, as lender, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).

10.32	Loan Agreement, dated as of September 3, 2015, by and between CIO 190, Limited Partnership and CIBC Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).

10.33	Loan Agreement, dated as of September 3, 2015, by and between CIO Intellicenter, Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q filed with the Commission on November 6, 2015).

10.34	Stock Purchase Agreement, dated as of November 2, 2015, by and among City Office REIT, Inc., CIO Management Buyer Ltd., Gibralt Capital Corp., James Farrar, Anthony Maretic, Gregory Tylee, JTF Holdco Shareholders, as defined therein, and Tylee Holdco Shareholders, as defined therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.35	Second Amendment to Advisory Agreement, dated as of November 2, 2015, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.36	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

Exhibit Number	Description

10.37	Third Amendment to Advisory Agreement, dated as of February 1, 2016, by and among the Company, City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.38	Executive Employment Agreement, dated as of February 1, 2016, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.39	Executive Employment Agreement, dated as of February 1, 2016, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.40	Executive Employment Agreement, dated as of February 1, 2016, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

21.1	Subsidiaries of the Company †

23.1	Consent of KPMG LLP †

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.INS	INSTANCE DOCUMENT *

101.SCH	SCHEMA DOCUMENT *

101.CAL	CALCULATION LINKBASE DOCUMENT *

101.LAB	LABELS LINKBASE DOCUMENT *

101.PRE	PRESENTATION LINKBASE DOCUMENT *

101.DEF	DEFINITION LINKBASE DOCUMENT *

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Statements of Operations; (iii) Consolidated and Combined Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated and Combined Financial Statements.