Form 10-Q
period 2016-03-31
City Office REIT, Inc.
filed 2016-05-05
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

              Yes ☐    ☒ No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 4, 2016 was 21,209,472.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

City Office REIT, Inc.

Condensed Consolidated Balance Sheets (Note 1)

(Unaudited)

(In thousands, except par value and share data)

	March 31, 2016	December 31, 2015
Assets
Real estate properties, cost
Land	$ 90,205	$ 90,205
Building and improvement	256,501	256,317
Tenant improvement	39,027	35,069
Furniture, fixtures and equipment	202	198

	385,935	381,789
Accumulated depreciation	(30,342)	(26,909)

	355,593	354,880

Cash and cash equivalents	8,198	8,138
Restricted cash	14,769	15,176
Rents receivable, net	15,804	14,382
Deferred leasing costs, net of accumulated amortization	5,228	5,074
Acquired lease intangibles assets, net	37,880	40,990
Prepaid expenses and other assets	1,586	1,567

Total Assets	$ 439,058	$ 440,207

Liabilities and Equity
Liabilities:
Debt	$ 345,117	$ 341,278
Accounts payable and accrued liabilities	13,182	8,745
Deferred rent	2,084	2,653
Tenant rent deposits	2,032	2,178
Acquired lease intangibles liability, net	2,143	2,292
Dividend distributions payable	5,701	3,663
Earn-out liability	1,900	5,678

Total Liabilities	372,159	366,487

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 12,982,290 and 12,517,777 shares issued and outstanding	130	125
Additional paid-in capital	100,149	95,318
Accumulated deficit	(41,660)	(29,598)

Total Stockholders’ Equity	58,619	65,845
Operating Partnership unitholders’ non-controlling interests	9,001	8,550
Non-controlling interests in properties	(721)	(675)

Total Equity	66,899	73,720

Total Liabilities and Equity	$ 439,058	$ 440,207

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations (Note 1)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$14,072	$10,040
Expense reimbursement	1,782	891
Other	420	328

Total Revenues	16,274	11,259

Operating Expenses:
Property operating expenses	6,157	4,116
Acquisition costs	—	209
Stock based compensation	542	409
General and administrative	699	408
Base management fee	109	332
External advisor acquisition	7,044	—
Depreciation and amortization	6,551	4,406

Total Operating Expenses	21,102	9,880

Operating Income/(Loss)	(4,828)	1,379
Interest Expense:
Contractual interest expense	(3,740)	(2,009)
Amortization of deferred financing costs	(221)	(169)

	(3,961)	(2,178)

Net loss	(8,789)	(799)
Less:
Net income attributable to noncontrolling interests in properties	(69)	(121)
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	1,739	177

Net loss attributable to stockholders	$(7,119)	$(743)

Net loss per share:
Basic and diluted	$(0.56)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	12,764	12,279

Dividends/distributions declared per common share and unit	$0.235	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statement of Changes in Equity (Note 1)

(Unaudited)

(In thousands)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Balance—December 31, 2015	12,518	$125	$95,318	$(29,598)	$65,845	$8,550	$(675)	$73,720
Conversion of common units to shares	20	—	61	—	61	(61)	—	—
Restricted stock award grants	—	—	542	—	542	—	—	542
Internalization payment in shares	297	3	3,461	—	3,464	—	—	3,464
Earn out payment in shares	147	2	767	—	769	3,009	—	3,778
Dividend distributions declared	—	—	—	(4,943)	(4,943)	(758)	—	(5,701)
Distributions	—	—	—	—	—	—	(115)	(115)
Net loss	—	—	—	(7,119)	(7,119)	(1,739)	69	(8,789)

Balance—March 31, 2016	12,982	$130	$100,149	$(41,660)	$58,619	$9,001	$(721)	$66,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows (Note 1)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(8,789)	$(799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,551	4,406
Amortization of deferred financing costs	221	169
Amortization of above/below market leases	61	128
Increase in straight-line rent	(1,144)	(83)
Non-cash stock compensation	542	409
Internalization shares issued	3,464	—
Changes in non-cash working capital:
Rents receivable, net	(278)	(1,188)
Prepaid expenses and other assets	(17)	510
Accounts payable and accrued liabilities	4,437	(210)
Deferred rent	(569)	(686)
Tenant rent deposits	(146)	15

Net Cash Provided By Operating Activities	4,333	2,671

Cash Flows to Investing Activities:
Additions to real estate properties	(4,359)	(485)
Acquisition of real estate, net of cash assumed	—	(10,423)
Deferred leasing cost	(159)	(568)

Net Cash Used In Investing Activities	(4,518)	(11,476)

Cash Flows from Financing Activities:
Debt issuance and extinguishment costs	(104)	—
Proceeds from secured credit facility	4,000	—
Repayment of mortgage loans payable	(280)	(271)
Distributions to non-controlling interests in properties	(115)	(96)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(3,663)	(3,571)
Change in restricted cash	407	1,866

Net Cash Provided By/(Used In) Financing Activities	245	(2,072)

Net Increase/(Decrease) in Cash and Cash Equivalents	60	(10,877)
Cash and Cash Equivalents, Beginning of Period	8,138	34,862

Cash and Cash Equivalents, End of Period	$8,198	$23,985

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,732	$2,097
Earn-out payment in shares	$3,778	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. (the “Advisor”) pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Advisor (the “Sellers”), which include the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company is required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. As of April 5, 2016, the Company’s fully diluted market capitalization was $277.6 million. The Company accrued an additional $3.5 million in the first quarter of 2016 representing the payments to be made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the first quarter of 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement between the Company, our Operating Partnership and the Advisor (“Advisory Agreement”) that eliminates the payment of acquisition fees by the Company to the Advisor. In addition, each of the executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately eleven additional current employees of the Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Second City Capital II Corporation and Second City Real Estate II Corporation, related entities controlled by Sam Belzberg, a director of the Company. The Administrative Services Agreement has a three year term and pursuant to the agreement, the Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company adopted ASU 2015-3 on January 1, 2016 and retrospectively reclassified $3.4 million of debt issuance costs as of December 31, 2015 from deferred financing costs, net.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that acquiring entities in a business combination recognize adjustments to provisional amounts identified in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. Adjustments related to previous reporting periods must be disclosed by income statement line item, either on the face of the income statement or in the notes, in the period for which the adjustment was identified. ASU 2015-16 was adopted January 1, 2016. The impact, if any, of adopting ASU 2015-16 on the Company’s financial statements will depend on the nature of business combinations that occur.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

3. Real Estate Investments

Acquisitions

During the three months ended March 31, 2016 and 2015, the Company, through the Operating Partnership, acquired the following property:

Property	Date Acquired	Percentage Owned
Logan Tower	February 2015	100%

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

The following table presents the unaudited revenues and income from continuing operations for Logan Tower on a pro forma basis as if the Company had completed the acquisition of the property as of January 1, 2015 (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Total revenues as reported by City Office REIT, Inc.	$16,274	$11,259
Plus: Logan Tower	—	148

Pro forma total revenues	$16,274	$11,407

Total operating income as reported by the City Office REIT, Inc.	$(4,828)	$1,379
Plus: Logan Tower	—	(106)

Pro forma operating income	$(4,828)	$1,273

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of March 31, 2016 and December 31, 2015 were comprised as follows (in thousands):

March 31, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$5,616	$44,478	$17,530	$67,624	$(2,928)	$(138)	$(3,066)
Accumulated amortization	(3,040)	(19,882)	(6,822)	(29,744)	898	25	923

	$2,576	$24,596	$10,708	$37,880	$(2,030)	$(113)	$(2,143)

December 31, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$5,616	$44,478	$17,530	$67,624	$(2,928)	$(138)	$(3,066)
Accumulated amortization	(2,830)	(17,641)	(6,163)	(26,634)	750	24	774

	$2,786	$26,837	$11,367	$40,990	$(2,178)	$(114)	$(2,292)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2016	$8,234
2017	8,473
2018	5,469
2019	4,041
2020	3,218
Thereafter	6,302

$35,737

5. Debt

The following table summarizes the secured indebtedness as of March 31, 2016 and December 31, 2015 (in thousands):

Property	March 31, 2016	December 31, 2015	Interest Rate as of March 31, 2016	Maturity
Term Loan (1)	$14,000	$14,000	LIBOR+6.00%(2)	September 2016
Secured Credit Facility (3)	54,000	50,000	LIBOR +2.75%(2)	June 2018
Washington Group Plaza (4)	33,502	33,669	3.85	July 2018
AmberGlen Mortgage Loan (5)	24,618	24,729	4.38	May 2019
Midland Life Insurance (6)	95,000	95,000	4.34	May 2021
Lake Vista Pointe (4)	18,460	18,460	4.28	August 2024
Florida Research Park (4)(7)	17,000	17,000	4.44	December 2024
Plaza 25 (4)(8)	17,000	17,000	4.10	July 2025
190 Office Center (8) 7)	41,250	41,250	4.79	October 2025
Intellicenter (8)	33,562	33,563	4.65	October 2025

Total Principal	$348,392	$344,671
Deferred financing costs, net	(3,275)	(3,393)

Total	$345,117	$341,278

All interest rates are fixed interest rates with the exception of the secured credit facility (“Secured Credit Facility”) and Term Loan (“Term Loan”) as explained in footnote 1 below.

(1)	The Company is required to maintain a maximum total leverage ratio of 65%, a minimum liquidity of $3 million and a debt service coverage ratio of no less than 1.60x.
(2)	As of March 31, 2016, the one month LIBOR rate was 0.40%
(3)	At March 31, 2016 the Secured Credit Facility had $75 million authorized and $54 million drawn. In addition, the Secured Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At March 31, 2016, the Secured Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and DTC Crossroads.
(4)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(5)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(6)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. The loan is interest only until June 2016, after which it is interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(7)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(8)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x and 1.20x respectively for each of Plaza 25, 190 Office Center and Intellicenter.

The scheduled principal repayments of debt as of March 31, 2016 are as follows (in thousands):

2016	$15,756
2017	3,036
2018	89,160
2019	26,629
2020	3,917
Thereafter	209,894

Total	$348,392

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

Earn-Out Liability

The fair value of the Central Fairwinds earn-out (note 9) was derived by making assumptions on the timing of the lease up of vacant space and the gross effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 1,500 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the earn-out occupancy from 88% at March 31, 2016 to 89% by July 2016 and stabilized at that level thereafter. The net effective rent and incremental operating costs per square foot is assumed to be $14 and $3, respectively.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $1.9 million at March 31, 2016 due to a $3.8 million payment in March 2016, satisfied through the issuance of common stock.

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

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $293.2 million and $285.9 million as of March 31, 2016 and December 31, 2015, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Equity Transactions

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s Advisor pursuant to which the Company acquired all of the outstanding stock of the Advisor (see Note 1).

Property Management Fees

Three of the Company’s properties (City Center, Central Fairwinds and AmberGlen) have engaged related parties to perform asset and property management services for a fee ranging from 3.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these three properties totaled $0.1 million for each of the three months ended March 31, 2016 and 2015, respectively.

Advisory Fee

During the three month periods ended March 31, 2016, the Company incurred $0.1 million in advisory fees payable to the Advisor. Subsequent to the Internalization, such payments will no longer be made.

Earn-Out Payments

During the year ended December 31, 2015, the 70% and 80% earn-out occupancy and net operating income thresholds were met at the Central Fairwinds property. This triggered a payment of approximately $3.2 million to Second City which was made on August 6, 2015 and a second payment of approximately $3.8 million which was made on March 3, 2016.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $1.9 million at March 31, 2016 due to a $3.8 million payment in March 2016, satisfied through the issuance of common stock and Operating Partnership units.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of March 31, 2016 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2016	$40,375
2017	52,508
2018	45,086
2019	38,941
2020	35,295
Thereafter	132,990

$345,195

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Fifteen state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 19.6% of the Company’s total future minimum lease payments as of March 31, 2016.

9. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property, the Company is obligated to make additional payments to Second City (each, an “Earn-Out Payment”) for up to a five year period commencing on the initial IPO date of April 21, 2014. Earn-Out Payments are contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City is entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the earn-out term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Earn-Out Payments will be subject to a claw-back if a qualified tenant defaults in the payment of rent and is not replaced with another qualified tenant (see note 6).

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2016 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

On February 1, 2016, the Company closed on the Internalization. Upon closing of the Internalization, the Company and Buyer Sub acquired all of the outstanding stock of the Advisor. Pursuant to the Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock to the Sellers. In addition, the Company recorded $3.5 million in the first quarter of 2016 in payments to the Sellers upon reaching certain fully diluted market capitalization thresholds.

Non-controlling Interests

Non-controlling interests in the Company represent common units of the Operating Partnership not held by the Company. Non-controlling interests consisted of 3,226,085 Operating Partnership common units and represented an approximately 19.6% interest in the Operating Partnership as of March 31, 2016. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the three months ended March 31, 2016, 20,000 common units were converted to common stock.

Common Stock and Common Unit Distributions

On March 15, 2016, the Company’s board of directors declared a cash dividend distribution of $0.235 per share for the quarterly period ended March 31, 2016. The dividend was paid on April 19, 2016 to stockholders and common unitholders of record on April 5, 2016 for an aggregate of $4.9 million in dividends to stockholders and $0.8 million to common unitholders, totaling $5.7 million.

Restricted Stock Units

The Company has an equity incentive plan (“Equity Incentive Plan”) for certain officers, directors, advisors and personnel, and, with approval of the board of directors, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including LTIP Units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the board of directors (the “plan administrator”).

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

During the three months ended March 31, 2016, 76,750 restricted stock units (“RSUs”) were granted to directors and non-executive employees with a fair value of $0.9 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended March 31, 2016, the Company recognized net compensation expense of $0.5 million related to the RSUs.

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

11. Subsequent Events

On April 5, 2016, the Company completed a public offering pursuant to which we sold 8,050,000 shares of our common stock to the public at a price of $11.40 per share, inclusive of the overallotment option. We raised $91.8 million in gross proceeds, resulting in net proceeds to us of approximately $86.7 million after deducting $5.1 million in underwriting discounts and other expenses related to the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. contained in this Quarterly Report on Form 10-Q.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	our ability to hire and retain key personnel;

•	our expectations regarding our ability to achieve higher profitability and lowered expenses as a result of the internalization;

•	changes in the real estate industry and in performance of the financial markets;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	the amount and growth of our expenses;

•	tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters;

•	risks associated with property acquisitions and dispositions, the failure to acquire or sell properties as and when anticipated;

•	the outcome of claims and litigation involving or affecting the Company;

•	the ability to satisfy conditions necessary to close pending transactions;

•	our failure to maintain our status as a real estate investment trust, or REIT; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the Sellers, which include the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company is required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reaches the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. As of April 5, 2016, the Company’s fully diluted market capitalization was $277.6 million. The Company accrued an additional $3.5 million in the first quarter of 2016 representing the payments to be made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the first quarter of 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement that eliminates the payment of acquisition fees by the Company to the Advisor. In addition, each of the executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately eleven additional current employees of the Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement with Second City Capital II Corporation and Second City Real Estate II Corporation, related entities controlled by Sam Belzberg, a director of the Company. The Administrative Services Agreement has a three year term and pursuant to the agreement, the Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

On February 2, 2016, we entered into a purchase and sale agreement (the “PSA”) to sell our Corporate Parkway property in Allentown, Pennsylvania for $44.5 million, exclusive of closing costs or working capital adjustments. Corporate Parkway is a 178,330 SF, Class A office campus that is currently 100% leased to the Dun & Bradstreet Corporation. The purchaser has made a $2.0 million deposit, subject to customary carve-outs, of which $100,000 was non-refundable as of March 31, 2016 and an additional $200,000 became non-refundable subsequent to quarter-end. The transaction is scheduled to close in the second quarter of 2016, although there can be no assurance that the transaction will close on the terms or timing we expect, if at all.

Indebtedness

For additional information regarding these mortgage loans and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of March 31, 2016, we owned 14 properties comprised of 28 office buildings with a total of approximately 3.3 million square feet of net rentable area (“NRA”). As of March 31, 2016, our properties were approximately 87.3% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Corporate Parkway, Lake Vista Pointe, Florida Research Park and Superior Pointe properties have net leases. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

Factors That May Influence Our Operating Results and Financial Condition

Business and Strategy

We focus on owning and acquiring office properties in our target markets. Our target markets generally possess what we believe are favorable economic growth trends, growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, are generally low-cost centers for business operations, and exhibit favorable occupancy trends. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of March 31, 2016, our properties were approximately 87% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of March 31, 2016, we own fourteen office complexes comprised of 28 office buildings with a total of approximately 3.3 million square feet of NRA in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Allentown (PA), Dallas (TX) and Orlando (FL). The following table presents an overview of our portfolio as of March 31, 2016 (properties listed by descending NRA by market).

Metropolitan Area	Property	Year Built/ Last Major Renovation(1)	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	In Place & Committed Occupancy(2)	Annualized Base Rent Per Square Foot	Annualized Gross Rent Per Square Foot(3)	Annualized Base Rent (000s)(4)	Largest Tenant by NRA
Denver, CO	Cherry Creek	1962 – 1980 /	100.0%	356	100.0%	100.0%	$17.24	$17.24	$6,134	State of Colorado Department of Health

		2012

	Plaza 25	1981 /2006	100.0%	196	86.2%	89.1%	$20.83	$20.83	$3,511	Recondo Technology, Inc

	DTC Crossroads	1999 / 2015	100.0%	191	89.7%	92.4%	$24.64	$24.64	$4,217	ProBuild Holdings, Inc.

	Superior Pointe	2000	100.0%	149	89.8%	89.8%	$15.03	$26.03	$2,011	KeyBank National Association

	Logan Tower	1983 / 2014	100.0%	70	98.8%	98.8%	$18.94	$18.94	$1,310	State of Colorado Governor’s Energy

Boise, ID	Washington Group	1970 – 1982	100.0%	581	58.0%	83.4%	$17.83	$17.83	$6,002	Idaho State Tax Commission

	Plaza	/ 2012

Dallas, TX	190 Office Center	2008	100.0%	303	97.8%	97.8%	$22.84	$22.84	$6,763	United Healthcare Services, Inc.

	Lake Vista Pointe	2007	100.0%	163	100.0%	100.0%	$14.00	$20.50	$2,287	Ally Financial Inc.

Tampa, FL	City Center	1984 / 2012	95.0%	241	100.0%	100.0%	$23.64	$23.64	$5,698	Kobie Marketing, Inc.

	Intellicenter	2008	100.0%	204	100.0%	100.0%	$21.84	$21.84	$4,444	H. Lee Moffitt Cancer Center

Portland, OR	AmberGlen	1984 / 2002	76.0%	353	76.3%	86.2%	$16.00	$17.32	$4,316	Planar Systems, Inc.

Orlando, FL	Central Fairwinds	1982 / 2012	90.0%	170	88.2%	88.9%	$25.71	$25.71	$3,844	Fairwinds Credit Union

	Florida Research Park	1999	100.0%	125	100.0%	100.0%	$20.00	$28.00	$2,490	Kaplan, Inc.

Allentown, PA	Corporate Parkway	2006	100.0%	178	100.0%	100.0%	$18.73	$25.73	$3,340	The Dun & Bradstreet Corporatoin

Total/Weighted Average:				3,278	87.3%	93.2%	$19.70	$21.50	$56,367

(1)	We define major renovation as significant upgrades, alterations or additions to building common areas, interiors, exteriors and/or systems.
(2)	Includes both in place and committed tenants, which we define as tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of March 31, 2016.
(3)	For Corporate Parkway, Lake Vista Pointe, Florida Research Park and Superior Pointe, the annualized base rent per square foot on a triple net basis was increased by $7.00, $6.50, $8.00 and $11.00 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $6.50 on a pro rata basis.
(4)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2016 by (ii) 12.
(5)	The figures presented as totals may not sum to the data included in their respective columns due to rounding.

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

Summary of Significant Accounting Policies

The interim consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $5.0 million, or 45%, to $16.3 million for the three month period ended March 31, 2016 compared to $11.3 million in the corresponding period in 2015. $0.2 million of this increase was attributed to the acquisition of the Logan Tower property in February 2015, $0.8 million from the acquisition of Superior Pointe in June 2015, $1.1 million from the acquisition of DTC Crossroads in June 2015, $2.1 million from the acquisition of 190 Office Center in September 2015 and $1.3 million from the acquisition of Intellicenter in September 2015. City Center increased total revenues by $0.2 million due to the increased occupancy at the property over the prior year period. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $0.5 million and $0.2 million respectively due to the downtime associated with tenant improvement work for new tenants at each property replacing tenants who departed on December 31, 2015. Central Fairwinds, Corporate Parkway, Cherry Creek, Plaza 25, Lake Vista Pointe and Florida Research Park revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $4.0 million, or 40%, to $14.1 million for the three month period ended March 31, 2016 compared to $10.1 million for the three months ended March 31, 2015. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $0.1 million, $0.5 million, $1.0 million, $1.8 million and $1.2 million in rental income, respectively, to the 2016 period rental income. City Center increased total rental income by $0.1 million due to the increased occupancy at the property over the prior year period. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $0.5 million and $0.2 million due to the tenant departures described above.

Expense Reimbursement. Total expense reimbursement increased $0.9 million, or 100%, to $1.8 million for the three month period ended March 31, 2016 compared to $0.9 million for the same period in 2015, primarily due to the acquisition of the Logan Tower, Superior Pointe, DTC Crossroads, 190 Center and Intellicenter properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.1 million, or 28%, to $0.4 million compared to $0.3 million for the same period in 2015. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower and DTC Crossroads with the largest contribution from City Center parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $11.2 million, or 114%, to $21.1 million for the three month period ended March 31, 2016, from $9.9 million for the same period in 2015, primarily due to the external advisor acquisition costs of $7.0 million which occurred on February 1, 2016 and the property acquisitions described above. Total operating expenses increased by $0.8 million, $0.9 million, $1.5 million, $0.8 million, respectively, from the acquisition of Superior Pointe in June 2015, the acquisition of DTC Crossroads in June 2015, the acquisition of 190 Office Center in September 2015 and the acquisition of Intellicenter in September 2015. City Center, AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza, Cherry Creek, Plaza 25, Lake Vista Pointe, Florida Research Park and Logan Tower operating expenses were relatively unchanged in comparison to the prior year period. The remaining increase relates to slight increases in stock-based compensation, base management fees and general and administrative expenses related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.0 million, or 50%, to $6.2 million for the three month period ended March 31, 2015 from $4.1 million for the same period in 2015. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $0.3 million, $0.5 million, $0.7 million, and $0.4 million, in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were nil for the three month period ended March 31, 2016 compared to $0.2 million in the prior year. The acquisition costs in the 2015 period are related to the Logan Tower acquisition in the prior year.

Base Management Fee. Base Management Fee decreased $0.2 million, or 67%, to $0.1 million for the three month period ended March 31, 2016 compared to $0.3 million for the three months ended March 31, 2015 representing the fee paid to our Advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

Stock-Based Compensation. Stock-based compensation increased $0.1 million, or 32%, to $0.5 million for the three month period ended March 31, 2016 compared to $0.4 million for the three month period ended March 31, 2015. The increase is a result of the additional grants authorized by the Compensation Committee of our Board of Directors during one of its 2015 meetings.

General and Administrative. General and administrative expenses increased $0.3 million, or 72%, to $0.7 million for the three month period ended March 31, 2016 compared to the same period in 2015. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company will pay going forward following the acquisition of the external advisor.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 49%, to $6.5 million for the three month period ended March 31, 2016 compared to $4.4 million for the same period in 2015, primarily due to the addition of the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $1.8 million, or 82%, to $4.0 million for the three month period ended March 31, 2016, compared to $2.2 million for the corresponding period in 2015. The increase was primarily due to interest expense related to acquisitions. Interest expense for the 190 Office Center and IntelliCenter property level debt was $0.5 million, and $0.4 million respectively in 2016, and the interest expense on the secured line of credit increased by $0.7 million over the same period in 2015.

Cash Flows

Comparison of Period Ended March 31, 2016 to Period Ended March 31, 2015

Cash and cash equivalents were $8.2 million and $24.0 million as of March 31, 2016 and March 31, 2015, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $1.6 million to $4.3 million for the three months ended March 31, 2016 compared to $2.7 million for the same period in 2015. The increase was primarily attributable to the external advisor acquisition costs of $3.5 million paid in 2016 which were offset by an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash used in investing activities decreased by $7.0 million to $4.5 million for the three months ended March 31, 2016 compared to $11.5 million for the same period in 2015. The decrease was primarily the result of no acquisitions activity in the first quarter of 2016. The $4.5 million incurred in 2016 primarily due to the tenant improvement work being incurred at Washington Group Plaza and AmberGlen related to the two signed leases at those properties replacing tenants who vacated their premises at December 31, 2015. Logan Tower was acquired during the same period in 2015.

Cash flow from financing activities. Net cash provided by financing activities increased by $2.3 million to $0.2 million source of cash for the three months ended March 31, 2016 compared to $2.1 million use of cash for the same period in 2015. Cash flow from financing activities increased primarily due to an increase in borrowings from the Secured Credit Facility in 2016.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $8.2 million of cash and cash equivalents and $14.8 million of restricted cash as of March 31, 2016. In addition, we had drawn $54 million from the Secured Credit Facility.

On April 5, 2016, we completed a public offering pursuant to which we sold 8,050,000 shares of our common stock to the public at a price of $11.40 per share, inclusive of the overallotment option. We raised $91.8 million in gross proceeds, resulting in net proceeds to us of approximately $86.7 million after deducting $5.1 million in underwriting discounts and other expenses relating to the offering.

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

Consolidated Indebtedness as of March 31, 2016

As of March 31, 2016, we had approximately $348.4 million of outstanding consolidated indebtedness, 80.5% of which is fixed rate debt. The following table sets forth information as of March 31, 2016 with respect to our outstanding indebtedness (in thousands).

Debt	March 31, 2016	Interest Rate as of March 31, 2016	Maturity Date
Term Loan (1)	$14,000	LIBOR(2) +6.00%	September 2016
Secured Credit Facility (3)	54,000	LIBOR(2) +2.75%	June 2018
Washington Group Plaza (4)	33,502	3.85	July 2018
AmberGlen Mortgage Loan (5)	24,618	4.38	May 2019
Midland Life Insurance (6)	95,000	4.34	May 2021
Lake Vista Pointe (4)	18,460	4.28	August 2024
Florida Research Park(4)(7)	17,000	4.44	December 2024
Plaza 25 (4) (8)	17,000	4.10	July 2025
190 Office Center (8)	41,250	4.79	October 2025
Intellicenter (8)	33,562	4.65	October 2025

Total	$348,392

(1)	We are required to maintain a maximum total leverage ratio of 65%, a minimum liquidity of $3 million and a debt service coverage ratio of no less than 1.60x.
(2)	As of March 31, 2016, the one month LIBOR rate was 0.40%.
(3)	At March 31, 2016 the Secured Credit Facility had $75 million authorized and $54 million drawn. In addition, the Secured Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires us to maintain a fixed charge coverage ratio of no less than 1.60x. At March 31, 2016, the Secured Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and DTC Crossroads.
(4)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(5)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(6)	The mortgage loan is cross-collateralized by Corporate Parkway, Cherry Creek and City Center. The loan is interest only until June 2016, after which it is interest payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(7)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(8)	We are required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x and 1.20x respectively for each of Plaza 25, 190 Office Center and Intellicenter.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of March 31, 2016, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2016	2017-2018	2019-2020	More than 5 years
Principal payments on debt	$348,392	$15,756	$92,196	$30,546	$209,894
Interest payments	78,880	9,303	23,794	19,646	26,137
Tenant-related commitments(1)	8,727	7,568	131	1,014	14

Total	$435,999	$32,627	$116,121	$51,206	$236,045

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2016 and December 31, 2015, our Company did not have any outstanding derivatives.

As of March 31, 2016, approximately $280.4 million, or 80.5%, of our debt had fixed interest rates and approximately $68.0 million, or 19.5%, had variable interest rates. The variable rate indebtedness relates to borrowings under the Secured Credit Facility and the Term Loan.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of March 31, 2016, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.7 million annually. If LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $0.7 million annually.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.

Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment nor the change to the capital structure as a result of the Internalization. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure.

Item 4. Controls and Procedures

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. Our management does not believe that any such litigation will materially affect our financial position or operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

3.4	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

10.1	Purchase and Sale Agreement by and between SCCP Central Valley Limited Partnership and Gulf Islamic Investments LLC, dated February 2, 2016. †

10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.

*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Statements of Income; (iii) Consolidated and Combined Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated and Combined Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: May 5, 2016

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer

Date: May 5, 2016

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer