Form 10-Q
period 2016-06-30
City Office REIT, Inc.
filed 2016-08-04
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 3, 2016 was 24,355,556.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

City Office REIT, Inc.

Condensed Consolidated Balance Sheets (Note 1)

(Unaudited)

(In thousands, except par value and share data)

	June 30, 2016	December 31, 2015
Assets
Real estate properties, cost
Land	$91,478	$90,205
Building and improvement	252,138	256,317
Tenant improvement	41,535	35,069
Furniture, fixtures and equipment	210	198

	385,361	381,789
Accumulated depreciation	(30,050)	(26,909)

	355,311	354,880

Cash and cash equivalents	7,656	8,138
Restricted cash	52,981	15,176
Rents receivable, net	14,525	14,382
Deferred leasing costs, net of accumulated amortization	4,565	5,074
Acquired lease intangibles assets, net	38,457	40,990
Prepaid expenses and other assets	2,587	1,567

Total Assets	$476,082	$440,207

Liabilities and Equity
Liabilities:
Debt	$289,841	$341,278
Accounts payable and accrued liabilities	9,956	8,745
Deferred rent	1,926	2,653
Tenant rent deposits	2,031	2,178
Acquired lease intangibles liability, net	2,017	2,292
Dividend distributions payable	5,736	3,663
Earn-out liability	1,900	5,678

Total Liabilities	313,407	366,487

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,209,472 and 12,517,777 shares issued and outstanding	212	125
Additional paid-in capital	187,538	95,318
Accumulated deficit	(35,124)	(29,598)

Total Stockholders’ Equity	152,626	65,845
Operating Partnership unitholders’ non-controlling interests	10,789	8,550
Non-controlling interests in properties	(740)	(675)

Total Equity	162,675	73,720

Total Liabilities and Equity	$476,082	$440,207

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations (Note 1)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$14,203	$10,196	$28,276	$20,237
Expense reimbursement	1,562	1,145	3,344	2,036
Other	327	293	750	621

Total Revenues	16,092	11,634	32,370	22,894

Operating Expenses:
Property operating expenses	6,236	4,127	12,398	8,243
Acquisition costs	87	882	87	1,091
Stock based compensation	615	507	1,157	916
General and administrative	929	495	1,630	902
Base management fee	—	327	109	659
External advisor acquisition	—	—	7,045	—
Depreciation and amortization	6,520	4,494	13,071	8,900

Total Operating Expenses	14,387	10,832	35,497	20,711

Operating income/(loss)	1,705	802	(3,127)	2,183
Interest Expense:
Contractual interest expense	(3,139)	(2,103)	(6,885)	(4,112)
Amortization of deferred financing costs	(250)	(185)	(471)	(354)

	(3,389)	(2,288)	(7,356)	(4,466)
Change in fair value of earn-out	—	(600)	—	(600)
Net gain on sale of real estate property	15,934	—	15,934	—

Net income/(loss)	14,250	(2,086)	5,451	(2,883)
Less:
Net income attributable to noncontrolling interests in properties	(110)	(134)	(177)	(255)
Net (income)/loss attributable to Operating Partnership unitholders’ noncontrolling interests	(2,613)	422	(874)	598

Net income/(loss) attributable to stockholders	$11,527	$(1,798)	$4,400	$(2,540)

Net income/(loss) per share:
Basic	$0.56	$(0.15)	$0.26	$(0.21)
Diluted	$0.48	$(0.15)	$0.22	$(0.21)

Weighted average common shares outstanding:
Basic	20,729	12,365	16,746	12,328
Diluted	24,235	12,365	20,237	12,328

Dividends/distributions declared per common share and unit	$0.235	$0.235	$0.235	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statement of Changes in Equity (Note 1)

(Unaudited)

(In thousands)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Balance—December 31, 2015	12,518	$125	$95,318	$(29,598)	$65,845	$8,550	$(675)	$73,720
Conversion of common units to shares	45	—	131	—	131	(131)	—	—
Restricted stock award grants and vesting	152	2	1,155	—	1,157	—	—	1,157
Internalization payment in shares	297	3	3,461	—	3,464	—	—	3,464
Earn out payment in shares	147	2	767	—	769	3,009	—	3,778
Net proceeds from sale of common stock	8,050	80	86,706	—	86,786	—	—	86,786
Dividend distributions declared	—	—	—	(9,926)	(9,926)	(1,513)	—	(11,439)
Distributions	—	—	—	—	—	—	(242)	(242)
Net income	—	—	—	4,400	4,400	874	177	5,451

Balance—June 30, 2016	21,209	$212	$187,538	$(35,124)	$152,626	$10,789	$(740)	$162,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows (Note 1)

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income/(loss)	$5,451	$(2,883)
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Depreciation and amortization	13,071	8,900
Amortization of deferred financing costs	471	354
Amortization of above/below market leases	120	280
Increase in straight-line rent	(2,911)	(71)
Non-cash stock compensation	1,157	916
Change in fair value of earn-out	—	600
Internalization shares issued	3,464	—
Net gain on sale of real estate property	(15,934)	—
Changes in non-cash working capital:
Rents receivable, net	(2,438)	(3,583)
Prepaid expenses and other assets	(955)	(394)
Accounts payable and accrued liabilities	995	2,610
Deferred rent	(727)	(1,152)
Tenant rent deposits	(150)	8

Net Cash Provided By Operating Activities	1,614	5,585

Cash Flows from/(to) Investing Activities:
Additions to real estate properties	(6,012)	(1,756)
Acquisition of real estate, net of cash assumed	(25,842)	(69,445)
Net proceeds from sale of real estate	42,983	—
Deferred leasing costs	(689)	(2,454)

Net Cash Provided By/(Used In) Investing Activities	10,440	(73,655)

Cash Flows (to)/from Financing Activities:
Proceeds from sale of common shares	86,786	—
Debt issuance and extinguishment costs	(226)	(255)
Proceeds from mortgage loan payable	—	17,000
Proceeds from revolving credit facility	—	34,692
Repayment of mortgage loans payable	(51,685)	(537)
Distributions to non-controlling interests in properties	(242)	(207)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(9,364)	(7,171)
Change in restricted cash	(37,805)	979

Net Cash (Used In)/Provided By Financing Activities	(12,536)	44,501

Net Increase/(Decrease) in Cash and Cash Equivalents	(482)	(23,569)
Cash and Cash Equivalents, Beginning of Period	8,138	34,862

Cash and Cash Equivalents, End of Period	$7,656	$11,293

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,100	$4,055
Earn-out payment in shares	$3,778	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Notes to the Condensed Consolidated Financial Statements

1. Organization and Description of Business

City Office REIT, Inc. (the “Company”) was organized in the state of Maryland on November 26, 2013. On April 21, 2014, the Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to City Office REIT Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (“common units”). Both the Company and the Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions (the “Formation Transactions”).

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the Operating Partnership’s partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners.

The Company has elected to be taxed and will continue to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. (the “Advisor”) pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Advisor (the “Sellers”), which included the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company was required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reached the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. The Company paid an additional $3.5 million in the first quarter of 2016 representing the payments to be made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the six months ended June 30, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement between the Company, the Operating Partnership and the Company’s former external Advisor (“Advisory Agreement”) that eliminates the payment of acquisition fees by the Company to the Advisor. In addition, each of the Company’s executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately eleven additional former employees of the Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Second City Capital II Corporation and Second City Real Estate II Corporation, related entities controlled by Mr. Belzberg. The Administrative Services Agreement has a three year term and pursuant to the agreement, the

Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

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

New Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance must be applied retrospectively to each prior period presented. The Company adopted ASU 2015-3 on January 1, 2016 and retrospectively reclassified $3.4 million of debt issuance costs as of December 31, 2015 from deferred financing costs, net.

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

In March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

3. Real Estate Investments

Acquisitions

During the six months ended June 30, 2016 and 2015, the Company, through the Operating Partnership, acquired the following properties:

Property	Date Acquired	Percentage Owned
Carillon Point	June 2016	100%
DTC Crossroads	June 2015	100%
Superior Pointe	June 2015	100%
Logan Tower	February 2015	100%

The above acquisitions have been accounted for as business combinations. The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2015 (in thousands):

	Logan Tower	Superior Pointe	DTC Crossroads	Total June 30, 2015
Land	$1,306	$3,153	$7,137	$11,596
Buildings and improvements	7,844	19,250	22,545	49,639
Tenant improvements	353	584	638	1,575
Acquired intangible assets	1,274	2,866	4,152	8,292
Prepaid expenses and other assets	—	24	—	24
Accounts payable and other liabilities	(48)	(316)	(605)	(969)
Lease intangible liabilities	(306)	(53)	(353)	(712)

Total Consideration	$10,423	$25,508	$33,514	$69,445

On June 29, 2016, the Company, through the Operating Partnership, acquired 100% of Carillon Point, a property in Denver, Colorado, for $25.8 million, excluding closing costs. The following table summarizes the Company’s preliminary allocation of the purchase price of assets acquired and liabilities assumed (in thousands):

Carillon Point
Land	$5,030
Buildings and improvements	14,100
Tenant improvements	2,739
Acquired intangible assets	4,140
Prepaid expenses and other assets	73
Accounts payable and other liabilities	(217)
Lease intangible liabilities	(23)

Total consideration	$25,842

Sale of Real Estate Property

On June 15, 2016, the Company sold the Corporate Parkway property in Allentown, Pennsylvania, and its related assets and liabilities, for a sales price of $44.9 million, resulting in an aggregate net gain of $15.9 million, net of $2.0 million in costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made. In accordance with ASU 2014-08, the sale was not considered a discontinued operation. Proceeds from the sale were applied subsequently in a like-kind exchange so as to qualify for tax-deferred treatment under Section 1031 of the Code. Net proceeds after debt repayments and costs are presented in restricted cash on the Company’s balance sheet.

The following table presents the unaudited revenues and income from continuing operations for Logan Tower, Superior Pointe, DTC Crossroads and Carillon Point on a pro forma basis as if the Company had completed the acquisition of the property as of January 1, 2015 (in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Total revenues as reported by City Office REIT, Inc.	$32,370	$22,894
Plus: Logan Tower	—	143
Plus: Superior Pointe	—	1,666
Plus: DTC Crossroads	—	1,904
Plus: Carillon Point	1,095	1,106

Pro forma total revenues	$33,465	$27,713

Total operating (loss)/income as reported by City Office REIT, Inc.	$(3,127)	$2,183
Property acquisition costs	87	(87)
Plus: Logan Tower	—	(13)
Plus: Superior Pointe	—	(86)
Plus: DTC Crossroads	—	(59)
Plus: Carillon Point	(309)	(302)

Pro forma operating (loss)/income	$(3,349)	$1,636

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of June 30, 2016 and December 31, 2015 were comprised as follows (in thousands):

June 30, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$6,116	$42,636	$18,863	$67,615	$(2,951)	$(138)	$(3,089)
Accumulated amortization	(3,251)	(19,092)	(6,815)	(29,158)	1,045	27	1,072

	$2,865	$23,544	$12,048	$38,457	$(1,906)	$(111)	$(2,017)

December 31, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$5,616	$44,478	$17,530	$67,624	$(2,928)	$(138)	$(3,066)
Accumulated amortization	(2,830)	(17,641)	(6,163)	(26,634)	750	24	774

	$2,786	$26,837	$11,367	$40,990	$(2,178)	$(114)	$(2,292)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2016	$5,214
2017	9,192
2018	6,187
2019	4,760
2020	3,907
Thereafter	7,180

$36,440

5. Debt

The following table summarizes the secured indebtedness as of June 30, 2016 and December 31, 2015 (in thousands):

Property	June 30, 2016	December 31, 2015	Interest Rate as of June 30, 2016		Maturity
Secured Credit Facility (1)	$17,000	$50,000	LIBOR +2.75	%(2)	June 2018
Washington Group Plaza (3)	33,335	33,669	3.85		July 2018
AmberGlen Mortgage Loan (4)	24,507	24,729	4.38		May 2019
Midland Life Insurance (5)	90,871	95,000	4.34		May 2021
Lake Vista Pointe (3)	18,460	18,460	4.28		August 2024
FRP Ingenuity Drive (3)(6)	17,000	17,000	4.44		December 2024
Plaza 25 (3)(7)	17,000	17,000	4.10		July 2025
190 Office Center (7)	41,250	41,250	4.79		October 2025
Intellicenter (7)	33,563	33,563	4.65		October 2025
Term Loan	—	14,000	LIBOR+6.00	%(2)	—

Total Principal	$292,986	$344,671
Deferred financing costs, net	(3,145)	(3,393)

Total	$289,841	$341,278

All interest rates are fixed interest rates with the exception of the secured credit facility (“Secured Credit Facility”) and Term Loan (“Term Loan”) as explained in footnote 1 below.

(1)	At June 30, 2016 the Secured Credit Facility had $75 million authorized and $17 million drawn. In addition, the Secured Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At June 30, 2016, the Secured Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower and Superior Pointe.
(2)	As of June 30, 2016, the one month LIBOR rate was 0.45%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x and 1.20x respectively for each of Plaza 25, 190 Office Center and Intellicenter.

The scheduled principal repayments of debt as of June 30, 2016 are as follows (in thousands):

2016	$1,315
2017	2,960
2018	52,082
2019	26,546
2020	3,831
Thereafter	206,252

Total	$292,986

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

Earn-Out Liability

The fair value of the Central Fairwinds earn-out (note 9) was derived by making assumptions on the timing of the lease up of vacant space and the gross effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 1,500 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the earn-out occupancy from 88% at June 30, 2016 to 89% by July 2016 and stabilized at that level thereafter. The net effective rent and incremental operating costs per square foot is assumed to be $14 and $3, respectively.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $1.9 million at March 31, 2016 due to a $3.8 million payment in March 2016, satisfied through the issuance of common stock and common units. The fair value was unchanged at June 30, 2016.

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

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $288.2 million and $285.9 million as of June 30, 2016 and December 31, 2015, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Equity Transactions

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s Advisor pursuant to which the Company acquired all of the outstanding stock of the Advisor (see Note 1).

Property Management Fees

Three of the Company’s properties (City Center, Central Fairwinds and AmberGlen) have engaged related parties to perform asset and property management services for a fee ranging from 3.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these three properties totaled $0.3 million for each of the six months ended June 30, 2016 and 2015, respectively.

Advisory Fee

During the six month period ended June 30, 2016, the Company incurred $0.1 million in advisory fees payable to the Advisor. Subsequent to the Internalization, such payments were no longer made.

Earn-Out Payments

During the year ended December 31, 2015, the 70% and 80% earn-out occupancy and net operating income thresholds were met at the Central Fairwinds property. This triggered a payment of approximately $3.2 million to Second City which was made on August 6, 2015 and a second payment of approximately $3.8 million which was made on March 3, 2016.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $1.9 million at March 31, 2016 due to a $3.8 million payment in March 2016, satisfied through the issuance of common stock and common units. The fair value was unchanged at June 30, 2016.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of June 30, 2016 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2016	$27,671
2017	53,718
2018	46,370
2019	40,035
2020	36,071
Thereafter	118,793

$322,658

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Fifteen state government tenants currently have the exercisable right to terminate their leases if the applicable state legislation does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 20.4% of the Company’s total future minimum lease payments as of June 30, 2016.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2016 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

On April 5, 2016, the Company completed a public offering pursuant to which the Company sold 8,050,000 shares of its common stock to the public at a price of $11.40 per share, inclusive of the overallotment option. The Company raised $91.8 million in gross proceeds, resulting in net proceeds to us of approximately $86.7 million after deducting $5.1 million in underwriting discounts and other expenses related to the offering.

Non-controlling Interests

Non-controlling interests in the Company represent common units not held by the Company. Non-controlling interests consisted of 3,201,085 common units and represented an approximately 13.1% interest in the Operating Partnership as of June 30, 2016. Common units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the tendered common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the six months ended June 30, 2016, 45,000 common units were converted to common stock.

Common Stock and Common Unit Distributions

On June 20, 2016, the Company’s board of directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended June 30, 2016. The dividend was paid on July 21, 2016 to stockholders and common unitholders of record as of July 5, 2016 for an aggregate of $5.0 million in dividends to stockholders and $0.7 million to common unitholders, totaling $5.7 million.

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

During the six months ended June 30, 2016, 78,250 restricted stock units (“RSUs”) were granted to directors and non-executive employees with a fair value of $1.0 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the six months ended June 30, 2016, the Company recognized net compensation expense of $1.2 million related to the RSUs.

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

11. Subsequent Events

On July 12, 2016, the Company, through the Operating Partnership, completed the acquisition of properties located in Orlando, Florida, known as FRP Collection, for $49.8 million.

On July 14, 2016, the Company issued a total of 3,126,084 shares of its common stock to certain of the limited partners (“Second City”) of the Operating Partnership. The shares of common stock were issued in connection with Second City’s redemption of a total of 3,126,084 common units pursuant to the terms of the Operating Partnership’s limited partnership agreement, as amended and restated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated financial statements and the related notes thereto of the City Office REIT, Inc. contained in this Quarterly Report on Form 10-Q.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	our ability to hire and retain key personnel;

•	our expectations regarding our ability to achieve higher profitability and lowered expenses as a result of the Internalization;

•	changes in the real estate industry and in performance of the financial markets;

•	competition in the leasing market;

•	the demand for and market acceptance of our properties for rental purposes;

•	the amount and growth of our expenses;

•	tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets;

•	defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters;

•	risks associated with property acquisitions and dispositions or the failure to acquire or sell properties as and when anticipated;

•	the outcome of claims and litigation involving or affecting the Company;

•	the ability to satisfy conditions necessary to close pending transactions;

•	our failure to maintain our status as a real estate investment trust, or REIT; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the Operating Partnership’s partnership agreement to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners.

The Company has elected to be taxed and will continue to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) under the Code. Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the Sellers, which include the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company was required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reached the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. The Company paid an additional $3.5 million in the first quarter of 2016 representing the payments made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the six months ended June 30, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement that eliminates the payment of acquisition fees by the Company to the Company’s former external Advisor. In addition, each of the Company’s executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately eleven additional former employees of the Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement with Second City Capital II Corporation and Second City Real Estate II Corporation, related entities controlled by Mr. Belzberg. The Administrative Services Agreement has a three year term and pursuant to the agreement, the Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

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

On June 15, 2016, the Company sold the Corporate Parkway property in Allentown, Pennsylvania for a sales price of $44.9 million, resulting in an aggregate net gain of $15.9 million, net of $2.0 million in costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made. In accordance with ASU 2014-08, the sale was not considered a discontinued operation. Proceeds from the sale were applied subsequently in a like-kind exchange so as to qualify for tax-deferred treatment under Section 1031 of the Code. Net proceeds after debt repayments and costs are presented in restricted cash on the Company’s balance sheet.

Indebtedness

For additional information regarding these mortgage loans and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of June 30, 2016, we owned 14 properties comprised of 28 office buildings with a total of approximately 3.2 million square feet of net rentable area (“NRA”). As of June 30, 2016, our properties were approximately 88.3% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Lake Vista Pointe, FRP Ingenuity Drive and Superior Pointe properties have triple net leases. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of June 30, 2016, our properties were approximately 88.3% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of June 30, 2016, we own fourteen office complexes comprised of 28 office buildings with a total of approximately 3.2 million square feet of NRA in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Dallas (TX) and Orlando (FL). The following table presents an overview of our portfolio as of June 30, 2016 (properties listed by descending NRA by market).

Metropolitan Area	Property	Year Built/ Last Major Renovation(1)	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	In Place & Committed Occupancy(2)	Annualized Base Rent Per Square Foot	Annualized Gross Rent Per Square Foot(3)	Annualized Base Rent (000s)(4)	Largest Tenant by NRA
Denver, CO	Cherry Creek	1962 – 1980 / 2012	100.0%	356	100.0%	100.0%	$17.24	$17.24	$6,134	State of Colorado Department of Health
	Plaza 25	1981 /2006	100.0%	196	86.3%	86.3%	$20.51	$20.51	$3,461	Recondo Technology, Inc
	DTC Crossroads	1999 / 2015	100.0%	191	92.4%	92.4%	$24.68	$24.68	$4,353	ProBuild Holdings, Inc.
	Superior Pointe	2000	100.0%	149	89.8%	89.8%	$15.03	$26.03	$2,011	KeyBank National Association
	Logan Tower	1983 / 2014	100.0%	70	97.1%	97.1%	$18.94	$18.94	$1,287	State of Colorado Governor’s Energy
Boise, ID	Washington Group Plaza	1970 – 1982 / 2012	100.0%	581	58.2%	83.9%	$17.94	$17.94	$6,064	Idaho State Tax Commission
Tampa, FL	City Center	1984 / 2012	95.0%	241	100.0%	100.0%	$23.77	$23.77	$5,729	Kobie Marketing, Inc.
	Intellicenter	2008	100.0%	204	100.0%	100.0%	$22.29	$22.29	$4,536	H. Lee Moffitt Cancer Center
	Carillon Point	2007	100.0%	124	100.0%	100.0%	$25.87	$25.87	$3,212	Paychex, Inc.
Dallas, TX	190 Office Center	2008	100.0%	303	96.9%	96.9%	$23.09	$23.09	$6,789	United Healthcare Services, Inc.
	Lake Vista Pointe	2007	100.0%	163	100.0%	100.0%	$14.50	$21.00	$2,368	Ally Financial Inc.
Portland, OR	AmberGlen	1984 /2002	76.0%	353	85.9%	85.9%	$16.88	$18.21	$5,125	Planar Systems, Inc.
Orlando, FL	Central Fairwinds	1982 / 2012	90.0%	170	88.2%	88.2%	$25.74	$25.74	$3,849	Fairwinds Credit Union
	FRP Ingenuity Drive (5)	1999	100.0%	125	100.0%	100.0%	$20.00	$28.00	$2,490	Kaplan, Inc.

Total/Weighted Average:				3,226	88.2%	92.8%	$20.18	$21.57	$57,408

(1)	We define major renovation as significant upgrades, alterations or additions to building common areas, interiors, exteriors and/or systems.
(2)	Includes both in place and committed tenants, which we define as tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of June 30, 2016.
(3)	For Lake Vista Pointe, FRP Ingenuity Drive and Superior Pointe, the annualized base rent per square foot on a triple net basis was increased by $6.50, $8.00 and $11.00 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $6.50 on a pro rata basis.
(4)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2016 by (ii) 12.
(5)	We previously referred to this property as “Florida Research Park”. Subsequent to quarter end, we acquired the FRP Collection, also located at the Florida Research Park.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $4.5 million, or 38%, to $16.1 million for the three month period ended June 30, 2016 compared to $11.6 million in the corresponding period in 2015. $0.8 million of this increase was attributed to the acquisition of Superior Pointe in June 2015, $1.1 million from the acquisition of DTC Crossroads in June 2015, $1.9 million from the acquisition of 190 Office Center in September 2015 and $1.4 million from the acquisition of Intellicenter in September 2015. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $0.5 million and $0.1 million respectively due to the downtime associated with tenant improvement work for new tenants at each property replacing tenants who departed on December 31, 2015. Corporate Parkway decreased by $0.1 million due to the sale of the property in June 2016. Central Fairwinds, City Center, Cherry Creek, Plaza 25, Lake Vista Pointe and FRP Ingenuity Drive revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $4.0 million, or 39%, to $14.2 million for the three month period ended June 30, 2016 compared to $10.2 million for the three months ended June 30, 2015. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of the Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $0.5 million, $1.0 million, $1.9 million and $1.2 million in rental income, respectively, to the 2016 period rental income. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $0.5 million and $0.2 million due to the tenant departures described above and Corporate Parkway decreased by $0.1 million due to the sale of the property in June 2016.

Expense Reimbursement. Total expense reimbursement increased $0.4 million, or 36%, to $1.6 million for the three month period ended June 30, 2016 compared to $1.2 million for the same period in 2015, primarily due to the acquisition of the Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues was unchanged compared to the prior year.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $3.6 million, or 33%, to $14.4 million for the three month period ended June 30, 2016, from $10.8 million for the same period in 2015, primarily due to the property acquisitions described above. Total operating expenses increased by $0.5 million, $0.9 million, $1.6 million, and $0.9 million, respectively, from the acquisition of Superior Pointe in June 2015, the acquisition of DTC Crossroads in June 2015, the acquisition of 190 Office Center in September 2015 and the acquisition of Intellicenter in September 2015. City Center, AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza, Cherry Creek, Plaza 25, Lake Vista Pointe, FRP Ingenuity Drive and Logan Tower operating expenses were relatively unchanged in comparison to the prior year period. The remaining increase relates to slight increases in stock-based compensation, and general and administrative expenses related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.1 million, or 51%, to $6.2 million for the three month period ended June 30, 2015 from $4.1 million for the same period in 2015. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $0.3 million, $0.5 million, $0.8 million, and $0.4 million, in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0.1 for the three month period ended June 30, 2016 compared to $0.9 million in the prior year. The acquisition costs in the current year related to the Carillon Point acquisition which occurred in June 2016. The 2015 costs are related to the Superior Pointe and DTC Crossroads acquisitions in the prior year.

Base Management Fee. Base Management Fee was nil for the three month period ended June 30, 2016 compared to $0.3 million for the three months ended June 30, 2015 representing the fee paid to our former external Advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

Stock-Based Compensation. Stock-based compensation increased $0.1 million, or 21%, to $0.6 million for the three month period ended June 30, 2016 compared to $0.5 million for the three month period ended June 30, 2015. The increase is a result of the additional grants authorized by the Compensation Committee of our Board of Directors during its 2015 and 2016 meetings.

General and Administrative. General and administrative expenses increased $0.4 million, or 88%, to $0.9 million for the three month period ended June 30, 2016 compared to the same period in 2015. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company pays following the closing of the Internalization on February 1, 2016.

Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 45%, to $6.5 million for the three month period ended June 30, 2016 compared to $4.5 million for the same period in 2015, primarily due to the addition of the Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $1.1 million, or 48%, to $3.4 million for the three month period ended June 30, 2016, compared to $2.3 million for the corresponding period in 2015. The increase was primarily due to interest expense related to acquisitions. Interest expense for the 190 Office Center and Intellicenter debt was $0.5 million and $0.4 million respectively in 2016.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of Corporate Parkway in June 2016. No sales were made in the prior year.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $9.5 million, or 41%, to

$32.4 million for the six month period ended June 30, 2016 compared to $22.9 million in the corresponding period in 2015. $1.6 million of this increase was attributed to the acquisition of Superior Pointe in June 2015, $2.2 million from the acquisition of DTC Crossroads in June 2015, $4.0 million from the acquisition of 190 Office Center in September 2015 and $2.7 million from the acquisition of Intellicenter in September 2015. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $1.0 million and $0.3 million respectively due to the downtime associated with tenant improvement work for new tenants at each property replacing tenants who departed on December 31, 2015. Corporate Parkway decreased by $0.3 million due to the sale of the property in June 2016. Central Fairwinds, City Center, Cherry Creek, Plaza 25, Lake Vista Pointe and FRP Ingenuity Drive revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $8.0 million, or 40%, to $28.3 million for the six month period ended June 30, 2016 compared to $20.2 million for the six months ended June 30, 2015. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $1.0 million, $2.0 million, $3.7 million and $2.5 million in rental income, respectively, to the 2016 period rental income. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $1.0 million and $0.3 million due to the tenant departures described above. Corporate Parkway decreased by $0.3 million due to the sale of the property in June 2016.

Expense Reimbursement. Total expense reimbursement increased $1.3 million, or 64%, to $3.3 million for the six month period ended June 30, 2016 compared to $2.0 million for the same period in 2015, primarily due to the acquisition of the Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.1 million, or 21%, to $0.7 million compared to $0.6 million for the same period in 2015. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower and DTC Crossroads with the largest contribution from City Center parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $14.8 million, or 71%, to $35.5 million for the six month period ended June 30, 2016, from $20.7 million for the same period in 2015, primarily due to the external advisor acquisition costs of $7.0 million which occurred on February 1, 2016 and the property acquisitions described above. Total operating expenses increased by $1.4 million, $1.8 million, $3.1 million, $1.7 million, respectively, from the acquisition of Superior Pointe in June 2015, the acquisition of DTC Crossroads in June 2015, the acquisition of 190 Office Center in September 2015 and the acquisition of Intellicenter in September 2015. City Center, AmberGlen, Central Fairwinds, Corporate Parkway, Washington Group Plaza, Cherry Creek, Plaza 25, Lake Vista Pointe, FRP Ingenuity Drive and Logan Tower operating expenses were relatively unchanged in comparison to the prior year period. The remaining increase relates to slight increases in stock-based compensation, base management fees and general and administrative expenses related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $4.2 million, or 50%, to $12.4 million for the six month period ended June 30, 2016 from $8.2 million for the same period in 2015. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties contributed an additional $0.7 million, $1.0 million, $1.6 million, and $0.8 million, in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0.1 for the six month period ended June 30, 2016 compared to $1.1 million in the prior year. The acquisition costs in the current year related to the Carillon Point acquisition which occurred in June 2016. The 2015 costs are related to the Logan Tower, Superior Pointe and DTC Crossroads acquisitions in the prior year.

Base Management Fee. Base Management Fee decreased $0.6 million, or 83%, to $0.1 million for the six month period ended June 30, 2016 compared to $0.7 million for the six months ended June 30, 2015 representing the fee paid to our former external Advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

Stock-Based Compensation. Stock-based compensation increased $0.2 million, or 26%, to $1.1 million for the six month period ended June 30, 2016 compared to $0.9 million for the six month period ended June 30, 2015. The increase is a result of the additional grants authorized by the Compensation Committee of our Board of Directors during 2015 and 2016 meetings.

General and Administrative. General and administrative expenses increased $0.7 million, or 81%, to $1.6 million for the six month period ended June 30, 2016 compared to the same period in 2015. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company will pay going forward following the Internalization.

Depreciation and Amortization. Depreciation and amortization increased $4.2 million, or 47%, to $13 million for the six month period ended June 30, 2016 compared to $8.9 million for the same period in 2015, primarily due to the addition of the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $2.9 million, or 65%, to $7.4 million for the six month period ended June 30, 2016, compared to $4.5 million for the corresponding period in 2015. The increase was primarily due to interest expense related to acquisitions. Interest expense for the 190 Office Center and IntelliCenter property level debt was $1.0 million, and $0.8 million respectively in 2016, and the interest expense on the secured line of credit increased by $0.8 million over the same period in 2015.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of Corporate Parkway in June 2016. No sales were made in the prior year.

Cash Flows

Comparison of Period Ended June 30, 2016 to Period Ended June 30, 2015

Cash and cash equivalents were $7.7 million and $11.3 million as of June 30, 2016 and June 30, 2015, respectively.

Cash flow from operating activities. Net cash provided by operating activities decreased by $4.0 million to $1.6 million for the six months ended June 30, 2016 compared to $5.6 million for the same period in 2015. The decrease was primarily attributable to the Internalization costs and sale of Corporate Parkway in 2016 which were offset by an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash provided by investing activities increased by $84.0 million to $10.4 million for the six months ended June 30, 2016 compared to $73.7 million used for the same period in 2015. The increase was primarily due to the of the sale of Corporate Parkway in June 2016. The $73.7 million incurred in 2015 primarily related to the purchase of Logan Tower, Superior Pointe and DTC Crossroad properties.

Cash flow from financing activities. Net cash provided by financing activities decreased by $57.0 million to $12.5 million use of cash for the six months ended June 30, 2016 compared to $44.5 million for the same period in 2015. Cash flow from financing activities decreased primarily due to repayment of borrowings from the Secured Credit Facility in 2016.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $7.7 million of cash and cash equivalents and $53.0 million of restricted cash as of June 30, 2016. In addition, we had drawn $17 million from the Secured Credit Facility.

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

On June 15, 2016, the Company sold the Corporate Parkway property in Allentown, Pensylvania for a sales price of $44.9 million, resulting in an aggregate net gain of $15.9 million, net of $2.0 million in costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made. In accordance with ASU 2014-08, the sale was not considered a discontinued operation. Proceeds from the sale were applied subsequently in a like-kind exchange so as to qualify for tax-deferred treatment under Section 1031 of the Code. Net proceeds after debt repayments and costs are presented in restricted cash on the Company’s balance sheet.

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

Consolidated Indebtedness as of June 30, 2016

As of June 30, 2016, we had approximately $293.0 million of outstanding consolidated indebtedness, 94.2% of which is fixed rate debt. The following table sets forth information as of June 30, 2016 with respect to our outstanding indebtedness (in thousands).

Debt	June 30, 2016	Interest Rate as of June 30, 2016	Maturity Date
Secured Credit Facility (1)	$17,000	LIBOR(2) +2.75%	June 2018
Washington Group Plaza (3)	33,335	3.85	July 2018
AmberGlen Mortgage Loan (4)	24,507	4.38	May 2019
Midland Life Insurance (5)	90,871	4.34	May 2021
Lake Vista Pointe (3)	18,460	4.28	August 2024
FRP Ingenuity Drive (3)(6)	17,000	4.44	December 2024
Plaza 25 (3)(7)	17,000	4.10	July 2025
190 Office Center (7)	41,250	4.79	October 2025
Intellicenter (7)	33,563	4.65	October 2025

Total	$292,986

(1)	At June 30, 2016 the Secured Credit Facility had $75 million authorized and $17 million drawn. In addition, the Secured Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires us to maintain a fixed charge coverage ratio of no less than 1.60x. At June 30, 2016, the Secured Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, and Superior Pointe.

(2)	As of June 30, 2016, the one month LIBOR rate was 0.45%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 14, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	We are required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x and 1.20x respectively for each of Plaza 25, 190 Office Center and Intellicenter.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of June 30, 2016, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2016	2017-2018	2019-2020	More than 5 years
Principal payments on debt	$292,986	$1,315	$55,042	$30,377	$206,252
Interest payments	76,005	6,352	24,259	19,322	26,072
Tenant-related commitments(1)	8,923	7,778	131	1,000	14

Total	$377,914	$15,445	$79,432	$50,699	$232,338

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2016 and December 31, 2015, our Company did not have any outstanding derivatives.

As of June 30, 2016, approximately $276.0 million, or 94.2%, of our debt had fixed interest rates and approximately $17.0 million, or 5.8%, had variable interest rates. The variable rate indebtedness relates to borrowings under the Secured Credit Facility.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of June 30, 2016, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.2 million annually. If LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $0.2 million annually.

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

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: August 4, 2016
	By:	/s/ James Farrar
James Farrar

Chief Executive Officer
Date: August 4, 2016
	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer