Form 10-Q
period 2016-09-30
City Office REIT, Inc.
filed 2016-11-07
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes ☒    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        ☒Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes ☐    ☒ No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 3, 2016 was 24,382,226.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets (Note 1)

(Unaudited)

(In thousands, except par value and share data)

	September 30, 2016	December 31, 2015
Assets
Real estate properties
Land	$98,651	$90,205
Building and improvement	289,311	256,317
Tenant improvement	44,699	35,069
Furniture, fixtures and equipment	220	198

	432,881	381,789
Accumulated depreciation	(34,290)	(26,909)

	398,591	354,880

Cash and cash equivalents	12,022	8,138
Restricted cash	17,009	15,176
Rents receivable, net	14,026	14,382
Deferred leasing costs, net of accumulated amortization	4,612	5,074
Acquired lease intangibles assets, net	38,607	40,990
Prepaid expenses and other assets	2,562	1,567

Total Assets	$487,429	$440,207

Liabilities and Equity
Liabilities:
Debt	$302,769	$341,278
Accounts payable and accrued liabilities	11,270	8,745
Deferred rent	4,873	2,653
Tenant rent deposits	2,120	2,178
Acquired lease intangibles liability, net	2,161	2,292
Dividend distributions payable	5,739	3,663
Earn-out liability	1,900	5,678

Total Liabilities	330,832	366,487

Commitments and Contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,382,226 and 12,517,777 shares issued and outstanding	244	125
Additional paid-in capital	198,792	95,318
Accumulated deficit	(42,798)	(29,598)

Total Stockholders’ Equity	156,238	65,845
Operating Partnership unitholders’ non-controlling interests	121	8,550
Non-controlling interests in properties	238	(675)

Total Equity	156,597	73,720

Total Liabilities and Equity	$487,429	$440,207

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations (Note 1)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$16,644	$12,601	$44,919	$32,838
Expense reimbursement	1,805	1,701	5,149	3,737
Other	342	313	1,090	934

Total Revenues	18,791	14,615	51,158	37,509

Operating Expenses:
Property operating expenses	7,385	5,521	19,779	13,764
Acquisition costs	252	1,802	339	2,893
Stock based compensation	630	487	1,788	1,403
General and administrative	1,122	411	2,751	1,313
Base management fee	—	322	109	981
External advisor acquisition	—	174	7,045	174
Depreciation and amortization	7,763	5,888	20,834	14,788

Total Operating Expenses	17,152	14,605	52,645	35,316

Operating income/(loss)	1,639	10	(1,487)	2,193
Interest Expense:
Contractual interest expense	(3,321)	(2,798)	(10,206)	(6,910)
Amortization of deferred financing costs	(200)	(196)	(671)	(550)

	(3,521)	(2,994)	(10,877)	(7,460)

Change in fair value of earn-out	—	—	—	(600)
Net gain on sale of real estate property	—	—	15,934	—

Net (loss)/income	(1,882)	(2,984)	3,570	(5,867)
Less:
Net income attributable to noncontrolling interests in properties	(65)	(116)	(243)	(371)
Net loss/(income) attributable to Operating Partnership unitholders’ noncontrolling interests	3	601	(871)	1,199

Net (loss)/income attributable to stockholders	$(1,944)	$(2,499)	$2,456	$(5,039)

Net (loss)/income per share:
Basic	$(0.08)	$(0.20)	$0.13	$(0.41)
Diluted	$(0.08)	$(0.20)	$0.11	$(0.41)

Weighted average common shares outstanding:
Basic	23,884	12,473	19,143	12,373
Diluted	23,884	12,473	21,731	12,373

Dividends/distributions declared per common share and unit	$0.235	$0.235	$0.705	$0.705

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statement of Changes in Equity (Note 1)

(Unaudited)

(In thousands)

	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Balance—December 31, 2015	12,518	$125	$95,318	$(29,598)	$65,845	$8,550	$(675)	$ 73,720
Redemption of common units for common stock	3,206	32	10,754	—	10,786	(10,786)	—	—
Restricted stock award grants and vesting	164	2	1,786	—	1,788	—	—	1,788
Internalization payment in shares	297	3	3,461	—	3,464	—	—	3,464
Earn-out payment in shares	147	2	767	—	769	3,009	—	3,778
Net proceeds from sale of common stock	8,050	80	86,706	—	86,786	—	—	86,786
Dividend distributions declared	—	—	—	(15,656)	(15,656)	(1,523)	—	(17,179)
Contributions	—	—	—	—	—	—	1,025	1,025
Distributions	—	—	—	—	—	—	(355)	(355)
Net income	—	—	—	2,456	2,456	871	243	3,570

Balance—September 30, 2016	24,382	$244	$198,792	$(42,798)	$156,238	$121	$238	$156,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows (Note 1)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income/(loss)	$3,570	$(5,867)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	20,834	14,788
Amortization of deferred financing costs	671	550
Amortization of above/below market leases	139	361
Increase in straight-line rent	(3,901)	(805)
Non-cash stock compensation	1,788	1,403
Change in fair value of earn-out	—	600
Internalization shares issued	3,464	—
Net gain on sale of real estate property	(15,934)	—
Changes in non-cash working capital:
Rents receivable, net	(949)	(3,890)
Prepaid expenses and other assets	(828)	(540)
Accounts payable and accrued liabilities	2,010	4,950
Deferred rent	2,213	934
Tenant rent deposits	(289)	(13)

Net Cash Provided By Operating Activities	12,788	12,471

Cash Flows to Investing Activities:
Additions to real estate properties	(7,183)	(3,522)
Acquisition of real estate	(75,073)	(166,724)
Net proceeds from sale of real estate	42,983	—
Deferred leasing costs	(973)	(2,871)

Net Cash Used In Investing Activities	(40,246)	(173,117)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	86,786	—
Debt issuance and extinguishment costs	(718)	(1,234)
Proceeds from mortgage loan payable	30,875	105,812
Proceeds from Secured Credit Facility	—	50,000
Repayment of mortgage loans payable	(19,338)	(807)
Repayment of Secured Credit Facility	(50,000)	—
Contributions from non-controlling interests in properties	1,025	—
Distributions to non-controlling interests in properties	(355)	(310)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(15,100)	(10,834)
Change in restricted cash	(1,833)	(6,327)

Net Cash Provided By Financing Activities	31,342	136,300

Net Increase/(Decrease) in Cash and Cash Equivalents	3,884	(24,346)
Cash and Cash Equivalents, Beginning of Period	8,138	34,862

Cash and Cash Equivalents, End of Period	$12,022	$10,516

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,354	$6,472
Earn-out payment in common stock	$3,778	$3,163

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

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. (the “Advisor”) pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Advisor (the “Sellers”), which included the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company was required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reached the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. The Company paid an additional $3.5 million in the first quarter of 2016 representing the payments to be made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the nine months ended September 30, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a Company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is permitted, but not prior to the original effective date of January 1, 2017. The new standard will be effective for the Company on January 1, 2018. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance must be applied retrospectively to each prior period presented. The Company adopted ASU 2015-3 on January 1, 2016 and retrospectively reclassified $3.4 million of debt issuance costs as of December 31, 2015 from deferred financing costs, net.

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

In March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

3. Real Estate Investments

Acquisitions

During the nine months September 30, 2016 and 2015, the Company, through the Operating Partnership, acquired the following properties:

Property	Date Acquired	Percentage Owned
FRP Collection	July 2016	95%
Carillon Point	June 2016	100%
Intellicenter	September 2015	100%
190 Office Center	September 2015	100%
DTC Crossroads	June 2015	100%
Superior Pointe	June 2015	100%
Logan Tower	February 2015	100%

The above acquisitions have been accounted for as business combinations.

The following table summarizes the Company’s preliminary allocations of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2016 (in thousands):

	Carillon Point	FRP Collection	Total September 30, 2016
Land	$5,172	$7,031	$12,203
Buildings and improvements	14,500	36,480	50,980
Tenant improvements	2,816	2,219	5,035
Acquired intangible assets	3,851	3,932	7,783
Prepaid expenses and other assets	73	101	174
Accounts payable and other liabilities	(217)	(532)	(749)
Lease intangible liabilities	(353)	-	(353)

Total consideration	$25,842	$49,231	$75,073

On September 24, 2016, the Company, through a wholly-owned subsidiary of the Operating Partnership, entered into a Contract of Purchase and Sale to acquire 5090 N 40th St, a 175,835 square foot Class A multi-tenant property in Phoenix, Arizona for $42.6 million. The deposit for the transaction became non-refundable after September 30, 2016. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2015 (in thousands):

	Logan Tower	Superior Pointe	DTC Crossroads	190 Office Center	Intellicenter	Total September 30, 2015

Land	$1,306	$3,153	$7,137	$7,162	$5,244	$24,002
Buildings and improvements	7,844	19,250	22,545	39,367	31,359	120,365
Tenant improvements	353	584	638	323	2,919	4,817
Acquired intangible assets	1,274	2,866	4,152	5,673	7,742	21,707
Prepaid expenses and other assets	-	24	-	64	-	88
Accounts payable and other liabilities	(48)	(316)	(605)	(720)	(321)	(2,010)
Lease intangible liabilities	(306)	(53)	(353)	(805)	(664)	(2,181)

Total Consideration	$10,423	$25,508	$33,514	$51,064	$46,279	$166,788

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

The following table presents the unaudited revenues and income from continuing operations for Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center, Intellicenter, Carillon Point and FRP Collection on a pro forma basis as if the Company had completed the acquisition of the property as of January 1, 2015 (in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Total revenues as reported by City Office REIT, Inc.	$51,158	$37,509
Plus: Logan Tower	—	143
Plus: Superior Pointe	—	1,666
Plus: DTC Crossroads	—	1,904
Plus: 190 Office Center	—	3,798
Plus: Intellicenter	—	3,196
Plus: Carillon Point	1,095	2,513
Plus: FRP Collection	3,080	4,408

Pro forma total revenues	$55,333	$55,137

Total operating (loss)/income as reported by City Office REIT, Inc.	$(1,487)	$2,193
Property acquisition costs	230	(230)
Plus: Logan Tower	—	(13)
Plus: Superior Pointe	—	(86)
Plus: DTC Crossroads	—	(59)
Plus: 190 Office Center	—	(233)
Plus: Intellicenter	—	930
Plus: Carillon Point	(137)	554
Plus: FRP Collection	(711)	(845)

Pro forma operating (loss)/income	$(2,105)	$2,211

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of September 30, 2016 and December 31, 2015 were comprised as follows (in thousands):

September 30, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$6,035	$45,275	$19,856	$71,166	$(3,280)	$(138)	$(3,418)
Accumulated amortization	(3,453)	(21,521)	(7,585)	(32,559)	1,230	27	1,257

	$2,582	$23,754	$12,271	$38,607	$(2,050)	$(111)	$(2,161)

December 31, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$5,616	$44,478	$17,530	$67,624	$(2,928)	$(138)	$(3,066)
Accumulated amortization	(2,830)	(17,641)	(6,163)	(26,634)	750	24	774

	$2,786	$26,837	$11,367	$40,990	$(2,178)	$(114)	$(2,292)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2016	$2,913
2017	10,835
2018	6,832
2019	4,753
2020	3,899
Thereafter	7,214

$36,446

5. Debt

The following table summarizes the secured indebtedness as of September 30, 2016 and December 31, 2015 (in thousands):

Property	September 30, 2016	December 31, 2015	Interest Rate as of September 30, 2016	Maturity
Secured Credit Facility (1)	$-	$50,000	LIBOR +2.25%(2)	June 2018
Washington Group Plaza (3)	33,168	33,669	3.85	July 2018
AmberGlen Mortgage Loan (4)	24,394	24,729	4.38	May 2019
Midland Life Insurance (5)	90,498	95,000	4.34	May 2021
Lake Vista Pointe (3)	18,460	18,460	4.28	August 2024
FRP Ingenuity Drive (3)(6)	17,000	17,000	4.44	December 2024
Plaza 25 (3)(7)	17,000	17,000	4.10	July 2025
190 Office Center (7)	41,250	41,250	4.79	October 2025
Intellicenter (7)	33,563	33,563	4.65	October 2025
FRP Collection (7)	30,875	-	3.85	September 2023
Term Loan	-	14,000	LIBOR+6.00%(2)	-

Total Principal	$306,208	$344,671
Deferred financing costs, net	(3,439)	(3,393)

Total	$302,769	$341,278

All interest rates are fixed interest rates with the exception of the secured credit facility (“Secured Credit Facility”) and Term Loan (“Term Loan”) as explained in footnote 1 below.

(1)	At September 30, 2016 the Secured Credit Facility had $75 million authorized and undrawn. In addition, the Secured Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At September 30, 2016, the Secured Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower and Superior Pointe.
(2)	As of September 30, 2016, the one month LIBOR rate was 0.50%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x and 1.40x respectively for each of Plaza 25, 190 Office Center, Intellicenter and FRP Collection.

The scheduled principal repayments of debt as of September 30, 2016 are as follows (in thousands):

2016	$799
2017	3,524
2018	35,668
2019	27,154
2020	4,463
Thereafter	234,600

Total	$306,208

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

Earn-Out Liability

The fair value of the Central Fairwinds earn-out (Note 9) was derived by making assumptions on the timing of the lease up of vacant space and the gross effective rents of those new leases and then applying an 8% discount rate to the resulting cash-flows to obtain a present value. The earn-out valuation assumes that approximately 1,500 square feet of additional leasing is completed between the date of the valuation and the end of the calculation period which would take the earn-out occupancy from 88% at September 30, 2016 to 89% by January 2017 and stabilized at that level thereafter. The net effective rent and incremental operating costs per square foot is assumed to be $14 and $3, respectively.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $1.9 million at September 30, 2016 due to a $3.8 million payment in March 2016, satisfied through the issuance of common stock and common units.

Level 3 sensitivity analysis:

The Company applies judgment in determining unobservable inputs used to calculate the fair value of Level 3 instruments. Level 3 instruments held by the Company include the earn-out. The unobservable inputs used in the valuation of the earn-out primarily include the net effective rent assumptions. A sensitivity analysis has been performed to determine the potential gain or loss by varying the significant unobservable inputs by increasing or decreasing them by 10%. The impact of applying these other reasonably possible inputs is a potential loss and a potential gain of approximately $50,000. This potential gain or loss would be recorded through profit and loss.

Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $318.4 million and $285.9 million as of September 30, 2016 and December 31, 2015, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

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

Property Management Fees

Four of the Company’s properties (City Center, Central Fairwinds, AmberGlen and FRP Collection) have engaged related parties to perform asset and property management services for a fee ranging from 2.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these four properties totaled $0.4 million for each of the nine months ended September 30, 2016 and 2015, respectively.

Advisory Fee

During the nine month period ended September 30, 2016, the Company incurred $0.1 million in advisory fees payable to the Advisor. Subsequent to the Internalization, such payments were no longer made.

Earn-Out Payments

During the year ended December 31, 2015, the 70% and 80% earn-out occupancy and net operating income thresholds were met at the Central Fairwinds property. This triggered a payment of approximately $3.2 million to Second City which was made on August 6, 2015 and a second payment of approximately $3.8 million which was made on March 3, 2016.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $1.9 million at March 31, 2016 due to a $3.8 million payment in March 2016, satisfied through the issuance of common stock and common units. The fair value was unchanged at September 30, 2016.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of September 30, 2016 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2016	$14,915
2017	56,538
2018	48,536
2019	43,189
2020	38,973
Thereafter	120,420

$322,571

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Thirteen state government tenants currently have the exercisable right to terminate their leases if the applicable state legislation does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 21.1% of the Company’s total future minimum lease payments as of September 30, 2016.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2016 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

On February 1, 2016, the Company closed on the Internalization. Upon closing of the Internalization, the Company and certain of its subsidiaries acquired all of the outstanding stock of the Advisor. Pursuant to the Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock to the sellers. In addition, the Company recorded $3.5 million in the first quarter of 2016 in payments to the sellers upon reaching certain fully diluted market capitalization thresholds.

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

On July 14, 2016, the Company issued a total of 3,126,084 shares of its common stock to certain members of Second City in connection with Second City’s redemption of a total of 3,126,084 common units of limited partnership interest in the Operating Partnership.

Non-controlling Interests

Non-controlling interests in the Company represent common units not held by the Company. Non-controlling interests consisted of 40,001 common units and represented an approximately 0.2% interest in the Operating Partnership as of September 30, 2016. Common units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the tendered common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the nine months ended September 30, 2016, 3,206,084 common units were redeemed for shares of common stock.

Common Stock and Common Unit Distributions

On September 15, 2016, the Company’s board of directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended September 30, 2016. The dividend was paid on October 25, 2016 to stockholders and common unitholders of record as of October 11, 2016 for an aggregate of $5.7 million.

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

During the nine months ended September 30, 2016, 78,250 restricted stock units (“RSUs”) were granted to directors and non-executive employees with a fair value of $1.0 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the nine months ended September 30, 2016, the Company recognized net compensation expense of $1.8 million related to the RSUs.

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

11. Subsequent Events

On October 4, 2016, the Company completed a public preferred stock offering pursuant to which we sold 4,000,000 shares of our 6.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) to the public at a price of $25.00 per share. We raised $100.0 million in gross proceeds, resulting in net proceeds to us of approximately $96.5 million after deducting $3.5 million in underwriting discounts and expenses related to the offering. On October 28, 2016, we issued an additional 480,000 shares of Series A Preferred Stock pursuant to the partial exercise of the underwriters’ overallotment option, raising an additional $12.0 million in gross proceeds before underwriting discounts and expenses.

On October 12, 2016, the Company closed on a $17.1 million loan secured by a first mortgage lien on the Carillon Point property in Tampa, Florida. The loan matures in October 2023 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 3.5% per annum.

On October 26, 2016, the Company exercised its option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $75 million to $100 million.

On November 2, 2016, the Company, through a wholly-owned subsidiary of the Operating Partnership in a joint venture with Tampa Street Feldman Tower, LLC, a Florida limited liability company, closed on the acquisition of Park Tower, an approximately 473,000 square foot tower located in Tampa, Florida, for $79.8 million, exclusive of closing costs.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

●	our ability to hire and retain key personnel;

●	our expectations regarding our ability to achieve higher profitability and lowered expenses as a result of the Internalization;

●	changes in the real estate industry and in performance of the financial markets;

●	competition in the leasing market;

●	the demand for and market acceptance of our properties for rental purposes;

●	the amount and growth of our expenses;

●	tenant financial difficulties and general economic conditions, including interest rates, as well as economic conditions in our geographic markets;

●	defaults or non-renewal of leases; risks associated with joint venture partners; the risks associated with the ownership and development of real property, including risks related to natural disasters;

●	risks associated with property acquisitions and dispositions or the failure to acquire or sell properties as and when anticipated;

●	the outcome of claims and litigation involving or affecting the Company;

●	the ability to satisfy conditions necessary to close pending transactions;

●	our failure to maintain our status as a real estate investment trust, or REIT; and

●	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

On July 12, 2016, the Company, through two joint ventures, closed on the acquisition of the FRP Collection located in Orlando, Florida for $49.8 million, exclusive of closing costs and working capital adjustments. The Company acquired a 95% interest in the FRP Collection, with the remaining 5% interest held by the joint venture partners. One of the Company’s subsidiaries is acting as the general partner of each joint venture.

On July 14, 2016, the Company issued a total of 3,126,084 shares of its common stock to certain members of Second City in connection with Second City’s redemption of a total of 3,126,084 common units of limited partnership interest in the Operating Partnership.

On September 24, 2016, the Company, through a wholly-owned subsidiary of the Operating Partnership, entered into a Contract of Purchase and Sale to acquire 5090 N 40th St, a 175,835 square foot Class A multi-tenant property in Phoenix, Arizona for $42.6 million. The deposit for the transaction became non-refundable after September 30, 2016. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions.

On November 2, 2016, the Company, through a wholly-owned subsidiary of the Operating Partnership in a joint venture with Tampa Street Feldman Tower, LLC, a Florida limited liability company, closed on the acquisition of Park Tower, an approximately 473,000 square foot tower located in Tampa, Florida, for $79.8 million, exclusive of closing costs.

Indebtedness

For additional information regarding these mortgage loans and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of September 30, 2016, we owned 15 properties comprised of 33 office buildings with a total of approximately 3.5 million square feet of net rentable area (“NRA”). As of September 30, 2016, our properties were approximately 91.5% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Lake Vista Pointe, FRP Ingenuity Drive and Superior Pointe properties have triple net leases. FRP Collection has triple net leases for three of its tenants. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of September 30, 2016, our properties were approximately 91.5% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of September 30, 2016, we owned fifteen office complexes comprised of 33 office buildings with a total of approximately 3.5 million square feet of NRA in the metropolitan areas of Boise (ID), Denver (CO), Portland (OR), Tampa (FL), Dallas (TX) and Orlando (FL). The following table presents an overview of our portfolio as of September 30, 2016 (properties listed by descending NRA by market).

				NRA			Annualized	Annualized

		Year Built/		(000s		In Place &	Base Rent	Gross Rent	Annualized	Largest

Metropolitan		Last Major	Economic	Square	In Place	Committed	Per Square	Per Square	Base	Tenant

Area	Property	Renovation(1)	Interest	Feet)	Occupancy	Occupancy(2)	Foot	Foot(3)	Rent (000s)(4)	by NRA

Denver, CO	Cherry Creek	1962 – 1980 / 2012	100.0%	356	100.0%	100.0%	$17.61	$17.61	$6,262	State of Colorado Department of Health

	Plaza 25	1981 /2006	100.0%	196	79.0%	79.0%	$20.67	$20.67	$3,194	Recondo Technology, Inc
	DTC Crossroads	1999 / 2015	100.0%	191	92.4%	92.4%	$24.76	$24.76	$4,368	ProBuild Holdings, Inc.
	Superior Pointe	2000	100.0%	149	89.8%	95.8%	$15.06	$26.06	$2,015	KeyBank National Association
	Logan Tower	1983 / 2014	100.0%	70	95.5%	95.5%	$18.95	$18.95	$1,266	State of Colorado Governor’s Energy
Boise, ID	Washington Group Plaza	1970 – 1982 / 2016	100.0%	581	83.7%	83.7%	$17.44	$17.44	$8,482	St. Luke’s Regional Medical Center

Tampa, FL	City Center	1984 / 2012	95.0%	241	100.0%	100.0%	$23.89	$23.89	$5,757	Kobie Marketing, Inc.

	Intellicenter	2008	100.0%	204	100.0%	100.0%	$22.29	$22.29	$4,537	H. Lee Moffitt Cancer Center
	Carillon Point	2007	100.0%	124	100.0%	100.0%	$25.87	$25.87	$3,212	Paychex, Inc.

Orlando, FL	Central Fairwinds	1982 / 2012	90.0%	170	89.0%	89.8%	$25.81	$25.81	$3,897	Fairwinds Credit Union
	FRP Ingenuity Drive	1999	100.0%	125	100.0%	100.0%	$20.00	$28.00	$2,490	Kaplan, Inc.

	FRP Collection	1986 - 1999	95.0%	272	92.9%	92.9%	$24.79	$26.32	$6,254	GSA – Dept of Defense

Dallas, TX	190 Office Center	2008	100.0%	303	86.4%	86.4%	$23.40	$23.40	$6,131	United Healthcare Services, Inc.
	Lake Vista Pointe	2007	100.0%	163	100.0%	100.0%	$14.50	$21.00	$2,368	Ally Financial Inc.

Portland, OR	AmberGlen	1984 /2002	76.0%	353	85.9%	92.1%	$17.32	$18.65	$5,260	Planar Systems, Inc.

Total/Weighted Average:				3,498	91.5%	92.4%	$20.47	$21.82	$65,493

(1)	We define major renovation as significant upgrades, alterations or additions to building common areas, interiors, exteriors and/or systems.
(2)	Includes both in place and committed tenants, which we define as tenants in occupancy as well as tenants that have executed binding leases for space undergoing improvement but are not yet in occupancy, as of September 30, 2016.
(3)	For Lake Vista Pointe, FRP Ingenuity Drive and Superior Pointe, the annualized base rent per square foot on a triple net basis was increased by $6.50, $8.00 and $11.00 respectively, to estimate a gross equivalent base rent. FRP Collection has net leases for three tenants which have been grossed up by $6.00 on a pro-rata basis. AmberGlen has a net lease for one tenant which has been grossed-up by $6.50 on a pro rata basis.
(4)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2016 by (ii) 12.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $4.2 million, or 29%, to $18.8 million for the three month period ended September 30, 2016 compared to $14.6 million in the corresponding period in 2015. $1.4 million of this increase was attributed to the acquisition of 190 Office Center in September 2015, $1.0 million from the acquisition of Intellicenter in September 2015, $0.9 million from the acquisition of Carillon Point in June 2016, and $1.4 million from the acquisition of FRP Collection in July 2016. Plaza 25 increased $0.3 million due to early termination fees received from tenants who departed the property early. Offsetting these increases, AmberGlen decreased by $0.2 million due to the downtime associated with tenant improvement work for a new tenant who replaced a tenant that departed on December 31, 2015. Corporate Parkway decreased by $0.7 million due to the sale of the property in June 2016. Revenues from our remaining portfolio were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $4.0 million, or 32%, to $16.6 million for the three month period ended September 30, 2016 compared to $12.6 million for the three months ended September 30, 2015. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of the 190 Office Center, Intellicenter, Carillon Point and FRP Collection properties contributed an additional $1.3 million, $0.9 million, $0.9 million and $1.2 million in rental income, respectively, to the 2016 period rental income. Rental income from Plaza 25 increased $0.3 million due to early termination fees received from tenants who departed the property early. Offsetting these increases, rental income from AmberGlen decreased by $0.1 million due to the downtime associated with tenant improvement work for a new tenant who replaced a tenant that departed on December 31, 2015. Rental income from Corporate Parkway decreased by $0.7 million due to the sale of the property in June 2016.

Expense Reimbursement. Total expense reimbursement increased $0.1 million, or 6%, to $1.8 million for the three month period ended September 30, 2016 compared to $1.7 million for the same period in 2015, primarily due to the acquisitions of 190 Office Center, Intellicenter and FRP Collection described above. Carillon Point had minimal expense reimbursements.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues was unchanged compared to the prior year.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $2.6 million, or 17%, to $17.2 million for the three month period ended September 30, 2016, from $14.6 million for the same period in 2015, primarily due to the property acquisitions described above. Total operating expenses increased by $0.6 million, $0.2 million, $0.7 million, and $1.6 million, respectively, from the acquisitions of 190 Office Center in September 2015, Intellicenter in September 2015, Carillon Point in June 2016 and FRP Collection in July 2016. Washington Group Plaza operating expenses increased by $0.2 million due to the increased occupancy at the property, and Corporate Parkway operating expenses decreased by $0.6 million due to the sale of the property. The remaining properties operating expenses were relatively unchanged in comparison to the prior year period. The remaining increase relates to slight increases in stock-based compensation, and general and administrative expenses related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.9 million, or 34%, to $7.4 million for the three month period ended September 30, 2016 from $5.5 million for the same period in 2015. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the 190 Office Center, Intellicenter, Carillon Point and FRP Collection properties contributed an additional $0.6 million, $0.4 million, $0.3 million, and $0.4 million, in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0.3 for the three month period ended September 30, 2016 compared to $1.8 million in the prior year. The acquisition costs in the current year related to the FRP Collection acquisition which occurred in July 2016. The 2015 costs are related to the 190 Office Center and Intellicenter acquisitions in the prior year.

Base Management Fee. Base Management Fee was nil for the three month period ended September 30, 2016 compared to $0.3 million for the three months ended September 30, 2015 representing the fee paid to our former external advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

Stock-Based Compensation. Stock-based compensation increased $0.1 million, or 29%, to $0.6 million for the three month period ended September 30, 2016 compared to $0.5 million for the three month period ended September 30, 2015. The increase is a result of the additional grants authorized by the Compensation Committee of our Board of Directors during its 2015 and 2016 meetings.

General and Administrative. General and administrative expenses increased $0.7 million, or 173%, to $1.1 million for the three month period ended September 30, 2016 compared to the same period in 2015. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company now pays following the closing of the Internalization on February 1, 2016.

Depreciation and Amortization. Depreciation and amortization increased $1.9 million, or 32%, to $7.8 million for the three month period ended September 30, 2016 compared to $5.9 million for the same period in 2015, primarily due to the addition of the 190 Office Center, Intellicenter, Carillon Point and FRP Collection properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $0.5 million, or 18%, to $3.5 million for the three month period ended September 30, 2016, compared to $3.0 million for the corresponding period in 2015. The increase was primarily due to interest expense related to acquisitions. Interest expense for the 190 Office Center and Intellicenter debt was $0.4 million and $0.3 million respectively in 2016. These increases were offset by a reduction in the interest expense on the Secured Credit Facility by $0.2 million over the same period in 2015.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $13.6 million, or 36%, to $51.2 million for the nine month period ended September 30, 2016 compared to $37.5 million in the corresponding period in 2015. $1.6 million of this increase was attributed to the acquisition of Superior Pointe in June 2015, $2.2 million from the acquisition of DTC Crossroads in June 2015, $5.4 million from the acquisition of 190 Office Center in September 2015, $3.7 million from the acquisition of Intellicenter in September 2015, $0.9 million from the acquisition of Carillon Point in June 2016 and $1.4 million from the acquisition of FRP Collection in July 2016. Plaza 25 increased $0.3 million due to early termination fees received from tenants who departed the property early. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $1.0 million and $0.6 million respectively due to the downtime associated with tenant improvement work for new tenants at each property replacing tenants who departed on December 31, 2015. Corporate Parkway decreased by $1.0 million due to the sale of the property in June 2016. The remaining properties revenues were relatively unchanged in comparison to the prior year.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $12.1 million, or 37%, to $44.9 million for the nine month period ended September 30, 2016 compared to $32.8 million for the nine months ended September 30, 2015. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Superior Pointe, DTC Crossroads, 190 Office Center, Intellicenter, Carillon Point and FRP Collection properties contributed an additional $1.0 million, $2.0 million, $5.0 million, $3.3 million, $0.9 million and $1.2 million in rental income, respectively, to the 2016 period rental income. Plaza 25 increased $0.3 million due to early termination fees received from tenants who departed the property early. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $0.9 million and $0.3 million due to the tenant departures described above. Corporate Parkway decreased by $1.0 million due to the sale of the property in June 2016.

Expense Reimbursement. Total expense reimbursement increased $1.4 million, or 38%, to $5.1 million for the nine month period ended September 30, 2016 compared to $3.7 million for the same period in 2015, primarily due to the acquisition of the Superior Pointe, DTC Crossroads, 190 Office Center, Intellicenter and FRP Collection properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.1 million, or 16%, to $1.1 million compared to $1.0 million for the same period in 2015. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower and DTC Crossroads with the largest contribution from City Center parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $17.3 million, or 49%, to $52.6 million for the nine month period ended September 30, 2016, from $35.3 million for the same period in 2015, primarily due to the external advisor acquisition costs of $7.0 million which occurred on February 1, 2016 and the property acquisitions described above. Total operating expenses increased by $1.4 million, $1.8 million, $3.7 million, $1.9 million, $0.8 million and $1.6 million respectively, from the acquisition of Superior Pointe in June 2015, the acquisition of DTC Crossroads in June 2015, the acquisition of 190 Office Center in September 2015, the acquisition of Intellicenter in September 2015, the acquisition of Carillon Point in June 2016 and FRP Collection in July 2016. The remaining property operating expenses were relatively unchanged in comparison to the prior year period. The remaining increase relates to slight increases in stock-based compensation, base management fees and general and administrative expenses related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $6.0 million, or 44%, to $19.8 million for the nine month period ended September 30, 2016 from $13.8 million for the same period in 2015. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Superior Pointe, DTC Crossroads, 190 Office Center, Intellicenter, Carillon Point and FRP Collection properties contributed an additional $0.7 million, $1.0 million, $2.1 million, $1.2 million, $0.3 million and $0.4 million, in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0.3 million for the nine month period ended September 30, 2016 compared to $2.9 million in the prior year. The acquisition costs in the current year related to the Carillon Point acquisition which occurred in June 2016 and FRP Collection acquisition which occurred in July 2016. The 2015 costs are related to the Logan Tower, Superior Pointe, DTC Crossroads, Intellicenter and 190 Office Center acquisitions in the prior year.

Base Management Fee. Base Management Fee decreased $0.9 million, or 89%, to $0.1 million for the nine month period ended September 30, 2016 compared to $1.0 million for the nine months ended September 30, 2015 representing the fee paid to our former external advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

Stock-Based Compensation. Stock-based compensation increased $0.4 million, or 27%, to $1.8 million for the nine month period ended September 30, 2016 compared to $1.4 million for the nine month period ended September 30, 2015. The increase is a result of the additional grants authorized by the Compensation Committee of our Board of Directors during 2015 and 2016 meetings.

General and Administrative. General and administrative expenses increased $1.4 million, or 110%, to $2.8 million for the nine month period ended September 30, 2016 compared to the same period in 2015. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company now pays following the closing of the Internalization on February 1, 2016.

Depreciation and Amortization. Depreciation and amortization increased $6.0 million, or 41%, to $20.8 million for the nine month period ended September 30, 2016 compared to $14.8 million for the same period in 2015, primarily due to the addition of the Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center, Intellicenter, Carillon Point and FRP Collection properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $3.4 million, or 46%, to $10.9 million for the nine month period ended September 30, 2016, compared to $7.5 million for the corresponding period in 2015. The increase was primarily due to interest expense related to acquisitions. Interest expense for the 190 Office Center and Intellicenter property level debt increased by $1.4 million, and $1.0 million respectively in 2016, and the interest expense on the secured line of credit increased by $0.6 million over the same period in 2015. Also in June of 2015, property level debt was placed on Plaza 25 which contributed a $0.4 million increase in 2016.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of Corporate Parkway in June 2016. No sales were made in the prior year.

Cash Flows

Comparison of Period Ended September 30, 2016 to Period Ended September 30, 2015

Cash and cash equivalents were $12.0 million and $10.5 million as of September 30, 2016 and September 30, 2015, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $0.3 million to $12.8 million for the nine months ended September 30, 2016 compared to $12.5 million for the same period in 2015. The slight increase was primarily attributable to an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash used in investing activities decreased by $132.9 million to $40.2 million used for the nine months ended September 30, 2016 compared to $173.1 million used for the same period in 2015. The decrease was primarily due to the of the sale of Corporate Parkway in June 2016 which was offset by the purchase of Carillon Point and FRP Collection. The $173.1 million incurred in 2015 primarily related to the purchase of Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties.

Cash flow from financing activities. Net cash provided by financing activities decreased by $105.0 million to $31.3 million for the nine months ended September 30, 2016 compared to $136.3 million for the same period in 2015. Cash flow from financing activities decreased primarily due to repayment of borrowings from the Secured Credit Facility, and decreased loan proceeds in 2016, partially offset by proceeds from a public offering of our common stock that closed in April 2016.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $12.0 million of cash and cash equivalents and $17.0 million of restricted cash as of September 30, 2016.

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

On June 15, 2016, we sold the Corporate Parkway property in Allentown, Pensylvania for a sales price of $44.9 million, resulting in an aggregate net gain of $15.9 million, net of $2.0 million in costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made. In accordance with ASU 2014-08, the sale was not considered a discontinued operation. Proceeds from the sale were applied subsequently in a like-kind exchange so as to qualify for tax-deferred treatment under Section 1031 of the Code. Net proceeds after debt repayments and costs are presented in restricted cash on the Company’s balance sheet.

On September 2, 2016 we closed on a $30.9 million loan secured by a first mortgage lien on the FRP Collection property, in Orlando, Florida. The loan matures in September 2023 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 3.85% per annum.

On October 4, 2016, we completed a public preferred stock offering pursuant to which we sold 4,000,000 shares of our 6.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) to the public at a price of $25.00 per share. We raised $100.0 million in gross proceeds, resulting in net proceeds to us of approximately $96.5 million after deducting $3.5 million in underwriting discounts and expenses related to the offering. On October 28, 2016, we issued an additional 480,000 shares of Series A Preferred Stock pursuant to the partial exercise of the underwriters’ overallotment option, raising an additional $12.0 million in gross proceeds before underwriting discounts and expenses.

On October 12, 2016, we closed on a $17.1 million loan secured by a first mortgage lien on the Carillon Point property in Tampa, Florida. The loan matures in October 2023 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 3.5% per annum.

On October 26, 2016, we exercised our option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $75 million to $100 million.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, proceeds from our Series A Preferred Stock offering, and borrowings under our mortgage loans and Secured Credit Facility.

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

Consolidated Indebtedness as of September 30, 2016

As of September 30, 2016, we had approximately $306.2 million of outstanding consolidated indebtedness, 100% of which is fixed rate debt. The following table sets forth information as of September 30, 2016 with respect to our outstanding indebtedness (in thousands).

Debt	September 30, 2016	Interest Rate as of September 30, 2016	Maturity Date

Secured Credit Facility (1)	$-	LIBOR(2) +2.25%	June 2018
Washington Group Plaza (3)	33,168	3.85	July 2018
AmberGlen Mortgage Loan (4)	24,394	4.38	May 2019
Midland Life Insurance (5)	90,498	4.34	May 2021
Lake Vista Pointe (3)	18,460	4.28	August 2024
FRP Ingenuity Drive (3)(6)	17,000	4.44	December 2024
Plaza 25 (3)(7)	17,000	4.10	July 2025
190 Office Center (7)	41,250	4.79	October 2025
Intellicenter (7)	33,563	4.65	October 2025
FRP Collection (7)	30,875	3.85	September 2023

Total	$306,208

(1)	At September 30, 2016 the Secured Credit Facility had $75 million authorized and undrawn. In addition, the Secured Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires us to maintain a fixed charge coverage ratio of no less than 1.60x. At September 30, 2016, the Secured Credit Facility is cross-collateralized by Central Fairwinds, Logan Tower, and Superior Pointe.
(2)	As of September 30, 2016, the one month LIBOR rate was 0.50%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	We are required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x and 1.40x respectively for each of Plaza 25, 190 Office Center, Intellicenter and FRP Collection.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of September 30, 2016, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)

Contractual Obligation	Total	2016	2017-2018	2019-2020	More than 5 years

Principal payments on debt	$306,208	$799	$39,192	$31,617	$234,600
Interest payments	79,672	3,371	25,781	21,555	28,965
Tenant-related commitments(1)	4,667	3,488	165	1,000	14

Total	$390,547	$7,658	$65,138	$54,172	$263,579

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2016 and December 31, 2015, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. We consider our interest rate exposure to be minimal because as of September 30, 2016, approximately $306.2 million, or 100%, of our debt had fixed interest rates. A 10% increase in LIBOR would not impact our interest costs on debt outstanding as of September 30, 2016, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Secured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 9, 2016, the Company, through a wholly-owned subsidiary of the Operating Partnership in a joint venture with Tampa Street Feldman Tower, LLC, a Florida limited liability company, entered into a purchase and sale agreement with PT Associates L.P. to acquire Park Tower, an approximately 473,000 square foot tower located in Tampa, Florida, for $79.8 million, exclusive of closing costs. This transaction closed on November 2, 2016.

Item 6. Exhibits

Exhibit	Description
Number

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014 as supplemented by the Articles Supplementary filed as Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on September 30, 2016).

4.1	Form of specimen certificate representing the shares of 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on September 30, 2016).

10.1	Loan Agreement, dated September 2, 2016, between the Borrowers and BankUnited, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016).

10.2	Promissory Note, dated September 2, 2016, by the Borrowers to BankUnited, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016).

10.3	Guaranty of Recourse Obligations and Security Agreement, dated September 2, 2016, between City Office REIT Operating Partnership, L.P. and BankUnited, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016).

10.4	Purchase and Sale Agreement, dated September 9, 2016, by and between PT Associates L.P. and City Office Development, LLC. †

10.5	Purchase Agreement, dated September 29, 2016, by and between SCCP Boise, Limited Partnership and St. Luke’s Health System, Ltd. †

10.6	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.

*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: November 7, 2016

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer

Date: November 7, 2016

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer