Form 10-K
period 2016-12-31
City Office REIT, Inc.
filed 2017-03-03
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland	98-1141883
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1075 West Georgia Street

Suite 2010

Vancouver, BC

V6E 3C9

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 806-3366

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $244.3 million, based on the closing sales price of $12.98 per share as reported on the New York Stock Exchange.

As of February 28, 2017 the registrant had 30,172,226 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Certain Relationships and Related Person Transactions,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

PART I

ITEM 1. BUSINESS

Overview

We are an internally-managed Maryland corporation focused on acquiring, owning and operating high-quality office properties located primarily in metropolitan areas in the Southern and Western United States. Our target markets possess a number of attractive demographic and employment characteristics that we believe will lead to capital appreciation and growth in rental income at our properties. Our senior management team has extensive industry relationships and a proven track record in executing this strategy, which we believe provides a competitive advantage to our shareholders.

We believe that our target markets offer the opportunity for attractive risk-adjusted returns due to the following characteristics: favorable economic growth trends, growing populations with above average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, low-cost centers for business operations, proximity to large universities and increasing office occupancy rates. We also believe that new construction of office properties has been limited in most of our markets since 2008 because rental rates in these markets generally have not supported new development. Within our target markets, we focus primarily on Class A and B properties with a purchase price between $25 million and $100 million and expected stabilized capitalization rates generally between seven and eight percent. We believe that there is a lower level of competition for these properties in our target markets because large institutional investors generally have focused on the gateway markets or transactions larger than $100 million. Competition for our target acquisitions often involve local or regional groups who typically do not benefit from the same access to capital as public REITs.

Our senior management team has extensive experience in real estate markets and is made up of James Farrar, our chief executive officer, Gregory Tylee, our president and chief operating officer and Anthony Maretic, our chief financial officer, each with over 20 years of experience. We use local firms in our markets to manage and lease our geographically diversified portfolio to benefit from their local market knowledge, efficient operations and existing infrastructure without incurring the overhead costs associated with creating our own property management function in each of our markets.

From our initial public offering until February 1, 2016, we were externally managed by City Office Real Estate Management, Inc. (our “former advisor”). During this time, we relied on our former advisor to provide or obtain on our behalf the personnel and services necessary for us to conduct our business. On February 1, 2016, we closed a transaction to internalize our management (the “Internalization”), which was negotiated and approved by a committee of independent directors. In connection with the Internalization, we acquired our former advisor and directly employed the former advisor’s existing management team and other employees.

At December 31, 2016, we owned 18 office complexes comprised of 37 office buildings with a total of approximately 4.4 million square feet of net rentable area (“NRA”) in the metropolitan areas of Boise, Dallas, Denver, Orlando, Phoenix, Portland and Tampa. We believe that our properties are high quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant base, including federal and state governmental agencies and national and regional businesses. As of December 31, 2016, our portfolio was 91.0% leased and approximately 53.9% of the base rental revenue from our properties was derived from tenants in these markets that are federal or state government agencies or investment grade tenants or their subsidiaries. Our largest tenant is the Colorado Department of Public Health and Environment, whose lease at the Cherry Creek property in Denver expires in 2026 and represents approximately 6.9% of the base rental revenue of our portfolio at December 31, 2016. Our properties also have a stable, long-term tenancy profile and our occupied and committed leases have staggered expirations and a weighted average remaining lease term to maturity of 5.2 years at December 31, 2016. The majority of our leases are modified gross leases pursuant to which our tenants reimburse us for operating expenses, property taxes and insurance in excess of a base amount. This structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income.

For further information on our target markets and the composition of our tenant base, see “Item 2—Properties.”

As of December 31, 2016, we had 18 employees, all of which were full-time.

Business Objectives and Growth Strategies

Our principal business objective is to provide attractive risk-adjusted returns to our investors over the long-term through a combination of dividends and capital appreciation. We believe the following strategies will help us achieve our business objective and continue to distinguish us from other owners and operators of office properties in our markets:

Acquire Properties in Our Target Markets: We seek to expand our portfolio through acquisitions of office properties primarily located in our target markets. We believe that current economic conditions and relatively low levels of competition from institutional buyers have created attractive investment opportunities for the acquisition of office properties in our target markets as compared to gateway markets. We also use our management team’s market-specific knowledge as well as the expertise of our local real estate operators and our investment partners to identify acquisitions that we believe offer cash flow stability and value enhancement.

Leverage Strong Relationships of Our Management Team: Our senior management team has extensive relationships within our markets, including with real estate owners, developers, operators and brokers. We have strong relationships with our local third-party real estate operators, which typically manage or lease a large number of properties in the submarkets and markets where our properties are located, providing economies of scale and local market insight. In addition, our management team has strong lending relationships with various banks, insurance companies and commercial mortgage-backed securities (“CMBS”) platforms.

Seek Contractual Rent Escalations: Our leases typically provide for contractual increases in base rental rates. These rental escalations are expected to result in predictable increases in rental revenues for us over time. We will continue to seek to include contractual rent escalators in future leases to further facilitate predictable growth in rental income.

Lease Currently Vacant Space: As of December 31, 2016, the weighted average in place occupancy rate of our properties was 91.0% and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe that our properties compete for tenants with other landlords that are capital constrained and may not be able to enhance their buildings’ appeal through capital investments or offer tenants attractive tenant improvement packages.

Implement Improvements and Cost-Saving Initiatives: We actively pursue cost reduction initiatives, such as eliminating redundant or unnecessary expenses and engaging property tax appeal specialists to lower property tax costs, and make an ongoing effort to increase expense recoveries from tenants on new and renewed leases.

2016 Highlights and Other Recent Developments

•	For the full year 2016, we completed acquisitions of 10 office buildings, containing an aggregate of approximately 1.3 million square feet of net rentable area, for an aggregate purchase price of approximately $256.9 million.

•	In February 2016, we acquired our former advisor and internalized our management.

•	In April 2016, we completed a follow-on public offering of 8,050,000 shares of our common stock, inclusive of the overallotment option, resulting in gross proceeds to us of approximately $91.8 million.

•	In June 2016, we sold the Corporate Parkway property in Allentown, Pennsylvania for a sales price of $44.9 million, resulting in an aggregate net gain of $15.9 million.

•	In September 2016, we entered into an agreement to sell the Washington Group Plaza property in Boise, Idaho for a sales price of $86.5 million. A $5.0 million non-refundable deposit was received in December 2016.

•	In October 2016, we completed a public offering of 4,480,000 shares of our 6.625% Series A Cumulative Redeemable Preferred Stock, inclusive of the overallotment option, resulting in gross proceeds to us of approximately $112.0 million.

•	In October 2016, exercised our option under to increase the authorized borrowing capacity under the Secured Credit Facility from $75 million to $100 million.

•	In January 2017, we completed a follow-on public offering of 5,750,000 shares of our common stock, inclusive of the overallotment option, resulting in gross proceeds to us of approximately $71.3 million.

•	From January 1, 2017 to February 28, 2017, we completed the acquisition of 2525 McKinnon in Dallas, Texas and completed financing transactions for 5090 N 40th St and SanTan.

Competition

We compete with other REITs (both public and private), public and private real estate companies, private real estate investors and lenders, both domestic and foreign, in acquiring properties. We also face competition in leasing or subleasing available properties to prospective tenants.

We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate put us at a competitive advantage when seeking acquisitions. However, some of our competitors have greater resources than we do, or may have a more flexible capital structure when seeking to finance acquisitions. We also face competition in leasing or subleasing available properties to prospective tenants. Some real estate operators may be willing to enter into leases at lower contractual rental rates (particularly if tenants, due to the economy, seek lower rents). However, we believe that our intensive management services are attractive to tenants and serve as a competitive advantage.

Segment and Geographic Financial Information

During 2016, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Environmental Matters

A wide variety of environmental and occupational health and safety laws and regulations affect our properties. These complex laws, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these laws may directly impact us. Under various local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

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

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cityofficereit.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors are also available on our website at www.cityofficereit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 2010, 1075 West Georgia Street, Vancouver, British Columbia, V6E 3C9. Our telephone number is +1 (604) 806-3366. The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Our financial performance and the value of our properties can be affected by many of these factors, including the following:

•	adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties or lease defaults by our tenants;

•	the national, regional and local economy, which may be negatively impacted by concerns about inflation, deflation and government deficit, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

•	local real estate conditions, such as an oversupply of, or a reduction in, demand for office space and the availability and creditworthiness of current and prospective tenants;

•	vacancies or ability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	changes in operating costs and expenses, including, without limitation, increasing labor and material costs, insurance costs, energy prices, environmental restrictions, real estate taxes and costs of compliance with laws, regulations and government policies, which we may be restricted from passing on to our tenants;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all, or impact the market price of our properties we own or target for investment;

•	competition from other real estate investors with significant capital, including other real estate operating companies, other publicly traded REITs and institutional investment funds;

•	inability to refinance our indebtedness, which could result in a default on our obligation and trigger cross default provisions that could result in a default on other indebtedness;

•	the convenience and quality of competing office properties;

•	inability to collect rent from tenants;

•	our ability to secure adequate insurance;

•	our ability to secure adequate management services and to maintain our properties;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning, immigration and tax laws, government fiscal, monetary and trade policies and tax legislation and the Americans with Disabilities Act of 1990 (the “ADA”); and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, wind damage and floods, which may result in uninsured and underinsured losses.

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

We compete with numerous owners, operators and developers of office properties, many of which own properties similar to ours in the same submarkets in which our properties are located. Furthermore, undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in gateway markets, which are commonly defined as New York, Los Angeles, Washington, D.C., Boston, Chicago and San Francisco. If our competitors offer space from existing or new buildings at rental rates below current market rates, or below the rental rates that we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those that we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain or attract tenants when our tenants’ leases expire. Our competitors may have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. As a result, our financial condition, results of operations, cash flows and market price of our common stock could be adversely affected.

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

As of December 31, 2016, approximately 36.6% of the base rental revenue of our properties was derived from our ten largest tenants. Our largest tenant is the Colorado Department of Public Health and Environment,

which accounted for approximately 6.9% of base rental revenue of our properties for the year ended December 31, 2016. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could seriously harm our results of operations.

We may be unable to secure funds for future tenant or other capital improvements or payment of leasing commissions, which could limit our ability to attract or replace tenants and adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend funds for tenant improvements, payment of leasing commissions and other concessions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. We may not be able to fund capital expenditures solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income determined without regard to the deduction for dividends paid and excluding net capital gains, each year to qualify as a REIT. As a result, our ability to fund tenant and other capital improvements or payment of leasing commissions through retained earnings may be limited. If we have insufficient capital reserves, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we are unable to secure financing on terms that we believe are acceptable or at all, we may be unable to make tenant and other capital improvements or payment of leasing commissions or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay leasing commissions or other expenses or pay distributions to our stockholders.

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

In order to maintain our qualification as a REIT, we are generally required under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs), from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the necessary financing on favorable terms, in the time period that we desire or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Covenants in our Amended and Restated Credit Agreement may cause us to fail to qualify as a REIT.

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Under our Amended and Restated Credit Agreement, we are generally prohibited from making distributions in excess of 100% of Core Funds From Operations, as defined in the Amended and Restated Credit Agreement. If Core Funds From Operations is less than 90% of our net taxable income, we will not be able to make sufficient distributions to maintain our REIT status. In addition, if Core Funds From Operations is greater than 90% of our net taxable income but less than 100% of our net taxable income, we will be required to pay income tax at regular corporate rates on any net taxable income we are prohibited from distributing as a result of this covenant. Furthermore, if we fail to distribute at least the sum of 85% of our REIT ordinary income for the year, 95% of our REIT capital gain for the year and any undistributed taxable income from prior years, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amount we actually distribute.

We have a substantial amount of indebtedness outstanding which may affect our ability to pay distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

Our total consolidated principal indebtedness, as of December 31, 2016, was approximately $374.9 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flows, market price of our common stock and ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirements necessary to maintain qualification as a REIT.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2016, our principal indebtedness represented approximately 56.7% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our securities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect that our loan agreements will restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage or impose other limitations. Any such restriction or limitation may limit our ability to make distributions to you. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT.

We may engage in hedging transactions, which can limit our gains and increase exposure to losses.

Subject to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value, such as downward adjustments, or “mark-to-market losses,” which would reduce our stockholders’ equity.

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

Continued concerns regarding the uncertainty over whether the U.S. economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of increased unemployment and underemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, future policy and fiscal decision of the new administration, the mortgage market in the United States and a distressed real estate market have contributed to increased market volatility and threatened business and consumer confidence. This uncertain operating environment could adversely affect our ability to generate revenues, thereby reducing our operating income and earnings.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, competition from other similar properties, our ability to provide or arrange for adequate maintenance, insurance and management and advisory services, increased operating costs (including real estate taxes), the attractiveness, location of the property, changes in market rental rates and region-specific legislation or political initiatives may adversely affect a property’s income and value. A rise in energy costs could result in higher operating costs, which may affect our results of operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. Events that could prevent us from raising or maintaining rents or cause us to reduce rents include layoffs, plant closings, relocations of significant local employers and other events reducing local employment rates, an oversupply of—or a lack of demand for—office space, a decline in household formation, the inability or unwillingness of tenants to pay rent increases, and geopolitical developments having a disproportionate effect on the markets in which we operate.

Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.

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

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval or waivers from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing or future laws and regulatory policies, including federal laws or executive actions affecting the markets in which we operate, will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that could increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flow and per share market price of our common stock.

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

Certain of our properties are located in states where natural disasters such as tornadoes, hurricanes and earthquakes are more common than in other states. Given recent extreme weather events across other parts of the United States, it is also possible that our other properties could incur significant damage due to other natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, such as draughts or flooding, our insurance includes deductible amounts and certain items may not be covered by insurance. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up costs or otherwise incur costs in connection with such events. Any of these events may have a material adverse effect on our business, cash flows, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, we do not carry insurance for certain losses, including, but not limited to, losses caused by certain environmental conditions, such as mold or asbestos, riots, civil unrest or war. In addition, our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, we may not have sufficient coverage against all losses that we may experience, including from adverse title claims.

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

The bankruptcy or insolvency of one or more of our tenants may adversely affect the income produced by our properties. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. If a tenant files for bankruptcy, any or all of the tenant’s or a guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code. Such a bankruptcy filing would impose an automatic stay barring all efforts by us to collect pre-bankruptcy rents from these entities or their properties, unless we receive an order from the bankruptcy court lifting the automatic stay to permit us to pursue collections. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. This claim could be paid only in the event funds were available and then only in the same percentage as that realized on other unsecured claims. Our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. Therefore, if a lease is rejected, it is possible that we would not receive payment from the tenant or that we would receive substantially less than the full value of any unsecured claims we hold, which would result in a reduction in our rental income, cash flow and the amount of cash available for distribution to our stockholders.

We may face additional risks and costs associated with owning properties occupied by government tenants, which could negatively impact our cash flows and results of operations.

As of December 31, 2016, we owned seven properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

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

Our government tenants are also subject to discretionary funding from the federal government. Federal government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Laws and plans adopted by the U.S. Government relating to, along with pressures on and uncertainty surrounding the federal budget, potential changes in priorities and spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the permissible federal debt limit, could adversely affect the funding for our government tenants. The budget environment and uncertainty surrounding the appropriations processes remain significant long-term risks as budget cuts could adversely affect the viability of our government tenants.

Some of the leases at our properties contain “early termination” provisions which, if triggered, may allow tenants to terminate their leases without further payment to us, which could adversely affect our financial condition and results of operations and the value of the applicable property.

Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 53.9% of the base rental revenue from our properties as of December 31, 2016, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

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

We may invest in properties with other entities, and our lack of sole decision-making authority or reliance on a joint-venturer’s financial condition could make these joint venture investments risky and expose us to losses or impact our ability to maintain our qualification as a REIT.

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

Such investments may also have the potential risk of impasses on decisions, such as a sale or refinancing of the property, because neither we nor the partner or joint-venturer would have full control over the partnership or joint venture. Disputes between us and partners or joint-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business or result in costs to terminate the relationship. Actions of partners or joint-venturers may cause losses to our investments and adversely affect our ability to maintain our qualification as a REIT. In addition, we may in certain circumstances be liable for the actions of our third-party partners or joint-venturers if:

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

It may be difficult to enforce civil liabilities against members of our board of directors or our executive officers.

Some of the members of our board of directors and our executive officers reside in Canada and substantially all of the assets of such persons are located in Canada. As a result, it may be difficult for you to effect service of process within the United States or in any other jurisdiction outside of Canada upon these persons or to enforce against them in any jurisdiction outside of Canada judgments predicated upon the laws of any such jurisdiction, including any judgment predicated upon the federal and state securities laws of the United States.

Risks Related to Our Status As a REIT

Our failure to maintain our qualification as a REIT would result in significant adverse tax consequences to us and would adversely affect our business and the value of our stock.

We have elected and intend to continue to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through our Operating Partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to maintain our qualifiaction as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this annual report are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in maintaining our qualification as a REIT.

If we fail to maintain our qualification as a REIT in any taxable year, we will face serious adverse U.S. federal income tax consequences that would substantially reduce the funds available to distribute to you. If we fail to maintain our qualification as a REIT:

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

In addition, if we fail to maintain our qualification as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our capital stock.

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

To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined without regard to the deduction for dividends paid and excluding any net capital gain, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

To maintain our qualification as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from:

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

The maximum income tax rate applicable to “qualified dividends” payable to non-corporate U.S. stockholders, including individuals, trusts and estates, is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the market price of our capital stock.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing status as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares of capital stock.

At any time, the U.S. federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. In addition, according to publicly released statements, a top legislative priority of the Trump administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

Risks Associated With the Internalization

We are subject to risks and uncertainties associated with the Internalization.

We have a limited operating history, particularly as an internally-managed company. Prior to the internalization of our management, we were externally managed by City Office Real Estate Management Inc. Realizing our business objectives depends in large part on the ability of our internal management structure to effectively manage the day-to-day operations of our assets and properties. We cannot assure you that our past performance with external management will be indicative of internal management’s ability to function effectively and successfully operate our Company. If our internal management structure is not successful in managing our properties to achieve the investment returns we anticipate, our operations may be adversely impacted.

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

Additionally, the partnership agreement provides that we and our officers, directors and employees, will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we, or such officer, director or employee acted in good faith. The partnership agreement also provides that we will not be liable to our Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Moreover, the partnership agreement provides that our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees from and against any and all claims that relate to the operations of our Operating Partnership, except (1) if the act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) for any transaction for which the indemnified party received an improper personal benefit, in money, property or services or otherwise in violation or breach of any provision of the partnership agreement or (3) in the case of a criminal proceeding, if the indemnified person had reasonable cause to believe that the act or omission was unlawful. We are not aware of any reported decision of a Maryland appellate court that has interpreted provisions similar to the provisions of the partnership agreement of our Operating Partnership that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to our Operating Partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the partnership agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the partnership agreement.

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

We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends that we may declare on shares of our capital stock. We also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

We may have assumed unknown liabilities in connection with our acquisition of properties and any properties we may acquire in the future may expose us to unknown liabilities.

As part of the Formation Transactions and thereafter, we acquired entities and assets that may be subject to existing liabilities, some of which may be unknown or unquantifiable. These assumed liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by tenants, vendors, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business or other potential claims or liabilities. While in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the contributors of our assets, for these liabilities are limited. There can be no assurance that we are entitled to any such reimbursements or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

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

At December 31, 2016, approximately 18.6%, 16.5% and 14.8% of our annualized cash basis rent is scheduled to expire in 2017, 2018 and 2019, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, we owned 18 office complexes comprised of 37 office buildings with a total of approximately 4.4 million square feet of NRA in the metropolitan areas of Boise, Dallas, Denver, Orlando, Phenix, Portland and Tampa. The following table presents an overview of our portfolio as of December 31, 2016.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2)
Tampa, FL	Park Tower	95.0%	473	85.1%	$20.78	$20.78	$8,359
	City Center	95.0%	241	98.4%	$24.01	$24.01	$5,695
	Intellicenter	100.0%	204	100.0%	$22.37	$22.37	$4,552
	Carillon Point	100.0%	124	100.0%	$26.13	$26.13	$3,245
Denver, CO	Cherry Creek	100.0%	356	100.0%	$17.61	$17.61	$6,262
	Plaza 25	100.0%	196	68.1%	$20.32	$20.32	$2,704
	DTC Crossroads	100.0%	191	92.4%	$25.12	$25.12	$4,431
	Superior Pointe	100.0%	149	82.5%	$16.13	$26.13	$1,983
	Logan Tower	100.0%	70	95.5%	$19.06	$19.06	$1,276
Boise, ID	Washington Group Plaza	100.0%	581	83.7%	$17.32	$17.32	$8,421
Orlando, FL	FRP Collection	95.0%	272	93.5%	$25.03	$27.41	$6,354
	Central Fairwinds	90.0%	170	89.8%	$26.00	$26.00	$3,960
	FRP Ingenuity Drive	100.0%	125	100.0%	$20.50	$28.50	$2,552
Dallas, TX	190 Office Center	100.0%	303	89.6%	$23.46	$23.46	$6,372
	Lake Vista Pointe	100.0%	163	100.0%	$14.50	$22.50	$2,368
Phoenix, AZ	SanTan	100.0%	267	100.0%	$25.03	$25.03	$6,670
	5090 N 40th St	100.0%	176	90.4%	$26.09	$26.09	$4,145
Portland, OR	AmberGlen	76.0%	353	89.1%	$18.01	$19.44	$5,670

Total / Weighted Average—December 31, 2016(3)			4,414	91.0%	$21.18	$22.32	$85,019

(1)	For Superior Pointe, FRP Ingenuity Drive and Lake Vista Pointe, the annualized base rent per square foot on a triple net basis was increased by $10.00, $8.00 and $8.00 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7.00 on a pro rata basis. FRP Collection has net leases for three tenants which have been grossed up by $8.00 on a pro-rata basis.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2016 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Lease Maturity Profile

The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.

Lease Maturity Schedule(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2016

The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2016, plus available space, for each of the calendar years ending December 31, 2017 to December 31, 2026, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 5.2 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of Properties NRA	Annualized Base Rent(1)	Percentage of Properties Annualized Rent	Annualized Rent per Leased Square Foot Expiring(2)	Annualized Base Rent (including Rent Abatement)	Annualized Rent per Leased Square Foot Expiring (Including Rate Abatement)
Vacant and Contracted(3)	—	399	9.0%	—	0.0%	—	—	—
2017	47	397	9.0%	9,355	11.0%	23.58	9,331	23.52
2018	47	484	11.0%	9,832	11.6%	20.32	9,832	20.32
2019	52	376	8.5%	8,616	10.1%	22.91	8,530	22.68
2020	27	236	5.4%	5,365	6.3%	22.73	5,308	22.49
2021	39	684	15.5%	14,053	16.5%	20.56	13,789	20.17
2022	22	360	8.2%	7,331	8.6%	20.37	5,237	14.55
2023	3	216	4.9%	5,175	6.1%	23.93	5,175	23.93
2024	11	261	5.9%	6,037	7.1%	23.14	6,014	23.05
2025	4	32	0.7%	666	0.8%	20.82	666	20.82
2026	9	703	15.9%	13,372	15.7%	19.03	13,372	19.03
Thereafter	2	266	6.0%	5,217	6.2%	19.59	5,217	19.59

Total	263	4,414	100.0%	$85,019	100.0%	$21.18	$82,471	$20.55

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2016, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects actual rental rate for the month ended December 31, 2016, divided by the square feet under lease as of December 31, 2016.
(3)	12,407 square feet of contracted NRA related to two tenants collectively at Superior Pointe and Park Tower.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. We are not presently subject to any material litigation nor, to our knowledge, is any other litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or business or financial condition.

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

	High	Low	Last	Distributions
2015
First quarter	$13.11	$12.15	$12.73	$0.235
Second quarter	$13.50	$12.32	$12.40	$0.235
Third quarter	$12.81	$10.09	$11.36	$0.235
Fourth quarter	$12.55	$10.61	$12.18	$0.235

2016
First quarter	$13.08	$10.65	$11.40	$0.235
Second quarter	$13.00	$11.01	$12.98	$0.235
Third quarter	$13.93	$12.30	$12.73	$0.235
Fourth quarter	$13.25	$11.87	$13.17	$0.235

On February 28, 2017, the closing sale price of our common stock on the NYSE was $13.03. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. On February 28, 2017, we had 44 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. See “Distribution Policy.”

Stock Performance Graph

The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders during the period April 21, 2014, the date our common stock began trading on the NYSE, through December 31, 2016, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on April 21, 2014. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

Unregistered Sales of Equity Securities

There has been no material change in our planned use of proceeds from our public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited historical consolidated and combined financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

The following table sets forth summary financial and operating data on a consolidated combined and historical basis for our Company.

We had no business operations prior to completion of our initial public offering and the related Formation Transactions. As a result, the summary historical consolidated and combined financial and operating data as of December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited financial statements subsequent to our IPO and our audited historical financial statements of the Predecessor prior to our IPO. In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. In 2016, we adopted ASU 2015-3 and retrospectively reclassified debt issuance costs from deferred financing costs, net, to long term debt.

The Predecessor was not a legal entity, but rather a combination of certain real estate entities. The historical financial data of our Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

City Office REIT, Inc. and Predecessor

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data Revenues:
Rental income	$63,702	$48,009	$33,236	$18,428	$9,992
Expense reimbursement	7,140	5,808	2,869	1,316	1,053
Other	1,619	1,235	791	747	471

Total Revenues	$72,461	$55,052	$36,896	$20,491	$11,516

Operating Expenses:
Property operating expenses	28,305	20,420	14,332	8,465	6,049
Acquisition costs	692	2,959	2,133	1,480	213
General and administrative	6,429	3,728	2,405	—	—
Base management fee	109	1,302	682	—	—
External advisor acquisition	7,045	492	—	—	—
Depreciation and amortization	30,178	21,624	14,729	7,775	3,956

Total Operating Expenses	72,758	50,525	34,281	17,720	10,218

Operating (loss)/income	(297)	4,527	2,615	2,771	1,298
Interest expense, net	(14,761)	(11,353)	(10,952)	(5,368)	(3,686)
Change in fair value of earn-out	(500)	(841)	(1,048)	—	—
Gain on equity investment	—	—	4,475	—	—
Net gain on sale of real estate property	15,934	—	—	—	—
Equity in income of unconsolidated entity	—	—	—	403	506
Canadian offering costs	—	—	—	(1,983)	—

Net income/(loss)	376	(7,667)	(4,910)	(4,177)	(1,882)

Less:
Net (income)/loss attributable to non-controlling interests in properties	(354)	(500)	(82)	44	286
Net income attributable to Predecessor	—	—	(1,973)	—	—

Net loss attributable to Predecessor				$(4,133)	$(1,595)

Net (income)/loss attributable to Operating Partnership unitholders’ non-controlling interest	(865)	1,576	1,955

Net loss attributable to the Company	(843)	(6,591)	(5,010)
Preferred stock distributions	(1,781)	—	—

Net loss attributable to common stockholders	$(2,624)	$(6,591)	$(5,010)

Net loss per common share and unit	$(0.13)	$(0.53)	$(0.59)
Dividend distributions declared per common share and unit	$(0.94)	$(0.94)	$(0.65)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data (as of end of period):
Real estate properties, net of accumulated depreciation	$550,324	$354,880	$211,828	$100,126	$42,172
Investments in unconsolidated entity	—	—	—	4,338	4,883
Total assets	661,494	440,207	298,605	142,472	60,424
Debt	370,057	341,278	187,039	108,749	52,665
Total liabilities	405,435	366,487	207,370	114,764	54,414
Stockholders’ and predecessor equity	254,202	66,845	80,111	26,624	6,149
Operating partnership unitholders’ non-controlling interests	108	8,550	11,878	—	—
Non-controlling interest in properties	1,749	(675)	(745)	1,084	(140)
Total equity	256,059	73,720	91,235	27,708	6,010

Other Data
Cash flows from/(to):
Operating activities	$19,147	$14,163	$7,787	$1,460	$3,891
Investing activities	(216,776)	(175,471)	(94,580)	(75,106)	(17,110)
Financing activities	203,194	134,584	114,527	77,667	14,858

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated and combined financial statements and the related notes thereto of the City Office REIT, Inc. and the Predecessor (as defined in this section) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to City Office REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including City Office REIT Operating Partnership L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to in this section as our Operating Partnership, except where it is clear from the context that the term only means City Office REIT, Inc. References to the “Predecessor” are to the real estate activity and holdings of the entities that own the historical interests in the AmberGlen, Central Fairwinds, City Center, Cherry Creek, Corporate Parkway and Washington Group Plaza properties.

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

The Company has elected to be taxed and will continue to operate in a manner that will allow it to qualify as a REIT under the Code. Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. (the “Advisor”), pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Advisor (the “Sellers”). The Company paid an additional $3.5 million in cash in the first quarter of 2016 representing payments to be made to the Sellers upon reaching certain fully diluted market capitalization thresholds prior to December 31, 2016, which, together with the initial payment, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the accompanying condensed consolidated and combined statements of operations as it represented the cost of terminating the relationship.

In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement between the Company, the Operating Partnership and the Company’s former external Advisor (“Advisory Agreement”) that eliminates the payment of acquisition fees by the Company to the Advisor. In addition, each of the Company’s executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately 11 additional former employees of the Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Second City Capital II Corporation and Second City Real Estate II Corporation, related entities controlled by Samuel Belzberg, who served as a member of our Board of Directors until March 1, 2017. The Administrative Services Agreement has a three year term and pursuant to the agreement, the Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

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

On June 29, 2016, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of Carillon Point, a 124,187 square foot Class A office building in Tampa, Florida for $26.3 million.

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

In September 2016, the Company entered into an agreement to sell the Washington Group Plaza property in Boise, Idaho for a sales price of $86.5 million which is scheduled to close in April 2018. A $5.0 million non-refundable deposit was received in December 2016, $0.25 million in the form of earnest money deposit and $4.75 million as an irrevocable letter of credit.

On October 4, 2016, the Company completed a public preferred stock offering pursuant to which we sold 4,000,000 shares of our 6.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”) to the public at a price of $25.00 per share. The Company raised $100.0 million in gross proceeds, resulting in net proceeds to the Company of approximately $96.5 million after deducting $3.5 million in underwriting discounts and expenses related to the offering. On October 28, 2016, the Company issued an additional 480,000 shares of Series A Preferred Stock pursuant to the partial exercise of the underwriters’ overallotment option, raising an additional $12.0 million in gross proceeds before underwriting discounts and expenses.

On November 2, 2016, the Company, in a joint venture with Tampa Street Feldman Tower, LLC, a Florida limited liability company, closed on the acquisition of Park Tower, a 472,596 square foot tower located in Tampa, Florida, for $79.8 million, exclusive of closing costs. The Company acquired a 95% interest in the Joint Venture.

On November 30, 2016, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of 5090 N 40th St, a 175,835 square foot Class A multi-tenant property in Phoenix, Arizona for $42.6 million.

On December 15, 2016, the Company, through two wholly-owned subsidiaries the Operating Partnership, closed on the acquisition of SanTan, a 266,531 square foot, two-building Class A office complex located in Phoenix, Arizona, for $58.5 million, exclusive of closing costs.

On January 12, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership closed on the acquisition of 2525 McKinnon, a 111,334 square foot tower located in Dallas, Texas, for $46.8 million, exclusive of closing costs.

On January 13, 2017, the Company completed a public offering pursuant to which the Company sold 5,750,000 shares of its common stock to the public at a price of $12.40 per share, inclusive of the overallotment option. The Company raised $71.3 million in gross proceeds, resulting in net proceeds to us of approximately $68.1 million after deducting $3.2 million in underwriting discounts and other expenses related to the offering.

Indebtedness

On September 2, 2016, the Company closed on a $30.9 million loan secured by a first mortgage lien on the FRP Collection property, in Orlando, Florida. The loan matures in September 2023 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 3.85% per annum.

On October 12, 2016, the Company closed on a $17.1 million loan secured by a first mortgage lien on the Carillon Point property in Tampa, Florida. The loan matures in October 2023 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 3.5% per annum.

On October 26, 2016, the Company exercised its option under its Amended and Restated Credit Agreement (the “Secured Credit Facility”) to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $75 million to $100 million.

On January 4, 2017, the Company closed on a $22.0 million loan secured by a first mortgage lien on the 5090 N 40th St property in Phoenix, Arizona. The loan matures in January 2027 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 3.92% per annum.

On February 9, 2017, the Company closed on a $35.1 million loan secured by a first mortgage lien on the SanTan property in Phoenix, Arizona. The loan matures in March 2027 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 4.56% per annum.

For additional information regarding these mortgage loans and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of December 31, 2016, we owned 18 properties comprised of 37 office buildings with a total of approximately 4.4 million square feet of net rentable area (“NRA”). As of December 31, 2016, our properties were approximately 91.0% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Lake Vista Pointe, FRP Ingenuity Drive and Superior Pointe properties have triple net leases. FRP Collection has triple net leases for three of its tenants. We are also a lessor for a fee simple ground lease at the AmberGlen property. Most of our remaining leases are full-service gross leases.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2016, our properties were approximately 91.0% leased. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Operating Expenses

Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.

Conditions in Our Markets

Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect a trend of positive economic growth and increasing interest rates to continue, there is no way for us to predict whether these trends will continue, especially in light of the potential changes in tax policy, fiscal policy and monetary policy that may result from the US election held on November 8, 2016, and any effect these developments may have on us.

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

Impairment of Real Estate Properties

Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. We review our real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. We measure and record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases in which we do not expect to recover our carrying costs on properties held for use, we reduce our carrying costs to fair value. We do not believe that the values of our properties are impaired as of December 31, 2016.

Recently Issued or Adopted Accounting Standards

Adopted in the Current Year

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015. The new guidance must be applied retrospectively to each prior period presented. The Company adopted ASU 2015-3 on January 1, 2016 and retrospectively reclassified $3.4 million of debt issuance costs as of December 31, 2015 from deferred financing costs, net, to long term debt.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that acquiring entities in a business combination recognize adjustments to provisional amounts identified in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. Adjustments related to previous reporting periods must be disclosed by income statement line item, either on the face of the income statement or in the notes, in the period for which the adjustment was identified. ASU 2015-16 was adopted January 1, 2016. There was no impact to the Company’s 2016 financial statements upon adopting ASU 2015-16.

To Be Adopted in Future Years

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a Company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company on January 1, 2018. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is currently assessing the impact of the guidance on our statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The Company is currently assessing the impact of the guidance on our statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides an initial screening test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

JOBS Act

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an emerging grown company (“EGC”) can take advantage of the extended transition period provided in Section 7(a)(2)(b) of the Securities Act, for complying with new or revised financial accounting standards. An EGC can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have determined to opt out of such extended transition period and, as a result, we will comply with new or revised financial accounting standards on the relevant dates on which adoption of such standards is required for non-EGCs.

Results of Operations

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $17.5 million, or 32%, to $72.5 million for the year ended December 31, 2016 compared to $55.0 million in the corresponding period in 2015. $1.8 million of this increase was attributed to the acquisition of Carillon Point in June 2016, $2.9 million from the acquisition of FRP Collection in July 2016, $1.8 million from the acquisition of Park Tower in November 2016, $0.4 million from the acquisition of 5090 N 40th St in November 2016 and $0.3 million from the acquisition of SanTan in December 2016. Revenue in 2016 increased by $0.2 million from the acquisition of Logan Tower in February 2015, $1.6 million from the acquisition of Superior Pointe in June 2015, $2.4 million from the acquisition of DTC Crossroads in June 2015, $5.1 million from the acquisition of 190 Office Center in September 2015 and $3.7 million from the acquisition of Intellicenter in September 2015. Central Fairwinds increased by $0.5 million due to increased occupancy at the property over the prior year. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $1.2 million and $0.7 million, respectively, due to the downtime associated with tenant improvement work for new tenants at each property replacing tenants who departed on December 31, 2015. Corporate Parkway decreased by $1.7 million due to the sale of the property in June 2016. The remaining properties revenues were relatively unchanged, increased $0.4 million in comparison to the prior year.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $15.7 million, or 33%, to $63.7 million for the year ended December 31, 2016 compared to $48.0 million for the year ended December 31, 2015. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St and SanTan properties contributed an additional $1.8 million, $2.7 million, $1.6 million, $0.4 million and $0.3 million in rental income, respectively, to the 2016 period rental income. Rental Income in 2016 increased by $0.2 million from the acquisition of Logan Tower in February 2015, $1.0 million from the acquisition of Superior Pointe in June 2015, $2.1 million from the acquisition of DTC Crossroads in June 2015, $4.8 million from the acquisition of 190 Office Center in September 2015 and $3.3 million from the acquisition of Intellicenter in September 2015. Plaza 25 increased $0.3 million due to early termination fees received from tenants who departed the property early. Central Fairwinds increased by $0.4 million due to increased occupancy at the property over the prior year. Offsetting these increases, Washington Group Plaza and AmberGlen decreased by $1.1 million and $0.4 million, respectively, due to the tenant departures described above. Corporate Parkway decreased by $1.7 million due to the sale of the property in June 2016.

Expense Reimbursement. Total expense reimbursement increased $1.3 million, or 23%, to $7.1 million for the year ended December 31, 2016 compared to $5.8 million for the same period in 2015, primarily due to the acquisition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St and SanTan properties described above. Offsetting these increases, is a decrease in Plaza 25 expense reimbursement income due to reduced occupancy over the prior year.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.4 million, or 31%, to $1.6 million for the year ended December 31, 2016 compared to $1.2 million for the same period in 2015. Other income was predominantly generated by City Center, Central Fairwinds, Plaza 25, Logan Tower, DTC Crossroads and Park Tower with the largest contribution from City Center parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $22.3 million, or 44%, to $72.8 million for the year ended December 31, 2016, from $50.5 million for the same period in 2015, primarily due to the increase of external advisor acquisition costs of $6.6 million and the property acquisitions described above. Total operating expenses increased by $1.5 million, $3.1 million, $1.9 million, $0.4 million, and $0.5 million, respectively, from the acquisition of Carillon Point in June 2016, the acquisition of FRP Collection in July 2016, the acquisition of Park Tower and 5090 N 40th St in November 2016 and the acquisition of the SanTan in December 2016. Operating expenses in 2016 increased by $1.4 million from the acquisition of Superior Pointe in June 2015, $1.9 million from the acquisition of DTC Crossroads in June 2015, $3.5 million from the acquisition of 190 Office Center in September 2015 and $2.1 million from the acquisition of Intellicenter in September 2015. Corporate Parkway decreased operating expenses by $1.3 million due to the sale of the property in June 2016. Plaza 25 and Washington Group Plaza increased operating expenses by $0.6 million and $0.3 million, respectively, compared to the prior year. The remaining property operating expenses were relatively unchanged, decreased by $0.1 million, in comparison to the prior year. The remaining $0.1 million decrease relates to a decrease in base management fees, offset by increases in general and administrative expenses including stock-based compensation and acquisition costs related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $7.9 million, or 39%, to $28.3 million for the year ended December 31, 2016 from $20.4 million for the same period in 2015. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisitions of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St and SanTan properties contributed an additional $0.6 million, $0.9 million, $0.7 million, $0.1 million and $0.1 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0.7 million for the year ended December 31, 2016 compared to $2.9 million in the prior year. The acquisition costs in the current year related to the Carillon Point acquisition which occurred in June 2016, FRP Collection acquisition which occurred in July 2016, Park Tower and 5090 N 40th St acquisitions which occurred in November 2016 and SanTan in December 2016. The 2015 costs are related to the Logan Tower, Superior Pointe, DTC Crossroads, Intellicenter and 190 Office Center acquisitions in the prior year. The acquisitions in 2015 were all subject to an additional acquisition fee payable to the former external manager whereas, following the Internalization, no acquisition fees were paid in 2016.

Base Management Fee. Base Management Fee decreased $1.2 million, or 92%, to $0.1 million for the year ended December 31, 2016 compared to $1.3 million for the year ended December 31, 2015 representing the fee paid to our former external advisor. Effective February 1, 2016, following the Internalization, no base management fees will be paid going forward.

General and Administrative. General and administrative expenses comprise of normal public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $2.7 million, or 72%, to $6.4 million for the year ended December 31, 2016 compared to $3.7 million for the same period in 2015. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company now pays following the closing of the Internalization on February 1, 2016. Included in general and administrative expense for the year ended December 31, 2016 was $2.4 million of non-cash stock-based compensation expense. Certain prior year amounts related to stock-based compensation expenses have been reclassified to General and Administrative expenses to conform to current period presentation.

Depreciation and Amortization. Depreciation and amortization increased $8.6 million, or 40%, to $30.2 million for the year ended December 31, 2016 compared to $21.6 million for the same period in 2015, primarily due to the addition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St and SanTan properties.

Internalization Fee. Internalization fee increased $6.5 million, or 1,300% to $7.0 million for the year ended December 31, 2016 compared to $0.5 million for the corresponding period in 2015. The increase was primarily due to the internalization of management which occurred in February 2016.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $3.4 million, or 30%, to $14.8 million for the year ended December 31, 2016, compared to $11.4 million for the corresponding period in 2015. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point and FRP Collection property level debt increased by $0.1 million and $0.4 million respectively in 2016, and the interest expense on the secured line of credit increased by $0.2 million in 2016. Interest expenses in 2016 increased by $0.4 million from the additional interest on DTC Crossroads in June 2015, $1.4 million from the acquisition of 190 Office Center in September 2015 and $1.1 million from the acquisition of Intellicenter in September 2015. Also in June 2015, property level debt was placed on Plaza 25 which contributed a $0.3 million increase in 2016. Corporate Parkway interest expense decreased $0.5 million due to the sale of the property in June 2016.

Change in Fair Value of Earn-Out. The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $2.4 million at December 31, 2016 primarily due to a $3.8 million payment in March 2016, satisfied through the issuance of common stock, partially offset by an increase in the fair value of the remaining liability at December 31, 2016 of approximately $0.5 million.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of Corporate Parkway in June 2016. No sales were made in the prior year.

Cash Flows

Comparison of Period Ended December 31, 2016 to Period Ended December 31, 2015

Cash and cash equivalents were $13.7 million and $8.1 million as of December 31, 2016 and December 31, 2015, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $4.9 million to $19.1 million for the year ended December 31, 2016 compared to $14.2 million for the same period in 2015. The slight increase was primarily attributable to an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash used in investing activities increased by $41.3 million to $216.8 million used for the year ended December 31, 2016 compared to $175.5 million used for the same period in 2015. The increase was primarily due to the of the purchase of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St and SanTan offset by the sale of Corporate Parkway in June 2016. The $175.5 million incurred in 2015 primarily related to the purchase of Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center and Intellicenter properties.

Cash flow from financing activities. Net cash provided by financing activities increased by $68.6 million to $203.2 million for the year ended December 31, 2016 compared to $134.6 million for the same period in 2015. Cash flow from financing activities increased primarily due to proceeds from public offerings of common and preferred stock that closed in April and October 2016, respectively, which were partially offset by the repayment of borrowings from the Secured Credit Facility and decreased loan proceeds in 2016.

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

The year ended December 31, 2015 includes our consolidated results whereas the comparable period in 2014 are the combined results which includes the Predecessor from January 1, 2014 until April 20, 2014 and our results from April 21, 2014 through December 31, 2014 and accordingly may not be directly comparable due to the impact of the IPO and the Formation Transactions on April 21, 2014 and the absence of any public company and related costs prior to that time. In the discussion below, we have highlighted the impact of the IPO and Formation Transactions where applicable.

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

General and Administrative. General and administrative expenses are comprised of normal public company reporting compensation and the costs of our management team and board of directors as well as non-cash Stock Based Compensation expenses. General and administrative expenses increased $1.3 million or 54% to $3.7 million for the year ended December 31, 2015 compared to $2.4 million for the prior year representing public company costs following completion of the IPO. The Predecessor did not have any general and administrative costs. In addition to the fee payable to our former external advisor pursuant to the terms of the Advisory Agreement, we paid $1.9 million and $1.1 million of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively. Certain prior year amounts have been reclassified to conform to current period presentation.

Depreciation and Amortization. Depreciation and amortization increased $6.9 million, or 47%, to $21.6 million for the year ended December 31, 2015 compared to $14.7 million for the same period in 2014, primarily due to the addition of the Plaza 25, Lake Vista Pointe, Florida Research Park, Logan Tower, Superior Pointe, 190 Office Center and Intellicenter properties.

Other Expense (Income)

Interest Expense, Net. Interest expense, net is comprised of interest expense, amortization of deferred financing fees and the loss on early extinguishment of certain debts in the prior year. Interest expense, net increased $0.4 million, or 4%, to $11.4 million for the year ended December 31, 2015, compared to $11.0 million for the prior year. Interest expense increased by $2.8 million over the prior year primarily as a result of new debt associated with the acquisitions described above. Amortization of deferred financing fees decreased by $0.7 million over the prior year. The decrease was composed of the accelerated amortization on the Cherry Creek bridge loan incurred by the Predecessor in the prior year of $0.9 million and an offsetting increase of $0.2 million primarily as a result of new debt associated with the acquisitions in the period. A loss on the early extinguishment of certain debts was incurred in the prior year of $1.7 million due to the refinancing of certain property level debts upon completion of the IPO and Formation Transactions.

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

During the year ended December 31, 2015, the 70% and 80% earn-out occupancy and net operating income thresholds were met. This triggered a payment of approximately $3.2 million which was made on August 6, 2015 and a second payment of approximately $3.8 million which was made in March 2016.

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

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $13.7 million of cash and cash equivalents and $15.9 million of restricted cash as of December 31, 2016.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash and proceeds from our January Common Stock offering.

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

While there are signs that slow and steady economic growth will continue to persist in the United States, uncertainty continues to dominate credit and capital markets. We believe that the general business environment may continue to be challenging for the rest of 2017. Our growth outlook and strategy are dependent, in part, on the strength of financial markets, the impact of fiscal and monetary policy actions by the United States and other countries and liquidity in the financial system. We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, we cannot assure you that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Consolidated Indebtedness as of December 31, 2016

As of December 31, 2016, we had approximately $374.9 million of outstanding consolidated principal indebtedness, 86% of which is fixed rate debt. The following table sets forth information as of December 31, 2016 with respect to our outstanding indebtedness (in thousands).

Debt	December 31, 2016	Interest Rate as of December 31, 2016	Maturity Date
Secured Credit Facility(1)	$52,500	LIBOR(2) +2.25%	June 2018
Washington Group Plaza(3)	32,995	3.85	July 2018
AmberGlen Mortgage Loan(4)	24,280	4.38	May 2019
Midland Life Insurance(5)	90,124	4.34	May 2021
Lake Vista Pointe(3)	18,460	4.28	August 2024
FRP Ingenuity Drive(3)(6)	17,000	4.44	December 2024
Plaza 25(3)(7)	17,000	4.10	July 2025
190 Office Center(7)7)	41,250	4.79	October 2025
Intellicenter(7)	33,563	4.65	October 2025
FRP Collection(7)	30,737	3.85	September 2023
Carillon Point(7)	17,000	3.50	October 2023

Total	$374,909

(1)	At December 31, 2016 the Secured Credit Facility had $100 million authorized and $52.5 million drawn. In addition, the Secured Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at our option upon meeting certain conditions. The Secured Credit Facility requires us to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2016, the Secured Credit Facility was cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and Park Tower. On October 26, 2016, the Company exercised its option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $75 million to $100 million. During 2015 the authorized borrowing capacity was increased from $30 million to $75 million.
(2)	As of December 31, 2016, the one month LIBOR rate was 0.70%
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted as collateral property.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	We are required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x and 1.35x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection and Carillon Point.

On January 4, 2017, the Company closed on a $22.0 million loan secured by a first mortgage lien on the 5090 N 40th St property in Phoenix, Arizona. The loan matures in January 2027 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 3.92% per annum.

On February 09, 2017, the Company closed on a $35.1 million loan secured by a first mortgage lien on the SanTan property in Phoenix, Arizona. The loan matures in March 2027 and provides for monthly payments of principal and interest. Interest is payable at a fixed rate of 4.56% per annum.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2016, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2017	2018-2019	2020-2021	More than 5 years
Principal payments on mortgage loans	$374,909	$3,853	$116,017	$91,590	$163,449
Interest payments(1)	118,951	14,524	24,022	18,515	61,890
Tenant-related commitments	2,319	1,166	1,139	14	—

Total	$496,179	$19,543	$141,178	$110,119	$225,339

(1)	Contracted interest on the floating rate debt was calculated based on the Secured Credit Facility balance and interest rate at December 31, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

We believe that we are less susceptible to the negative economic effects that inflation may have on our industry than many of our competitors because 86.0% of our outstanding consolidated indebtedness had a fixed contractual interest rate at December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2016, our Company did not have any outstanding derivatives.

As of December 31, 2016, approximately $322.4 million, or 86.0%, of our debt had fixed interest rates and approximately $52.5 million, or 14.0%, had variable interest rates. The variable rate indebtedness relates to borrowings under the Secured Credit Facility.

The variable rate component of our consolidated indebtedness is LIBOR-based. Assuming no increase in the amount of our variable rate debt as of December 31, 2016, if LIBOR were to increase by 100 basis points, the increase in interest expense on our variable rate debt would decrease our future earnings and cash flows by approximately $0.5 million annually. If LIBOR were to decrease by 100 basis points, interest expense on our variable rate debt would decrease by approximately $0.5 million annually.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.

Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated and combined financial statements and supplementary data required by this Item 8 are included as a separate section of this Annual Report on Form 10-K commencing on page 57 and are incorporated herein by reference.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2016, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2017 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2017 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2017 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2017 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2017 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of City Office REIT, Inc.

We have audited the accompanying consolidated balance sheets of City Office REIT, Inc., as described in note 1, as of December 31, 2016 and December 31, 2015 and the related consolidated and combined statements of operations, changes in equity and cash flows for each of the years in the three year period ended December 31, 2016. In connection with our audit of the consolidated and combined financial statements, we also have audited the financial statement Schedule III for the year ended December 31, 2016. These consolidated and combined financial statements and financial statement Schedule III are the responsibility of City Office REIT, Inc. management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of City Office REIT, Inc. as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2016, in conformity with US generally accepted accounting principles. Also in our opinion, the related financial statement Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada

March 1, 2017

City Office REIT, Inc.

Consolidated Balance Sheets (Note 1)

(In thousands, except par value and share data)

	December 31,
	2016	2015
Assets
Real estate properties
Land	$115,634	$90,205
Building and improvement	423,707	256,317
Tenant improvement	49,813	35,069
Furniture, fixtures and equipment	222	198

	589,376	381,789
Accumulated depreciation	(39,052)	(26,909)

	550,324	354,880

Cash and cash equivalents	13,703	8,138
Restricted cash	15,948	15,176
Rents receivable, net	17,257	14,382
Deferred leasing costs, net of accumulated amortization	5,422	5,074
Acquired lease intangibles assets, net	56,214	40,990
Prepaid expenses and other assets	2,626	1,567

Total Assets	$661,494	$440,207

Liabilities and Equity
Liabilities:
Debt	$370,057	$341,278
Accounts payable and accrued liabilities	12,976	8,745
Deferred rent	5,558	2,653
Tenant rent deposits	2,621	2,178
Acquired lease intangibles liability, net	4,302	2,292
Dividend distributions payable	7,521	3,663
Earn-out liability	2,400	5,678

Total Liabilities	405,435	366,487

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized, 4,480,000 and 0 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	112,000	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 24,382,226 and 12,517,777 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	244	125
Additional paid-in capital	195,566	95,318
Accumulated deficit	(53,608)	(29,598)

Total Stockholders’ Equity	254,202	65,845
Operating Partnership unitholders’ non-controlling interests	108	8,550
Non-controlling interests in properties	1,749	(675)

Total Equity	256,059	73,720

Total Liabilities and Equity	$661,494	$440,207

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Operations (Note 1)

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$63,702	$48,009	$33,236
Expense reimbursement	7,140	5,808	2,869
Other	1,619	1,235	791

Total Revenues	72,461	55,052	36,896

Operating Expenses:
Property operating expenses	28,305	20,420	14,332
Acquisition costs	692	2,959	2,133
General and administrative	6,429	3,728	2,405
Base management fee	109	1,302	682
External advisor acquisition	7,045	492	—
Depreciation and amortization	30,178	21,624	14,729

Total Operating Expenses	72,758	50,525	34,281

Operating (loss)/income	(297)	4,527	2,615
Interest Expense:
Contractual interest expense	(13,804)	(10,607)	(7,854)
Amortization of deferred financing costs	(957)	(746)	(1,443)
Loss on early extinguishment of Predecessor debt	—	—	(1,655)

	(14,761)	(11,353)	(10,952)
Change in fair value of earn-out	(500)	(841)	(1,048)
Gain on equity investment	—	—	4,475
Net gain on sale of real estate property	15,934	—	—

Net income/(loss)	376	(7,667)	(4,910)
Less:
Net income attributable to non-controlling interests in properties	(354)	(500)	(82)
Net income attributable to Predecessor	—	—	(1,973)
Net (income)/loss attributable to Operating Partnership unitholders’ non-controlling interests	(865)	1,576	1,955

Net loss attributable to the Company	(843)	(6,591)	(5,010)
Preferred stock distributions	(1,781)	—	—

Net loss attributable to common stockholders	$(2,624)	$(6,591)	$(5,010)

Net loss per common share and unit:
Basic and diluted	$(0.13)	$(0.53)	$(0.59)

Weighted average common shares outstanding:
Basic and diluted	20,460	12,409	8,476

Dividend distributions declared per common share and unit	$0.940	$0.940	$0.653

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated Statements of Changes in Equity (Note 1)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accu- mulated deficit	Predecessor equity	Total stockholders’ and Predecessor equity	Operating Partnership unitholders’ non- controlling interests	Non- controlling interests in properties	Total equity
Predecessor
Balance—January 1, 2014	—	$—	—	$—	$—	$—	$26,624	$26,624	$—	$1,084	$27,708
Contributions	—	—	—	—	—	—	3,844	3,844	—	62	3,906
Distributions	—	—	—	—	—	—	(1,347)	(1,347)	—	(153)	(1,500)
Net income/(loss)	—	—	—	—	—	—	1,973	1,973	—	(29)	1,944

Balance—April 20, 2014	—	—	—	—	—	—	31,094	31,094	—	964	32,058
City Office REIT, Inc.
Net proceeds from sale of common shares	—	—	6,582	66	72,405	—	—	72,471	—	—	72,471
Formation Transaction	—	—	1,611	16	(27,568)	—	(31,094)	(58,646)	17,684	(1,658)	(42,620)
Net proceeds from secondary public offering	—	—	4,086	41	45,380	—	—	45,421	(1,806)	—	43,615
Restricted stock award grants	—	—	—	—	1,091	—	—	1,091	—	—	1,091
Dividend distributions declared	—	—	—	—	—	(6,310)	—	(6,310)	(2,045)	—	(8,355)
Distributions	—	—	—	—	—	—	—	—	—	(171)	(171)
Net loss	—	—	—	—	—	(5,010)	—	(5,010)	(1,955)	111	(6,854)

Balance—December 31, 2014	—	—	12,279	123	91,308	(11,320)	—	80,111	11,878	(754)	91,235
Conversion of OP units to shares	—	—	12	—	47	—	—	47	(47)	—	—
Restricted stock award grants	—	—	137	1	1,906	—	—	1,907	—	—	1,907
Earn out payment in shares	—	—	90	1	2,057	—	—	2,058	1,105	—	3,163
Dividend distributions declared	—	—	—	—	—	(11,687)	—	(11,687)	(2,810)	—	(14,497)
Distributions	—	—	—	—	—	—	—	—	—	(421)	(421)
Net loss	—	—	—	—	—	(6,591)	—	(6,591)	(1,576)	500	(7,667)

Balance—December 31, 2015	—	—	12,518	125	95,318	(29,598)	—	65,845	8,550	(675)	73,720
Conversion of OP units to shares	—	—	3,206	32	10,754	—	—	10,786	(10,786)	—	—
Restricted stock award grants and vesting	—	—	164	2	2,434	—	—	2,436	—	—	2,436
Internalization payment in shares	—	—	297	3	3,461	—	—	3,464	—	—	3,464
Earn out payment in shares	—	—	147	2	767	—	—	769	3,009	—	3,778
Net proceeds from sale of common stock	—	—	8,050	80	86,705	—	—	86,785	—	—	86,785
Net proceeds from sale of preferred stock	4,480	112,000	—	—	(3,873)	—	—	108,127	—	—	108,127
Common stock dividend distributions declared	—	—	—	—	—	(21,386)	—	(21,386)	(1,530)	—	(22,916)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,781)	—	(1,781)	—	—	(1,781)
Contributions	—	—	—	—	—	—	—	—	—	2,525	2,525
Distributions	—	—	—	—	—	—	—	—	—	(455)	(455)
Net (loss)/income	—	—	—	—	—	(843)	—	(843)	865	354	376

Balance—December 31, 2016	4,480	$112,000	24,382	$244	$195,566	$(53,608)	—	$254,202	$108	$1,749	$256,059

The accompanying notes are an integral part of these consolidated and combined financial statements.

City Office REIT, Inc. and Predecessor

Consolidated and Combined Statements of Cash Flows (Note 1)

(In thousands)

	Years ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income/(loss)	$376	$(7,667)	$(4,910)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	30,178	21,624	14,729
Amortization of deferred financing costs	957	746	1,443
Amortization of above/below market leases	299	349	541
Increase in straight-line rent	(3,751)	(1,895)	(1,315)
Non-cash stock compensation	2,436	1,907	1,091
Change in fair value of earn-out	500	841	1,048
Loss on early extinguishment of debt	—	—	885
Gain on equity investment	—	—	(4,475)
Internalization shares issued	3,464	—	—
Net gain on sale of real estate property	(15,934)	—	—
Changes in non-cash working capital:
Rents receivable, net	(4,331)	(4,506)	(1,986)
Prepaid expenses and other assets	(587)	(648)	(399)
Accounts payable and accrued liabilities	3,135	2,988	(88)
Deferred rent	2,743	440	723
Tenant rent deposits	(338)	(16)	500

Net Cash Provided By Operating Activities	19,147	14,163	7,787

Cash Flows to Investing Activities:
Additions to real estate properties	(8,729)	(5,466)	(4,156)
Acquisition of real estate, net of cash assumed	(248,957)	(166,788)	(89,565)
Net proceeds from sale of real estate	42,984	—	—
Deferred leasing costs	(2,074)	(3,217)	(859)

Net Cash Used In Investing Activities	(216,776)	(175,471)	(94,580)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	108,127	—	—
Net proceeds from sale of common stock	86,785	—	122,142
Formation transactions	—	—	(35,245)
Redemption of common stock and common units held by Operating Partnership non-controlling interests	—	—	(6,056)
Debt issuance and extinguishment costs	(2,414)	(1,239)	(4,063)
Proceeds from mortgage loans payable	47,938	105,813	205,860
Proceeds of Secured Credit Facility	2,500	50,000	—
Repayment of mortgage loans payable	(20,199)	(1,082)	(161,837)
Contributions from partners and members	—	—	3,844
Contributions from non-controlling interests in properties	2,525	—	62
Distributions to partners and members	—	—	(1,347)
Distributions to non-controlling interests in properties	(455)	(421)	(324)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(20,841)	(14,404)	(4,784)
Change in restricted cash	(772)	(4,083)	(3,725)

Net Cash Provided By Financing Activities	203,194	134,584	114,527

	Years ended December 31,
	2016	2015	2014
Net Increase (Decrease) in Cash and Cash Equivalents	5,565	(26,724)	27,734
Cash and Cash Equivalents, Beginning of Year	8,138	34,862	7,128

Cash and Cash Equivalents, End of Year	$13,703	$8,138	$34,862

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,621	$10,030	$7,826

Earn-out payment in common stock	$3,778	$3,163	$—

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

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. (the “Advisor”), pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Advisor (the “Sellers”). The Company paid an additional $3.5 million in cash in the first quarter of 2016 representing payments to be made to the Sellers upon reaching certain fully diluted market capitalization thresholds prior to December 31, 2016, which, together with the initial payment, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the accompanying condensed consolidated and combined statements of operations as it represented the cost of terminating the relationship.

In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement between the Company, the Operating Partnership and the Company’s former external Advisor (“Advisory Agreement”) that eliminates the payment of acquisition fees by the Company to the Advisor. In addition, each of the Company’s executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately 11 additional former employees of the Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with

Second City Capital II Corporation and Second City Real Estate II Corporation, related entities controlled by Samuel Belzberg, who served as a member of our Board of Directors until March 1, 2017. The Administrative Services Agreement has a three year term and pursuant to the agreement, the Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

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

(in thousands)

	Predecessor	City Office REIT, Inc.
	January 1, 2014 through April 20, 2014	April 21, 2014 through December 31, 2014
Revenues:
Rental income	$8,865	$24,371
Expense reimbursement	555	2,314
Other	343	448

Total Revenues	9,763	27,133

Operating Expenses:
Property operating expenses	3,775	10,557
Acquisition costs	806	1,327
Stock-based compensation	—	1,091
General and administrative	79	1,235
Base management fees	—	682
Depreciation and amortization	3,862	10,867

Total Operating Expenses	8,522	25,759

Operating income	1,241	1,374
Interest expense, net	(3,772)	(7,180)
Change in fair value of earn-out	—	(1,048)
Gain on equity investment	4,475	—

Net income / (loss)	1,944	(6,854)
Net loss / (income) attributable to non-controlling interests in properties	29	(111)

Net income attributable to Predecessor	1,973	—

Net loss attributable to Operating Partnership unitholders’ non-controlling interests		1,955

Net loss attributable to common stockholders		(5,010)

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

Restricted Cash

Restricted cash consists of cash held in escrow by lenders pursuant to certain lender agreements and cash received from contracted building sales.

Rent Receivable, Net

The Company continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2016 and 2015, the Company’s allowance for doubtful accounts was not significant.

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

Income Taxes

The Company has elected to be taxed, and intends to continue to operate in a manner that will allow it to continue to qualify, as a REIT. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years.

For periods prior to the completion of the IPO and the Formation Transactions on April 21, 2014, no provision was made for U.S. federal, state or local income taxes because profits and losses of the Predecessor flowed through to its respective partners, members and shareholders who were individually responsible for reporting such amounts.

For periods subsequent to the completion of the IPO and the Formation Transactions, the taxable REIT subsidiaries are subject to U.S. federal, state and local corporate income taxes to the extent there is taxable income.

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

On July 14, 2016, the Company issued a total of 3,126,084 shares of its common stock to certain limited partners of the Operating Partnership. The shares of common stock were issued in connection with Second City’s redemption of a total of 3,126,084 common units pursuant to the terms of the Operating Partnership’s limited partnership agreement, as amended and restated.

As of December 31, 2016 and 2015, the Company held a 99.8% and 80.3% interest, respectively, in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Equity-Based Compensation

The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting periods.

Earnings per Common Share

The Company calculates net income per common share based upon the weighted average shares outstanding for the year ended December 31, 2016, December 31, 2015 and for the period from April 21 – December 31, 2014. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 40,001, 3,070,405, and 2,915,709 potentially dilutive shares outstanding related to the issuance of common units held by non-controlling interests during the year ended December 31, 2016, 2015 and 2014 respectively; however, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. As a result, the number of diluted outstanding common shares was equal to the number of basic outstanding common shares.

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

Accumulated amortization of deferred leasing costs as of December 31, 2016 and 2015 was $3.2 million and $2.3 million, respectively.

Segment Reporting

The Company operates in one industry segment, commercial real estate.

New Accounting Pronouncements

Adopted in the Current Year

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-3 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015. The new guidance must be applied retrospectively to each prior period presented. The Company adopted ASU 2015-3 on January 1, 2016 and retrospectively reclassified $3.4 million of debt issuance costs as of December 31, 2015 from deferred financing costs, net, to long term debt.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The update requires that acquiring entities in a business combination recognize adjustments to provisional amounts identified in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount, as if the accounting had been completed at the acquisition date. Adjustments related to previous reporting periods must be disclosed by income statement line item, either on the face of the income statement or in the notes, in the period for which the adjustment was identified. ASU 2015-16 was adopted January 1, 2016. There was no impact to the Company’s 2016 financial statements upon adopting ASU 2015-16.

To Be Adopted in Future Years

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a Company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. The new standard will be effective for the Company on January 1, 2018. We are currently evaluating the impact of the adoption of Topic 606 will have on our financial statements.

In January of 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is currently assessing the impact of the guidance on our statement of cash flows.

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The Company is currently assessing the impact of the guidance on our statement of cash flows.

In January of 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides an initial screening test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

3. Rents Receivable, Net

The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2016	December 31, 2015
Billed receivables	$2,024	$588
Straight-line receivables	15,233	13,794

Total rents receivable	$17,257	$14,382

Substantially all of these assets have been pledged as collateral for mortgage loans payable (see Note 6).

4. Real Estate Investments

Acquisitions

During the years ended December 31, 2016, 2015 and 2014 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
SanTan	December 2016	100%
5090 N 40th St	November 2016	100%
Park Tower	November 2016	95%
FRP Collection	July 2016	95%
Carillon Point	June 2016	100%
Intellicenter	Sept 2015	100%
190 Office Center	Sept 2015	100%
DTC Crossroads	June 2015	100%
Superior Pointe	June 2015	100%
Logan Tower	Feb 2015	100%
FRP Ingenuity Drive	Nov 2014	100%
Lake Vista Pointe	July 2014	100%
Plaza 25	June 2014	100%
Cherry Creek	January 2014	100%

The above acquisitions have been accounted for as business combinations.

The following table summarizes the Company’s preliminary allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2016 (in thousands):

	Carillon Point	FRP Collection	Park Tower	5090 N 40th St	SanTan	Total December 31, 2016
Land	$5,172	$7,031	$3,484	$6,696	$6,803	$29,186
Buildings and improvements	14,500	36,480	66,967	31,465	35,202	184,614
Tenant improvements	2,816	2,219	1,689	658	1,984	9,366
Acquired intangible assets	3,851	3,932	8,324	3,616	10,284	30,007
Prepaid expenses and other assets	73	101	307	—	—	481
Accounts payable and other liabilities	(217)	(532)	(296)	(448)	(544)	(2,037)
Lease intangible liabilities	(353)	—	(773)	(604)	(930)	(2,660)

Total Consideration	$25,842	$49,231	$79,702	$41,383	$52,799	$248,957

Consideration paid on acquisitions was in the form of cash and debt.

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

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2014 (in thousands):

	Cherry Creek	Plaza 25	Lake Vista Pointe	FRP Ingenuity Drive	Total December 31, 2014
Land	$25,745	$1,764	$4,115	$4,415	$36,039
Buildings and improvements	15,771	18,487	17,562	16,376	68,196
Tenant improvements	4,372	2,076	3,038	1,399	10,885
Acquired intangible assets	12,009	2,924	3,685	4,309	22,927
Prepaid expenses and other assets	—	2	30	104	136
Accounts payable and other liabilities	(815)	(641)	(1,733)	(41)	(3,230)
Lease intangible liabilities	(249)	(328)	—	—	(577)

Total Consideration	$56,833	$24,284	$26,697	$26,562	$134,376

The operating results of the acquired properties, during the years ended December 31, 2016, 2015 and 2014, since the date of acquisition have been included in the Company’s consolidated and combined financial statements. The following table represents the results of the properties’ operations from the date of acquisition for properties acquired during the year that is presented. (in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Operating revenues	$7,215	$10,047	$11,282
Operating expenses	(7,433)	(9,957)	(10,007)
Interest	(589)	(1,192)	(3,987)

	$(807)	$(1,102)	$(2,712)

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

In September 2016, the Company entered into an agreement to sell the Washington Group Plaza property in Boise, Idaho for a sales price of $86.5 million which is scheduled to close in April 2018. A $5.0 million non-refundable deposit was received in December 2016, $0.25 million in the form of earnest money deposit and $4.75 million as an irrevocable letter of credit.

The following table presents the unaudited revenues and income from continuing operations for Logan Tower, Superior Pointe, DTC Crossroads, 190 Office Center, Intellicenter, Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, and SanTan on a pro forma basis as if the Company had completed the acquisition of the properties as of January 1, 2015 (in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Total revenues as reported by City Office REIT, Inc. and Predecessor	$72,461	$55,052
Plus: Logan Tower	—	143
Superior Pointe	—	1,666
DTC Crossroads	—	1,904
190 Office Center	—	3,798
Intellicenter	—	3,196
Carillon Point	1,736	3,350
FRP Collection	3,003	5,877
Park Tower	9,252	10,231
5090 N 40th St	4,395	4,795
SanTan	6,224	5,719

Proforma total revenues	$97,071	$95,731

Total operating (loss)/income as reported by the City Office REIT, Inc. and Predecessor	$(296)	$4,527
Property acquisition costs	567	(567)
Plus: Logan Tower	—	(13)
Superior Pointe	—	(86)
DTC Crossroads	—	(59)
190 Office Center	—	(233)
Intellicenter	—	930
Carillon Point	398	738
FRP Collection	(1,034)	(1,126)
Park Tower	1,385	944
5090 N 40th St	612	667
SanTan	208	(552)

Proforma operating (loss)/income	$1,840	$5,170

5. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of December 31, 2016 and 2015 were comprised as follows (in thousands):

December 31, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$7,796	$59,370	$25,693	$92,859	$(5,587)	$(138)	$(5,725)
Accumulated amortization	(3,779)	(24,384)	(8,482)	(36,645)	1,395	28	1,423

	$4,017	$34,986	$17,211	$56,214	$(4,192)	$(110)	$(4,302)

December 31, 2015	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$5,616	$44,478	$17,530	$67,624	$(2,928)	$(138)	$(3,066)
Accumulated Amortization	(2,830)	(17,641)	(6,163)	(26,634)	750	24	774

	$2,786	$26,837	$11,367	$40,990	$(2,178)	$(114)	$(2,292)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2017	$15,641
2018	10,845
2019	9,071
2020	7,438
2021	5,410
Thereafter	3,507

$51,912

6. Debt

The following table summarizes the secured indebtedness as of December 31, 2016 and 2015 (in thousands):

Property	December 31, 2016	December 31, 2015	Interest Rate as of December 31, 2016		Maturity
Secured Credit Facility (1)	$52,500	$50,000	LIBOR +2.25	%(2)	June 2018
Washington Group Plaza (3)	32,995	33,669	3.85		July 2018
AmberGlen Mortgage Loan (4)	24,280	24,729	4.38		May 2019
Midland Life Insurance (5)	90,124	95,000	4.34		May 2021
Lake Vista Pointe (3)	18,460	18,460	4.28		August 2024
FRP Ingenuity Drive (3)(6)	17,000	17,000	4.44		December 2024
Plaza 25 (3)(7)	17,000	17,000	4.10		July 2025
190 Office Center (7)	41,250	41,250	4.79		October 2025
Intellicenter (7)	33,563	33,563	4.65		October 2025
FRP Collection (7)	30,737	—	3.85		September 2023
Carillon Point (7)	17,000	—	3.50		October 2023
Term Loan (8)	—	14,000	LIBOR+6.00	%(2)	—

Total Principal	374,909	344,671
Deferred financing costs, net	(4,852)	(3,393)

Total	$370,057	$341,278

All interest rates are fixed interest rates with the exception of the revolving credit facility (“Revolving Credit Facility”) as explained in footnote 1 below.

(1)	At December 31, 2016 the Secured Credit Facility had $100 million authorized and $52.5 million drawn. In addition, the Secured Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2016, the Secured Credit Facility was cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and Park Tower. On October 26, 2016, the Company exercised its option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $75 million to $100 million. During 2015 the authorized borrowing capacity was increased from $30 million to $75 million.
(2)	As of December 31, 2016, the one month LIBOR rate was 0.70%
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x and 1.35x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection and Carillon Point.
(8)	The Term Loan was repaid in April 2016.

The scheduled principal repayments of mortgage payable as of December 31, 2016 are as follows (in thousands):

2017	$3,853
2018	88,509
2019	27,508
2020	4,829
2021	86,761
Thereafter	163,449

Total	$374,909

On January 4, 2017, the Company closed on a $22.0 million loan secured by a first mortgage lien on the 5090 N 40th St property in Phoenix, Arizona. The loan matures in January 2027. Interest is payable at a fixed rate of 3.92% per annum.

On February 9, 2017, the Company closed on a $35.1 million loan secured by a first mortgage lien on the SanTan property in Phoenix, Arizona. The loan matures in March 2027. Interest is payable at a fixed rate of 4.56% per annum.

7. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of December 31, 2016 and 2015, the Company did not have any hedges or derivatives.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $2.4 million at December 31, 2016. A $3.8 million payment was made in March 2016, satisfied through the issuance of common stock and common units. Subsequent to year-end, the Company entered into a Termination and Mutual Release Agreement which increased the liability by $0.5 million to a final cash payment of $2.4 million (see Note 10).

Level 3 sensitivity analysis:

The Company applies judgment in determining unobservable inputs used to calculate the fair value of Level 3 instruments. Level 3 instruments held by the Company include the earn-out. The unobservable inputs used in the valuation of the earn-out primarily include the net effective rent assumptions. A sensitivity analysis has been performed to determine the potential gain or loss by varying the significant unobservable inputs by increasing or decreasing them by 10%. The impact of applying these other reasonably possible inputs is a potential loss of $0.5 million and a potential gain of $0.5 million. This potential gain or loss would be recorded through profit and loss.

Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $323.7 million and $285.9 million as of December 31, 2016 and December 31, 2015, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

8. Related Party Transactions

Equity Transactions

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s Advisor pursuant to which the Company acquired all of the outstanding stock of the Advisor (see Note 1).

On July 14, 2016, the Company issued a total of 3,126,084 shares of its common stock to certain limited partners of the Operating Partnership. The shares of common stock were issued in connection with Second City’s redemption of a total of 3,126,084 common units pursuant to the terms of the Operating Partnership’s limited partnership agreement, as amended and restated.

Property Management Fees

Five of the properties (City Center, Central Fairwinds, AmberGlen, FRP Collection and Park Tower) engaged related parties to perform asset and property management services for a fee ranging from 2.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these three properties totaled $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Advisory and Transaction Fees

During the year ended December 31, 2016, 2015, and 2014, the Company incurred $0.1 million, $3.0 million, and $1.5 million, respectively, in advisory and transaction fees payable to the Advisor.

Earn-Out Payment

During the year ended December 31, 2016, a payment of approximately $3.8 million was made to Second City in March 2016 under the Earn-Out provision described in Note 10.

9. Future Minimum Rent Schedule

Future minimum lease payments to be received as of December 31, 2016 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2017	$76,581
2018	67,837
2019	60,793
2020	53,872
2021	46,616
Thereafter	104,940

$410,639

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Thirteen state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 15.0% of the Company’s total future minimum lease payments as of December 31, 2016.

10. Commitments and Contingencies

Earn-Out

As part of the Formation Transactions and contribution agreement with respect to the Central Fairwinds property, the Company was obligated to make additional payments to Second City (each, an “Earn-Out Payment”) for up to a five year period commencing on the initial IPO date of April 21, 2014. Earn-Out Payments were contingent on the property reaching certain specified occupancy levels through new leases to qualified tenants and exceeding a net operating income threshold, which grows annually. Second City will be entitled to receive an Earn-Out Payment (net of the associated leasing costs and inclusive of leasing commissions and tenant improvements/allowances and free rent) as and when the occupancy of Central Fairwinds reaches each of 70%, 80% and 90% (each, an “Earn-Out Threshold”) based on the incremental cash flow generated by new leases and a 7.75% stabilized capitalization rate. The Company will make any additional Earn-Out Payment within 30 days of the end of the Earn-Out Term based on new qualified leases entered into since the achievement of the last Earn-Out Threshold. Subsequent to year-end, the Company entered into a Termination and Mutual Release Agreement and a final cash payment of $2.4 million was made to Second City in February 2017.

The estimated fair value of the earn-out liability decreased from $5.7 million at December 31, 2015 to $2.4 million at December 31, 2016. A $3.8 million payment was made in March 2016, satisfied through the issuance of common stock and common units. Subsequent to year-end, the Company entered into a Termination and Mutual Release Agreement which increased the liability by $0.5 million to a final cash payment of $2.4 million.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2016 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

On December 10, 2014, the Company completed a follow-on public offering pursuant to which the Company sold 3,750,000 of our common stock to the public at a price of $12.50 per share. The Company raised $46.9 million in gross proceeds, resulting in net proceeds to us of approximately $43.6 million after deducting approximately $2.6 million in underwriting discounts and approximately $0.7 million in other expenses relating to the offering. On December 23, 2014, the underwriters of the offering exercised their overallotment option to purchase an additional 512,664 shares of our common stock at the offering price of $12.50 a share resulting in additional gross proceeds to us of approximately $6.4 million resulting in net proceeds to us of $6.1 million after deducting approximately $0.3 million in underwriting discounts. The net proceeds were used entirely to redeem 336,195 common units and 176,469 common stock held by the Operating Partnerships’ non-controlling interest.

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

On April 5, 2016, the Company completed a follow-on public offering pursuant to which the Company sold 8,050,000 shares of its common stock to the public at a price of $11.40 per share, inclusive of the overallotment option. The Company raised $91.8 million in gross proceeds, resulting in net proceeds to us of approximately $86.7 million after deducting $5.1 million in underwriting discounts and other expenses related to the offering.

On July 14, 2016, the Company issued a total of 3,126,084 shares of its common stock to certain members of Second City in connection with Second City’s redemption of a total of 3,126,084 common units of limited partnership interest in the Operating Partnership.

On October 4, 2016, the Company completed a public preferred stock offering pursuant to which the Company sold 4,000,000 shares of our 6.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value $0.01 per share to the public at a price of $25.00 per share. The Company raised $100.0 million in gross proceeds, resulting in net proceeds to the Company of approximately $96.5 million after deducting $3.5 million in underwriting discounts and expenses related to the offering. On October 28, 2016, the Company issued an additional 480,000 shares of Series A Preferred Stock pursuant to the partial exercise of the underwriters’ overallotment option, raising an additional $12.0 million in gross proceeds before underwriting discounts and expenses. The preferred stock is perpetual and from October 4, 2021, the Company may at its option redeem the Preferred Stock in whole or in part at a redemption price equal to $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including, the date of redemption. During the year ended December 31, 2016, a pro-rated dividend of $1.8 million was declared and paid subsequently in January 2017.

Non-controlling Interests

Non-controlling interests in the Company represent common units of the Operating Partnership held by the Predecessor’s prior investors. As of December 31, 2016 and 2015, non-controlling interests consisted of 40,001 and 3,070,405 Operating Partnership units and represented approximately 0.2% and 19.7% of the Operating Partnership, respectively. Operating Partnership units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Each limited partner and assignees of limited partners have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

The following table summarizes the non-controlling interests in properties as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
City Center	$(65)	$(5)
Central Fairwinds	571	484
AmberGlen	(1,240)	(1,154)
FRP Collection	995	—
Park Tower	1,488	—

	$1,749	$(675)

Common Stock and Common Unit Distributions

During the year ended December 31, 2016, the Company declared aggregate cash distributions to common stockholders and common unitholders of $22.9 million. The Company paid aggregate cash distributions of $20.8 million for the year-ended December 31, 2016 and $5.7 million was payable as of December 31, 2016.

During the year ended December 31, 2016, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/ Unit	Declaration Date	Record Date	Payment Date
January 1, 2016 – March 31, 2016	$0.235	March 15, 2016	April 5, 2016	April 19, 2016
April 1, 2016 – June 30, 2016	0.235	June 20, 2016	July 7, 2016	July 21, 2016
July 1, 2016 – September 30, 2016	0.235	September 15, 2016	October 11, 2016	October 25, 2016
October 1, 2016 – December 31, 2016	0.235	December 21, 2016	January 13, 2017	January 25, 2017

Total	$0.940

Preferred Stock Distributions

During the year ended December 31, 2016, a pro-rated dividend of $1.8 million was declared and paid subsequently in January 2017.

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

During the twelve months ended December 31, 2016, 78,250 restricted stock units (“RSUs”) were granted to directors and non-executive employees with a fair value of $1.0 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the year ended December 31, 2016 and December 31, 2015, the Company recognized net compensation expense of $2.4 million and $1.9 million related to the RSU’s.

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

12. Quarterly Financial Information (unaudited):

The following tables summarize certain selected quarterly financial data for 2016 and 2015 (in thousands, except per share data):

	2016 Quarters
	Fourth	Third	Second	First
Revenue	$21,304	$18,791	$16,092	$16,274
Net (loss)/income	(3,193)	(1,882)	14,244	(8,793)
Net (loss)/income attributable to common stockholders	(5,080)	(1,945)	11,522	(7,121)
Net (loss)/income per share	(0.21)	(0.08)	0.56	(0.56)

	2015 Quarters
	Fourth	Third	Second	First
Revenue	$17,543	$14,616	$11,634	$11,259
Net (loss)	(1,798)	(2,984)	(2,086)	(799)
Net loss attributable to common stockholders	(1,551)	(2,499)	(1,798)	(743)
Net loss per share	(0.12)	(0.20)	(0.15)	(0.06)

13. Subsequent Events

On January 12, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership closed on the acquisition of 2525 McKinnon, an approximately 111,000 square foot tower located in Dallas, Texas, for $46.8 million, exclusive of closing costs.

On January 13, 2017, the Company completed a public offering pursuant to which the Company sold 5,750,000 shares of its common stock to the public at a price of $12.40 per share, inclusive of the overallotment option. The Company raised $71.3 million in gross proceeds, resulting in net proceeds to us of approximately $68.1 million after deducting $3.2 million in underwriting discounts and other expenses related to the offering.

City Office REIT, Inc. and Predecessor

SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2016

(In Thousands)

Description	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2016			Accumulated Amortization	Date of Construction	Date Acquired	Depreciation Life For Latest Income Statement
		Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total
AmberGlen	$24,280	$8,790	$5,705	$4,513	$8,790	$10,218	$19,008	$4,973	1984-1998	December 2009	50 Years
City Center	24,265	3,123	10,656	8,761	3,123	19,417	22,540	5,810	1984	December 2010	40 Years
Central Fairwinds	—	1,747	9,751	4,261	1,747	14,012	15,759	2,541	1982	May 2012	40 Years
Washington Group Plaza	32,995	12,748	20,716	7,485	12,748	28,201	40,949	5,852	1970-1982	June 2013	29 Years
Cherry Creek	49,521	25,745	20,144	472	25,745	20,616	46,361	3,862	1962-1980	January 2014	36 Years
Plaza 25	17,000	1,764	20,563	1,313	1,764	21,876	23,640	3,533	1981	June 2014	30 Years
Lake Vista Pointe	18,460	4,115	20,600	55	4,115	20,655	24,770	2,324	2007	July 2014	45 Years
FPR Ingenuity Drive	17,000	4,415	17,775	11	4,415	17,786	22,201	1,466	1999	November 2014	40 Years
Logan Tower	—	1,305	8,197	274	1,305	8,471	9,776	714	1983	February 2015	33 Years
Superior Pointe	—	3,153	19,834	728	3,153	20,562	23,715	1,304	2000	June 2015	40 Years
DTC Crossroads	16,337	7,137	23,184	298	7,137	23,482	30,619	1,325	1999	June 2015	33 Years
190 Office Center	41,250	7,162	39,690	133	7,162	39,823	46,985	1,708	2001/2008	September 2015	45 Years
Intellicenter	33,563	5,244	34,278	4	5,244	34,282	39,526	1,468	2008	September 2015	50 Years
Carillon Point	17,000	5,173	17,316	—	5,173	17,316	22,489	450	2007	June 2016	39 Years
FRP Collection	30,737	7,030	38,700	168	7,030	38,868	45,898	1,051	1986-1999	July 2016	40 Years
Park Tower	—	3,484	68,656	—	3,484	68,656	72,140	467	1973/2006	November 2016	35 Years
5090 N 40th St	—	6,696	32,123	71	6,696	32,194	38,890	74	1988	November 2016	45 Years
SanTan	—	6,803	37,187	—	6,803	37,187	43,990	65	2000/2003	December 2016	41 Years
Corporate	52,500	—	—	120	—	120	120	65
Deferred Financing Costs	(4,851)	—	—	—	—	—	—	—

	$370,057	$115,634	$445,075	$28,667	$115,634	$473,742	$589,376	$39,052

(1)	The aggregate cost for federal tax purposes as of December 31, 2016 of our real estate assets was $650,002.
(2)	A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2016 and 2015 is as follows:

	2016	2015
Real Estate Properties
Balance, beginning of year	$381,789	$227,139
Acquisitions	223,167	149,184
Dispositions	(24,309)	—
Capital improvements	8,729	5,466

Balance, end of year	$589,376	$381,789

Accumulated depreciation
Balance, beginning of year	$26,909	$15,311
Depreciation	30,178	11,598
Depreciation on dispositions	(18,035)	—

Balance, end of year	$39,052	$26,909

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: March 3, 2017	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2017

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2017

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	March 3, 2017

/s/ Mark Murski Mark Murski	Independent Director	March 3, 2017

/s/ Stephen Shraiberg Stephen Shraiberg	Independent Director	March 3, 2017

/s/ William Flatt William Flatt	Independent Director	March 3, 2017

/s/ Jeffrey Kohn Jeffrey Kohn	Independent Director	March 3, 2017

John Sweet	Independent Director	March 3, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company, as amended and supplemented.†

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

3.3	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 25, 2015).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11/A filed with the Commission on March 25, 2014).

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.3	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.4	Joinder Agreement, dated as of February 4, 2015, by and between CIO Logan Tower, Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2015).

10.5	Loan Agreement, dated as of June 25, 2015, by and between CIO Plaza 25, Limited Partnership and Guaranty Bank and Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.6	Promissory Note, dated June 25, 2015, by CIO Plaza 25, Limited Partnership to Guaranty Bank and Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.7	Guaranty Agreement, dated as of June 25, 2015, by City Office REIT Operating Partnership, L.P. to Guaranty Bank and Trust Company (incorporated by reference of Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.8	Amended and Restated Credit Agreement, dated as of June 26, 2015, by and between City Office REIT Operating Partnership, L.P., KeyBank National Association, as lender, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arrange and sole book manager (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.9	First Amendment and Joinder to Amended and Restated Credit Agreement, dated as of July 14, 2015, by and among City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, City Office REIT, Inc., the Lenders named therein, and KeyBank National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.10	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

Exhibit Number	Description

10.11	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to the Royal Bank of Canada (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.12	Loan Agreement, dated as of September 3, 2015, by and between CIO 190, Limited Partnership and CIBC Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).

10.13	Loan Agreement, dated as of September 3, 2015, by and between CIO Intellicenter, Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 10-Q filed with the Commission on November 6, 2015).

10.14	Stock Purchase Agreement, dated as of November 2, 2015, by and among City Office REIT, Inc., CIO Management Buyer Ltd., Gibralt Capital Corp., James Farrar, Anthony Maretic, Gregory Tylee, JTF Holdco Shareholders, as defined therein, and Tylee Holdco Shareholders, as defined therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.15	Second Amendment to Advisory Agreement, dated as of November 2, 2015, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.16	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.17	Third Amendment to Advisory Agreement, dated as of February 1, 2016, by and among the Company, City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.18	Executive Employment Agreement, dated as of February 1, 2016, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.19	Executive Employment Agreement, dated as of February 1, 2016, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.20	Executive Employment Agreement, dated as of February 1, 2016, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.21	Purchase and Sale Agreement by and between SCCP Central Valley Limited Partnership and Gulf Islamic Investments LLC, dated February 2, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016).

10.22	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016).

10.23	Loan Agreement, dated September 2, 2016, between the Borrowers and BankUnited, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016).

10.24	Promissory Note, dated September 2, 2016, by the Borrowers to BankUnited, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016).

Exhibit Number	Description

10.25	Guaranty of Recourse Obligations and Security Agreement, dated September 2, 2016, between City Office REIT Operating Partnership, L.P. and BankUnited, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016).

10.26	Purchase and Sale Agreement, dated September 9, 2016, by and between PT Associates L.P. and City Office Development, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2016).

10.27	Purchase Agreement, dated September 29, 2016, by and between SCCP Boise, Limited Partnership and St. Luke’s Health System, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2016).

10.28	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated September 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends†

21.1	Subsidiaries of the Company†

23.1	Consent of KPMG LLP†

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Statements of Operations; (iii) Consolidated and Combined Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated and Combined Financial Statements.