Form 10-Q
period 2017-03-31
City Office REIT, Inc.
filed 2017-05-05
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    ☒ No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 2, 2017 was 30,257,448.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	March 31, 2017	December 31, 2016
Assets
Real estate properties
Land	$126,263	$115,634
Building and improvement	457,684	423,707
Tenant improvement	52,399	49,813
Furniture, fixtures and equipment	228	222

	636,574	589,376
Accumulated depreciation	(44,782)	(39,052)

	591,792	550,324

Cash and cash equivalents	50,632	13,703
Restricted cash	22,570	15,948
Rents receivable, net	20,205	17,257
Deferred leasing costs, net	6,487	5,422
Acquired lease intangibles assets, net	54,707	56,214
Prepaid expenses and other assets	1,641	2,626

Total Assets	$748,034	$661,494

Liabilities and Equity
Liabilities:
Debt	$400,764	$370,057
Accounts payable and accrued liabilities	12,641	12,976
Deferred rent	4,125	5,558
Tenant rent deposits	2,725	2,621
Acquired lease intangibles liability, net	6,157	4,302
Dividend distributions payable	8,966	7,521
Earn-out liability	—	2,400

Total Liabilities	435,378	405,435

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 4,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, and 30,257,448 and 24,382,226 shares issued and outstanding	303	244
Additional paid-in capital	264,433	195,566
Accumulated deficit	(65,877)	(53,608)

Total Stockholders’ Equity	310,859	254,202
Operating Partnership unitholders’ non-controlling interests	—	108
Non-controlling interests in properties	1,797	1,749

Total Equity	312,656	256,059

Total Liabilities and Equity	$748,034	$661,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$22,314	$14,072
Expense reimbursement	2,294	1,782
Other	791	420

Total Revenues	25,399	16,274

Operating Expenses:
Property operating expenses	9,612	6,157
General and administrative	2,193	1,241
Base management fee	—	109
External advisor acquisition	—	7,044
Depreciation and amortization	10,498	6,551

Total Operating Expenses	22,303	21,102

Operating income/(loss)	3,096	(4,828)
Interest Expense:
Contractual interest expense	(4,072)	(3,740)
Amortization of deferred financing costs	(323)	(221)

	(4,395)	(3,961)

Net loss	(1,299)	(8,789)
Less:
Net income attributable to noncontrolling interests in properties	(168)	(69)
Net loss attributable to Operating Partnership unitholders’ noncontrolling interests	—	1,739

Net loss attributable to the Company	$(1,467)	$(7,119)
Preferred stock distributions	(1,846)	—

Net loss attributable to common stockholders	$(3,313)	$(7,119)

Net loss per common share and unit:
Basic and Diluted	$(0.11)	$(0.56)

Weighted average common shares outstanding:
Basic and Diluted	29,511	12,764

Dividend distributions declared per common share and unit	$0.235	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non- controlling interests	Non- controlling interests in properties	Total equity

Balance—January 1, 2016	—	$—	12,518	$125	$95,318	$(29,598)	$65,845	$8,550	$(675)	$73,720
Conversion of OP units to shares	—	—	3,206	32	10,754	—	10,786	(10,786)	—	—
Restricted stock award grants and vesting	—	—	164	2	2,434	—	2,436	—	—	2,436
Internalization payment in shares	—	—	297	3	3,461	—	3,464	—	—	3,464
Earn out payment in shares	—	—	147	2	767	—	769	3,009	—	3,778
Net proceeds from sale of common stock	—	—	8,050	80	86,705	—	86,785	—	—	86,785
Net proceeds from sale of preferred stock	4,480	112,000	—	—	(3,873)	—	108,127	—	—	108,127
Common stock dividend distributions declared	—	—	—	—	—	(21,386)	(21,386)	(1,530)	—	(22,916)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,781)	(1,781)	—	—	(1,781)
Contributions	—	—	—	—	—	—	—	—	2,525	2,525
Distributions	—	—	—	—	—	—	—	—	(455)	(455)
Net (loss)/income	—	—	—	—	—	(843)	(843)	865	354	376

Balance—December 31, 2016	4,480	112,000	24,382	244	195,566	(53,608)	254,202	108	1,749	256,059
Conversion of OP units to shares	—	—	40	—	108	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	85	1	826	—	827	—	—	827
Net proceeds from sale of common stock	—	—	5,750	58	67,933	—	67,991	—	—	67,991
Common stock dividend distributions declared	—	—	—	—	—	(8,462)	(8,462)	—	—	(8,462)
Preferred stock dividend distributions declared	—	—	—	—	—	(2,340)	(2,340)	—	—	(2,340)
Distributions	—	—	—	—	—	—	—	—	(120)	(120)
Net income	—	—	—	—	—	(1,467)	(1,467)	—	168	(1,299)

Balance—March 31, 2017	4,480	$112,000	30,257	$303	$264,433	$(65,877)	$310,859	$—	$1,797	$312,656

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,299)	$(8,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,498	6,551
Amortization of deferred financing costs	323	221
Amortization of above/below market leases	(3)	61
Increase in straight-line rent	(777)	(1,144)
Non-cash stock compensation	827	542
Earn-out termination payment	(2,400)	—
Internalization shares issued	—	3,464
Changes in non-cash working capital:
Rents receivable, net	(2,169)	(278)
Prepaid expenses and other assets	988	(17)
Accounts payable and accrued liabilities	(1,528)	4,437
Deferred rent	(1,468)	(569)
Tenant rent deposits	(33)	(146)

Net Cash Provided By Operating Activities	2,959	4,333

Cash Flows to Investing Activities:
Additions to real estate properties	(1,794)	(4,359)
Acquisition of real estate	(46,035)	—
Deferred leasing costs	(474)	(159)

Net Cash Used In Investing Activities	(48,303)	(4,518)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	67,991	—
Debt issuance and extinguishment costs	(326)	(104)
Proceeds from mortgage loan payable	84,100	—
Proceeds from Secured Credit Facility	—	4,000
Repayment of mortgage loans payable	(892)	(280)
Repayment of Secured Credit Facility	(52,500)	—
Distributions to non-controlling interests in properties	(120)	(115)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(9,358)	(3,663)
Change in restricted cash	(6,622)	407

Net Cash Provided By Financing Activities	82,273	245

Net Increase in Cash and Cash Equivalents	36,929	60
Cash and Cash Equivalents, Beginning of Period	13,703	8,138

Cash and Cash Equivalents, End of Period	$50,632	$8,198

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,114	$3,732
Earn-out payment in common stock	$—	$3,778
Purchases of additions in real estate properties included in accounts payable	$260	$—
Purchases of deferred leasing costs included in accounts payable	$912	$—

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

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. (the “Advisor”) pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Advisor (the “Sellers”), which included the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company was required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reached the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. The Company paid an additional $3.5 million in the first quarter of 2016 representing the payments to be made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

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

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

Adopted in the Current Year

In January of 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides an initial screening test to determine when a set of assets and activities is not a business. The test requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted. The Company adopted the guidance on the issuance date effective January 2017. The Company expects that most of its real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), to amend and simplify several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences, (ii) classification of awards as equity or liabilities and (iii) classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the guidance on our consolidated financial statements and notes to our consolidated financial statements.

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

3. Real Estate Investments

Acquisitions

During the three months March 31, 2017 and 2016 the Company acquired the following property:

Property	Date Acquired	Percentage Owned
2525 McKinnon	January 2017	100%

The above acquisition has been accounted for as an asset acquisition.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the three months ended March 31, 2017 (in thousands):

2525 McKinnon
Land	$10,629
Buildings and improvements	33,357
Tenant improvements	1,158
Acquired intangible assets	3,267
Accounts payable and other liabilities	(190)
Lease intangible liabilities	(2,186)

Total consideration	$46,035

Consideration paid on acquisitions was in the form of cash and debt.

Sale of Real Estate Property

On September 21, 2016, we entered into a Purchase and Sale agreement to sell the Washington Group Plaza property. The transaction is anticipated to close in April 2018, subject to customary closing conditions. Either party has the right to accelerate closing by providing at least 120 days’ advance notice.

Subsequent to quarter end, on May 2, 2017, we closed on the sale of the 1400 and 1600 buildings at the AmberGlen property for a gross sales price of $18.9 million.

Subsequent to quarter-end, these properties described met the criteria for assets held for sale. The carrying value of the properties at March 31, 2017 were as follows:

March 31, 2017	AmberGlen 1400 and 1600	Washington Group Plaza	Total
Real estate properties, net	$4,342	$34,536	$38,878
Deferred leasing costs, net	229	1,246	1,475
Acquired lease intangibles asset, net	—	816	816
Rents receivable, prepaid expenses and other assets	409	1,621	2,030
Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(406)	(2,011)	(2,417)

	$4,574	$36,208	$40,782

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of March 31, 2017 and December 31, 2016 were comprised as follows (in thousands):

March 31, 2017	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$7,796	$61,852	$26,400	$96,048	$(7,773)	$(138)	$(7,911)
Accumulated amortization	(4,108)	(27,711)	(9,522)	(41,341)	1,725	29	1,754

	$3,688	$34,141	$16,878	$54,707	$(6,048)	$(109)	$(6,157)

December 31, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$7,796	$59,370	$25,693	$92,859	$(5,587)	$(138)	$(5,725)
Accumulated amortization	(3,779)	(24,384)	(8,482)	(36,645)	1,395	28	1,423

	$4,017	$34,986	$17,211	$56,214	$(4,192)	$(110)	$(4,302)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2017	$11,543
2018	11,118
2019	9,463
2020	7,834
2021	5,569
Thereafter	3,023

$48,550

5. Debt

The following table summarizes the secured indebtedness as of March 31, 2017 and December 31, 2016 (in thousands):

Property	March 31, 2017	December 31, 2016	Interest Rate as of March 31, 2017	Maturity
Secured Credit Facility (1)	$-	$52,500	LIBOR +2.25%(2)	June 2018
Washington Group Plaza (3)	32,817	32,995	3.85	July 2018
AmberGlen Mortgage Loan (4)	24,165	24,280	4.38	May 2019
Midland Life Insurance (5)	89,744	90,124	4.34	May 2021
Lake Vista Pointe (3)	18,460	18,460	4.28	August 2024
FRP Ingenuity Drive (3)(6)	17,000	17,000	4.44	December 2024
Plaza 25 (3)(7)	17,000	17,000	4.10	July 2025
190 Office Center (7)	41,250	41,250	4.79	October 2025
Intellicenter (7)	33,563	33,563	4.65	October 2025
FRP Collection (7)	30,599	30,737	3.85	September 2023
Carillon Point (7)	16,919	17,000	3.50	October 2023
5090 N 40th St	22,000	-	3.92	January 2027
SanTan (7)	35,100	-	4.56	March 2027
2525 McKinnon	27,000	-	4.24	April 2027

Total Principal	405,617	374,909
Deferred financing costs, net	(4,853)	(4,852)

Total	$400,764	$370,057

All interest rates are fixed interest rates with the exception of the secured credit facility (“Secured Credit Facility”) as explained in footnote 1 below.

(1)	At March 31, 2017 the Secured Credit Facility had $100 million authorized and was undrawn. In addition, the Secured Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At March 31, 2017, the Secured Credit Facility was cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and Park Tower. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.
(2)	As of March 31, 2017, the one month LIBOR rate was 0.98%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.

(4)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million. On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings. The loan matures in May 2027. Interest is payable at a fixed rate of 3.69% per annum.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x, 1.35x and 1.20x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection, Carillon Point and SanTan.

The scheduled principal repayments of debt as of March 31, 2017 are as follows (in thousands):

2017	$2,961
2018	36,421
2019	28,087
2020	5,791
2021	87,802
Thereafter	244,555

Total	$405,617

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

On March 10, 2017, the Company closed on a $27.0 million loan secured by a first mortgage lien on the 2525 McKinnon property in Dallas, Texas. The loan matures in April 2027. Interest is payable at a fixed rate of 4.24% per annum.

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of March 31, 2017 and December 31, 2016, the Company did not have any hedges or derivatives.

The estimated fair value of the earn-out liability decreased from $2.4 million at December 31, 2016 to $0 million at March 31, 2017. On February 15, 2017, the Company entered into a Termination and Mutual Release Agreement with Second City that terminated our obligation to make any future earn-out payments associated with the Central Fairwinds property in exchange for a cash payment of $2.4 million was made to Second City on February 21, 2017.

Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $407.9 million and $323.7 million as of March 31, 2017 and December 31, 2016, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Equity Transactions

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s Advisor pursuant to which the Company acquired all of the outstanding stock of the Advisor (see Note 1).

Property Management Fees

Five of the Company’s properties (City Center, Central Fairwinds, AmberGlen, FRP Collection and Park Tower) have engaged related parties to perform asset and property management services for a fee ranging from 2.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these five properties totaled $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Earn-Out Payments

On February 15, 2017, the Company entered into a Termination and Mutual Release Agreement with Second City that terminated our obligation to make any future earn-out payments associated with the Central Fairwinds property in exchange for a cash payment of $2.4 million that was made to Second City on February 21, 2017.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of March 31, 2017 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2017	59,552
2018	73,016
2019	63,740
2020	58,026
2021	50,745
Thereafter	121,366

$426,445

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Thirteen state government tenants currently have the exercisable right to terminate their leases if the applicable state legislation does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 14.5% of the Company’s total future minimum lease payments as of March 31, 2017.

9. Commitments and Contingencies

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2017, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

On January 13, 2017, the Company completed a public offering pursuant to which the Company sold 5,750,000 shares of its common stock to the public at a price of $12.40 per share, inclusive of the overallotment option. The Company raised $71.3 million in gross proceeds, resulting in net proceeds to us of approximately $68.0 million after deducting $3.3 million in underwriting discounts and other expenses related to the offering.

Non-controlling Interests

Non-controlling interests in the Company represent common units not held by the Company. Non-controlling interests consisted of 1 common unit as of March 31, 2017. Common units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the tendered common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the three months ended March 31, 2017, 40,000 common units were redeemed for shares of common stock.

Common Stock and Common Unit Distributions

On March 21, 2017, the Company’s board of directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended March 31, 2017. The dividend was paid on April 25, 2017 to common stockholders and common unitholders of record as of April 11, 2017 for an aggregate of $7.1 million.

Preferred Stock Distributions

During the quarter ended March 31, 2017, the Company’s board of directors approved and the Company declared a cash dividend of 0.4140625 per share for an aggregate amount of $1.8 million. The dividend was paid subsequent to quarter end on April 25, 2017.

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

During the three months ended March 31, 2017, 115,478 restricted stock units (“RSUs”) were granted to directors and non-executive employees with a fair value of $1.5 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended March 31, 2017 the Company recognized net compensation expense of $0.8 million related to the RSUs.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. These forward looking statements may be identified by the use of words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s external advisor, City Office Real Estate Management Inc. pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the Sellers, which include the Company’s three executive officers and Samuel Belzberg, a director of the Company. In addition, the Company was required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reached the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. The Company paid an additional $3.5 million in the first quarter of 2016 representing the payments made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

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

Revenue Base

As of March 31, 2017, we owned 19 properties comprised of 38 office buildings with a total of approximately 4.5 million square feet of net rentable area (“NRA”). As of March 31, 2017, our properties were approximately 90.2% occupied.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of March 31, 2017, our properties were approximately 90.2% occupied. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of March 31, 2017, we owned 19 office complexes comprised of 38 office buildings with a total of approximately 4.5 million square feet of NRA in the metropolitan areas of Boise, Dallas, Denver, Orlando, Phoenix, Portland and Tampa. The following table presents an overview of our portfolio as of March 31, 2017 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2)
Tampa, FL	Park Tower	95.0%	473	86.7%	$23.31	$23.31	$9,549
	City Center	95.0%	241	95.7%	$24.28	$24.28	$5,600
	Intellicenter	100.0%	204	100.0%	$22.37	$22.37	$4,552
	Carillon Point	100.0%	124	100.0%	$26.29	$26.29	$3,265
Denver, CO	Cherry Creek	100.0%	356	100.0%	$17.61	$17.61	$6,262
	Plaza 25	100.0%	196	55.0%	$21.12	$21.12	$2,271
	DTC Crossroads	100.0%	191	92.4%	$23.36	$23.36	$4,120
	Superior Pointe	100.0%	149	95.8%	$17.08	$27.08	$2,439
	Logan Tower	100.0%	70	95.5%	$19.73	$19.73	$1,321
Boise, ID	Washington Group Plaza	100.0%	581	83.0%	$17.35	$17.35	$8,362
Dallas, TX	190 Office Center	100.0%	303	88.6%	$23.87	$23.87	$6,416
	Lake Vista Pointe	100.0%	163	100.0%	$14.50	$22.50	$2,368
	2525 McKinnon	100.0%	111	97.8%	$24.93	$34.68	$2,716
Orlando, FL	FRP Collection	95.0%	272	81.1%	$24.56	$26.94	$5,408
	Central Fairwinds	90.0%	170	89.8%	$26.11	$26.11	$3,975
	FRP Ingenuity Drive	100.0%	125	100.0%	$20.50	$28.50	$2,552
Phoenix, AZ	SanTan	100.0%	267	100.0%	$25.08	$25.08	$6,683
	5090 N 40th St	100.0%	176	89.0%	$27.49	$27.49	$4,304
Portland, OR	AmberGlen	76.0%	353	90.8%	$18.23	$19.66	$5,851
Total / Weighted Average - March 31, 2017 [3]			4,525	90.2%	$21.57	$22.98	$88,014

(1)	For Superior Pointe, FRP Ingenuity Drive and Lake Vista Pointe, the annualized base rent per square foot on a triple net basis was increased by $10, $8 and $8 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7 on a pro rata basis. FRP Collection has net leases for three tenants which have been grossed up by $8 on a pro-rata basis. 2525 McKinnon has net leases for seven tenants which have been grossed up by $14 on a pro-rata basis.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2017 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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

Summary of Significant Accounting Policies

The interim consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of Three Months Ended March 31, 2017 to March 31, 2016

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $9.1 million, or 56%, to $25.4 million for the three months ended March 31, 2017 compared to $16.3 million in the corresponding period in 2016. $0.9 million of this increase was attributed to the acquisition of Carillon Point in June 2016, $1.7 million from the acquisition of FRP Collection in July 2016, $2.7 million from the acquisition of Park Tower in November 2016, $1.1 million from the acquisition of 5090 N 40th St in November 2016, $1.8 million from the acquisition of SanTan in December 2016 and $1.0 million from the acquisition of 2525 McKinnon in January 2017. Further contributing to the increase, Washington Group Plaza and AmberGlen increased by $0.6 million and $0.4 million, respectively, due to the downtime in the prior year associated with tenant improvement work for new tenants at each property replacing tenants who departed on December 31, 2015. Offsetting these increases, Corporate Parkway decreased by $0.7 million due to the sale of the property in June 2016 and Plaza 25 decreased $0.2 million as a result of lower occupancy. The remaining properties revenues were relatively unchanged, decreased $0.2 million in comparison to three months ended March 31, 2016.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $8.2 million, or 59%, to $22.3 million for the three months ended March 31, 2017 compared to $14.1 million for the three months ended March 31, 2016. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties contributed an additional $0.8 million, $1.4 million, $2.4 million, $1.0 million, $1.8 million and $0.8 million in rental income, respectively, to the 2016 period rental income. Washington Group Plaza and AmberGlen also increased by $0.6 million and $0.3 million, respectively, due to the increased occupancy described above. Corporate Parkway decreased by $0.7 million due to the sale of the property in June 2016, Plaza 25 decreased $0.2 million as result of lower occupancy.

Expense Reimbursement. Total expense reimbursement increased $0.5 million, or 29%, to $2.3 million for the three month period ended March 31, 2017 compared to $1.8 million for the same period in 2016, primarily due to the acquisition of the FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties described above. Offsetting these increases, is a decrease in Plaza 25 expense reimbursement income due to reduced occupancy over the prior year.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.4 million, or 88%, to $0.8 million for the three month period ended March 31, 2017 compared to $0.4 million for the same period in 2016. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower, DTC Crossroads and Park Tower with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $1.2 million, or 6%, to $22.3 million for the three months ended March 31, 2017, from $21.1 million for the same period in 2016, primarily due to acquisitions described above offset by the decrease in corporate expenses as a result of the external advisor acquisition costs of $7.0 million which occurred in the prior year. Total operating expenses increased by $0.7 million, $1.5 million, $2.3 million, $0.8 million, $1.6 million and $0.7 million, respectively, from the acquisition of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon. Corporate Parkway decreased operating expenses by $0.6 million due to the sale of the property in June 2016. The remaining property operating expenses were relatively unchanged, in comparison to the prior year. The remaining increase relates to increases in general and administrative expenses including stock-based compensation related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $3.5 million, or 56%, to $9.6 million for the three months ended March 31, 2017 from $6.2 million for the same period in 2016. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties contributed an additional $0.4 million, $0.5 million, $1.2 million, $0.4 million, $0.6 million and $0.4 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were minimal for the three month period ended March 31, 2017 compared to $0 in the prior year. The minimal acquisition costs in the current year related to unanticipated expenses related to the acquisitions which occurred in the fourth quarter of 2016. The company early adopted ASU 2017-01 and therefore the costs associated with the 2525 McKinnon acquisition in the quarter were capitalized as part of the acquisition costs as required under the accounting for an asset acquisition.

Base Management Fee. Base Management Fee decreased $0.1 million, to $0 for the three month period ended March 31, 2017. This represents the fee paid to our former external advisor in the prior year. Effective February 1, 2016, following the Internalization, no base management fees will be paid going forward.

General and Administrative. General and administrative expenses comprise of normal public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $1.0 million, or 77%, to $2.2 million for the three month period ended March 31, 2017 compared to $1.2 million for the same period in 2016. The increase is primarily attributable to the growth of the company as well as payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company now pays following the closing of the Internalization on February 1, 2016. Included in general and administrative expense for the three months ended March 31, 2017 was $0.8 million of non-cash stock-based compensation expense. Certain prior year amounts related to stock-based compensation expenses have been reclassified to General and Administrative expenses to conform to current period presentation.

Depreciation and Amortization. Depreciation and amortization increased $4.0 million, or 60%, to $10.5 million for the three month period ended March 31, 2017 compared to $6.5 million for the same period in 2016, primarily due to the addition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties.

External Advisor Acquisition. In the prior year, the cost associated with the internalization of management which occurred in February 2016 was expensed.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $0.4 million, or 11%, to $4.4 million for the three month period ended March 31, 2017, compared to $4.0 million for the corresponding period in 2016. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point, FRP Collection, 5090 N 40th St, SanTan and 2525 McKinnon property level debt increased by $0.2 million, $0.3 million, $0.2 million, $0.3 million and $0.1 million respectively in 2017. Offsetting these increase, Corporate Parkway interest expense decreased $0.2 million due to the sale of the property in June 2016 and operating line interest decreased by $0.5 million due to the capital raise which occurred in January 2017.

Cash Flows

Comparison of Period Ended March 31, 2017 to Period Ended March 31, 2016

Cash and cash equivalents were $50.6 million and $8.2 million as of March 31, 2017 and March 31, 2016, respectively.

Cash flow from operating activities. Net cash provided by operating activities decreased by $1.3 million to $3.0 million for the three months ended March 31, 2017 compared to $4.3 million for the same period in 2016. The decrease was mainly attributable to the payment of the fair value of earn-out, offset by an increase in operating cash flows from the new acquisition.

Cash flow to investing activities. Net cash used in investing activities increased by $43.8 million to $48.3 million used for the three months ended March 31, 2017 compared to $4.5 million used for the same period in 2016. The increase was primarily due to the of the acquisition of 2525 McKinnon.

Cash flow from financing activities. Net cash provided by financing activities increased by $82.1 million to $82.3 million for the three months ended March 31, 2017 compared to $0.2 million for the same period in 2016. Cash flow from financing activities increased primarily due to proceeds from a public offering of our common stock that closed in January 2017, and proceeds from new mortgage payable, offset by repayment of borrowings from Secured Credit Facility.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $50.6 million of cash and cash equivalents and $22.6 million of restricted cash as of March 31, 2017.

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

On January 13, 2017, the Company completed a public offering pursuant to which the Company sold 5,750,000 shares of its common stock to the public at a price of $12.40 per share, inclusive of the overallotment option. The Company raised $71.3 million in gross proceeds, resulting in net proceeds to us of approximately $68.0 million after deducting $3.3 million in underwriting discounts and other expenses related to the offering.

On February 9, 2017, the Company closed on a $35.1 million loan secured by a first mortgage lien on the SanTan property in Phoenix, Arizona. The loan matures in March 2027. Interest is payable at a fixed rate of 4.56% per annum.

On March 10, 2017, the Company closed on a $27.0 million loan secured by a first mortgage lien on the 2525 McKinnon property in Dallas, Texas. The loan matures in April 2027. Interest is payable at a fixed rate of 4.24% per annum.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, proceeds from our public offering, and borrowings under our mortgage loans and Secured Credit Facility.

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

Consolidated Indebtedness as of March 31, 2017

As of March 31, 2017, we had approximately $405.6 million of outstanding consolidated indebtedness, 100% of which is fixed rate debt. The following table sets forth information as of March 31, 2017 with respect to our outstanding indebtedness (in thousands).

Debt	March 31, 2017	Interest Rate as of March 31, 2017	Maturity Date
Secured Credit Facility (1)	$-	LIBOR(2) +2.25%	June 2018
Washington Group Plaza (3)	32,817	3.85	July 2018
AmberGlen Mortgage Loan (4)	24,165	4.38	May 2019
Midland Life Insurance (5)	89,744	4.34	May 2021
Lake Vista Pointe (3)	18,460	4.28	August 2024
FRP Ingenuity Drive (3)(6)	17,000	4.44	December 2024
Plaza 25 (3)(7)	17,000	4.10	July 2025
190 Office Center (7)	41,250	4.79	October 2025
Intellicenter (7)	33,563	4.65	October 2025
FRP Collection (7)	30,599	3.85	September 2023
Carillon Point (7)	16,919	3.50	October 2023
5090 N 40th St	22,000	3.92	January 2027
SanTan (7)	35,100	4.56	March 2027
2525 McKinnon	27,000	4.24	April 2027

Total	$405,617

(1)	At March 31, 2017 the Secured Credit Facility had $100 million authorized and was undrawn. In addition, the Secured Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at our option upon meeting certain conditions. The Secured Credit Facility requires us to maintain a fixed charge coverage ratio of no less than 1.60x. At March 31, 2017, the Secured Credit Facility was cross-collateralized by Central Fairwinds, Logan Tower, Superior Pointe and Park Tower. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.
(2)	As of March 31, 2017, the one month LIBOR rate was 0.98%
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million. On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings. The loan matures in May 2027. Interest is payable at a fixed rate of 3.69% per annum.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted as collateral property.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	We are required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x, 1.35x and 1.20x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection, Carillon Point and SanTan.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of March 31, 2017, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2017	2018-2019	2020-2021	More than 5 years
Principal payments on debt	$405,617	$2,961	$64,508	$93,593	$244,555
Interest payments	111,044	12,988	31,948	26,807	39,301
Tenant-related commitments(1)	7,171	6,018	1,139	14	-

Total	$523,832	$21,967	$97,595	$120,414	$283,856

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2017, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of March 31, 2017, approximately $405.6 million, or 100%, of our debt had fixed interest rates. A 10% increase in LIBOR would not impact our interest costs on debt outstanding as of March 31, 2017, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Secured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2017.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

10.1	Second Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.

*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: May 5, 2017

By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2017

By:	/s/ Anthony Maretic
Anthony Maretic
Chief Financial Officer, Secretary and Treasurer

(Principal Financial Officer and Principal Accounting Officer)