Form 10-Q
period 2017-06-30
City Office REIT, Inc.
filed 2017-08-04
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 31, 2017 was 30,262,086.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	June 30,	December 31,
	2017	2016
Assets
Real estate properties
Land	$111,268	$115,634
Building and improvement	436,207	423,707
Tenant improvement	44,183	49,813
Furniture, fixtures and equipment	232	222

	591,890	589,376
Accumulated depreciation	(41,270)	(39,052)

	550,620	550,324

Cash and cash equivalents	68,149	13,703
Restricted cash	24,049	15,948
Rents receivable, net	18,831	17,257
Deferred leasing costs, net	5,351	5,422
Acquired lease intangibles assets, net	49,799	56,214
Prepaid expenses and other assets	2,259	2,626
Assets held for sale	38,289	—

Total Assets	$757,347	$661,494

Liabilities and Equity
Liabilities:
Debt	$411,110	$370,057
Accounts payable and accrued liabilities	12,092	12,976
Deferred rent	2,629	5,558
Tenant rent deposits	2,387	2,621
Acquired lease intangibles liability, net	5,807	4,302
Dividend distributions payable	8,967	7,521
Earn-out liability	—	2,400
Liabilities related to assets held for sale	1,445	—

Total Liabilities	444,437	405,435

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 and	112,000	112,000
4,600,000 shares authorized, 4,480,000 issued and outstanding
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,257,448 and	303	244
24,382,226 shares issued and outstanding
Additional paid-in capital	264,785	195,566
Accumulated deficit	(64,781)	(53,608)

Total Stockholders’ Equity	312,307	254,202
Operating Partnership unitholders’ non-controlling interests	—	108
Non-controlling interests in properties	603	1,749

Total Equity	312,910	256,059

Total Liabilities and Equity	$757,347	$661,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$21,635	$14,203	$43,948	$28,276
Expense reimbursement	2,847	1,562	5,141	3,344
Other	675	327	1,466	750

Total Revenues	25,157	16,092	50,555	32,370

Operating Expenses:
Property operating expenses	10,674	6,236	20,284	12,398
General and administrative	1,597	1,544	3,790	2,787
Base management fee	—	—	—	109
External advisor acquisition	—	—	—	7,045
Acquisition Costs	—	87	—	87
Depreciation and amortization	9,148	6,520	19,646	13,071

Total Operating Expenses	21,419	14,387	43,720	35,497

Operating income/(loss)	3,738	1,705	6,835	(3,127)
Interest Expense:
Contractual interest expense	(4,356)	(3,139)	(8,429)	(6,885)
Amortization of deferred financing costs	(331)	(250)	(655)	(471)

	(4,687)	(3,389)	(9,084)	(7,356)
Change in fair value of contingent consideration	2,000	—	2,000	—
Net gain on sale of real estate property	12,116	15,934	12,116	15,934

Net income	13,167	14,250	11,867	5,451
Less:
Net income attributable to noncontrolling interests in properties	(3,104)	(110)	(3,272)	(177)
Net income attributable to Operating Partnership unitholders’ non-controlling interests	—	(2,613)	—	(874)

Net income attributable to the Company	10,063	11,527	8,595	4,400
Preferred stock distributions	(1,855)	—	(3,701)	—

Net income attributable to common stockholders	$8,208	$11,527	$4,894	$4,400

Net income per common share and unit:
Basic	$0.27	$0.56	$0.16	$0.26
Diluted	$0.27	$0.48	$0.16	$0.22

Weighted average common shares outstanding:
Basic	30,257	20,729	29,886	16,746
Diluted	30,563	24,235	30,186	20,237

Dividend distributions declared per common share and unit	$0.235	$0.235	$0.235	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non- controlling interests	Non- controlling interests in properties	Total equity
Balance – January 1, 2016	—	$—	12,518	$125	$95,318	$(29,598)	$65,845	$8,550	$(675)	$73,720
Conversion of OP units to shares	—	—	3,206	32	10,754	—	10,786	(10,786)	—	—
Restricted stock award grants and vesting	—	—	164	2	2,434	—	2,436	—	—	2,436
Internalization payment in shares	—	—	297	3	3,461	—	3,464	—	—	3,464
Earn out payment in shares	—	—	147	2	767	—	769	3,009	—	3,778
Net proceeds from sale of common stock	—	—	8,050	80	86,705	—	86,785	—	—	86,785
Net proceeds from sale of preferred stock	4,480	112,000	—	—	(3,873)	—	108,127	—	—	108,127
Common stock dividend distributions declared	—	—	—	—	—	(21,386)	(21,386)	(1,530)	—	(22,916)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,781)	(1,781)	—	—	(1,781)
Contributions	—	—	—	—	—	—	—	—	2,525	2,525
Distributions	—	—	—	—	—	—	—	—	(455)	(455)
Net (loss)/income	—	—	—	—	—	(843)	(843)	865	354	376

Balance – December 31, 2016	4,480	112,000	24,382	244	195,566	(53,608)	254,202	108	1,749	256,059
Conversion of OP units to shares	—	—	40	—	108	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	85	1	1,178	—	1,179	—	—	1,179
Net proceeds from sale of common stock	—	—	5,750	58	67,933	—	67,991	—	—	67,991
Common stock dividend distributions declared	—	—	—	—	—	(15,573)	(15,573)	—	—	(15,573)
Preferred stock dividend distributions declared	—	—	—	—	—	(4,195)	(4,195)	—	—	(4,195)
Distributions	—	—	—	—	—	—	—	—	(4,418)	(4,418)
Net income	—	—	—	—	—	8,595	8,595	—	3,272	11,867

Balance - June 30, 2017	4,480	$112,000	30,257	$303	$264,785	$(64,781)	$312,307	$—	$603	$312,910

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$11,867	$5,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,646	13,071
Amortization of deferred financing costs	655	471
Amortization of above/below market leases	(77)	120
Increase in straight-line rent	(1,960)	(2,911)
Non-cash stock compensation	1,179	1,157
Earn-out termination payment	(2,400)	—
Internalization shares issued	—	3,464
Net gain on sale of real estate property	(12,116)	(15,934)
Changes in non-cash working capital:
Rents receivable, net	(1,135)	(2,438)
Prepaid expenses and other assets	(26)	(955)
Accounts payable and accrued liabilities	(764)	995
Deferred rent	(2,620)	(727)
Tenant rent deposits	(313)	(150)

Net Cash Provided By Operating Activities	11,936	1,614

Cash Flows (to) / from Investing Activities:
Additions to real estate properties	(4,038)	(6,012)
Acquisition of real estate	(46,035)	(25,842)
Net proceeds from sale of real estate	16,993	42,983
Deferred leasing costs	(1,810)	(689)

Net Cash (Used In) / Provided By Investing Activities	(34,890)	10,440

Cash Flows from / (to) Financing Activities:
Proceeds from sale of common stock	67,991	86,786
Debt issuance and extinguishment costs	(753)	(226)
Proceeds from mortgage loan payable	119,340	—
Repayment of mortgage loans payable	(25,836)	(51,685)
Repayment of Secured Credit Facility	(52,500)	—
Distributions to noncontrolling interests in properties	(4,418)	(242)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(18,323)	(9,364)
Change in restricted cash	(8,101)	(37,805)

Net Cash Provided By / (Used In) Financing Activities	77,400	(12,536)

Net Increase / (Decrease) in Cash and Cash Equivalents	54,446	(482)
Cash and Cash Equivalents, Beginning of Period	13,703	8,138

Cash and Cash Equivalents, End of Period	$68,149	$7,656

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,596	$7,100
Earn-out payment in common stock	$—	$3,778
Purchases of additions in real estate properties included in accounts payable	$677	$—
Purchases of deferred leasing costs included in accounts payable	$223	$—

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

3. Real Estate Investments

Acquisitions

During the six months ended June 30, 2017 and 2016 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
2525 McKinnon	January 2017	100%
Carillon Point	June 2016	100%

2525 McKinnon has been accounted for as an asset acquisition. Carillon Point was accounted for as a business combination.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2017 (in thousands):

2525 McKinnon
Land	$10,629
Buildings and improvements	33,357
Tenant improvements	1,158
Acquired intangible assets	3,267
Accounts payable and other liabilities	(190)
Lease intangible liabilities	(2,186)

Total consideration	$46,035

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2016 (in thousands):

Carillon Point
Land	$5,030
Buildings and improvements	14,100
Tenant improvements	2,739
Acquired intangible assets	4,140
Prepaid expenses and other assets	73
Accounts payable and other liabilities	(217)
Lease intangible liabilities	(23)

Total consideration	$25,842

Consideration paid on acquisitions was in the form of cash and debt.

Change in Fair Value of Contingent Consideration

On June 28, 2017, the Company received a $2 million refund from a third party escrow account related to the Park Tower acquisition when certain leasing thresholds were not achieved as a condition of that purchase in the prior year.

Sale of Real Estate Property

On May 2, 2017, the Company sold the 1400 and 1600 buildings at the AmberGlen property in Portland, Oregon, and its related assets and liabilities, for a sales price of $18.9 million, resulting in an aggregate net gain of $12.1 million, net of $2.0 million in costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made. In accordance with ASU 2014-08, the sale was not considered a discontinued operation.

Assets Held for Sale

On September 21, 2016, we entered into a Purchase and Sale agreement to sell the Washington Group Plaza property for $86.5 million. The transaction is anticipated to close in April 2018, subject to customary closing conditions. Either party has the right to accelerate closing by providing at least 120 days’ advance notice.

The property has been classified as held for sale as of June 30, 2017:

June 30, 2017	Washington Group Plaza
Real estate properties, net	$34,539
Deferred leasing costs, net	1,295
Acquired lease intangibles asset, net	817
Rents receivable, prepaid expenses and other assets	1,638

Assets held for sale	$38,289

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(1,445)

Liabilities realated to assets held for sale	$(1,445)

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of June 30, 2017 and December 31, 2016 were comprised as follows (in thousands):

June 30, 2017	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$6,143	$55,451	$23,219	$84,813	$(7,743)	$(138)	$(7,881)
Accumulated amortization	(2,958)	(24,375)	(7,681)	(35,014)	2,044	30	2,074

	$3,185	$31,076	$15,538	$49,799	$(5,699)	$(108)	$(5,807)

December 31, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$7,796	$59,370	$25,693	$92,859	$(5,587)	$(138)	$(5,725)
Accumulated amortization	(3,779)	(24,384)	(8,482)	(36,645)	1,395	28	1,423

	$4,017	$34,986	$17,211	$56,214	$(4,192)	$(110)	$(4,302)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2017	$7,334
2018	10,912
2019	9,370
2020	7,798
2021	5,555
Thereafter	3,023

$43,992

5. Debt

The following table summarizes the secured indebtedness as of June 30, 2017 and December 31, 2016 (in thousands):

Property	June 30, 2017	December 31, 2016	Interest Rate as of June 30, 2017		Maturity
Secured Credit Facility (1)	$—	$52,500	LIBOR +2.25	%(2)	June 2018
Washington Group Plaza (3)	32,644	32,995	3.85		July 2018
AmberGlen Mortgage Loan (4)	—	24,280	4.38		May 2019
Midland Life Insurance (5)	89,361	90,124	4.34		May 2021
Lake Vista Pointe (3)	18,460	18,460	4.28		August 2024
FRP Ingenuity Drive (3)(6)	17,000	17,000	4.44		December 2024
Plaza 25 (3)(7)	17,000	17,000	4.10		July 2025
190 Office Center (7)	41,250	41,250	4.79		October 2025
Intellicenter (7)	33,563	33,563	4.65		October 2025
FRP Collection (7)	30,458	30,737	3.85		September 2023
Carillon Point (7)	16,837	17,000	3.50		October 2023
5090 N 40th St	22,000	—	3.92		January 2027
SanTan (7)	35,100	—	4.56		March 2027
2525 McKinnon	27,000	—	4.24		April 2027
AmberGlen (7)	20,000	—	3.69		May 2027
Central Fairwinds (7)	15,240	—	4.00		June 2024

Total Principal	415,913	374,909
Deferred financing costs, net	(4,803)	(4,852)

Total	$411,110	$370,057

All interest rates are fixed interest rates with the exception of the secured credit facility (“Secured Credit Facility”) as explained in footnote 1 below.

(1)	At June 30, 2017 the Secured Credit Facility had $100 million authorized and was undrawn. In addition, the Secured Credit Facility has an accordion feature that will permit the Company to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At June 30, 2017, the Secured Credit Facility was cross-collateralized by Logan Tower, Superior Pointe and Park Tower. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.
(2)	As of June 30, 2017, the one month LIBOR rate was 1.22%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.

(4)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million. On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x, 1.35x,1.20x, 1.15x and 1.35x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection, Carillon Point, SanTan, AmberGlen and Central Fairwinds.

The scheduled principal repayments of debt as of June 30, 2017 are as follows (in thousands):

2017	$1,962
2018	36,206
2019	5,050
2020	6,087
2021	88,111
Thereafter	278,497

Total	$415,913

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

On June 5, 2017, the Company closed on a $15.2 million loan secured by a first mortgage lien on the Central Fairwinds property in Orlando, Florida. The loan matures in June 2024. Interest is payable at a fixed rate of 4.00% per annum.

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of June 30, 2017 and December 31, 2016, the Company did not have any hedges or derivatives.

The estimated fair value of the earn-out liability decreased from $2.4 million at December 31, 2016 to $0 million at June 30, 2017. On February 15, 2017, the Company entered into a Termination and Mutual Release Agreement with Second City that terminated our obligation to make any future earn-out payments associated with the Central Fairwinds property in exchange for a cash payment of $2.4 million was made to Second City on February 21, 2017.

Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $420.3 million and $323.7 million as of June 30, 2017 and December 31, 2016, respectively. Although the Company has determined the majority of the inputs used to value its fixed rate debt fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its fixed rate debt utilize Level 3 inputs, such as estimates of current credit spreads. Accordingly, mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Property Management Fees

Five of the Company’s properties (City Center, Central Fairwinds, AmberGlen, FRP Collection and Park Tower) have engaged related parties to perform asset and property management services for a fee ranging from 2.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these five properties totaled $0.5 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of June 30, 2017 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2017	40,670
2018	76,165
2019	66,120
2020	59,199
2021	51,708
Thereafter	121,742

$415,604

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Thirteen state government tenants currently have the exercisable right to terminate their leases if the applicable state legislation does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 14.3% of the Company’s total future minimum lease payments as of June 30, 2017.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2017, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

On June 16, 2017, the Company and the Operating Partnership entered into separate equity distribution agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of its common stock, $0.01 par value per share, and up to 1,000,000 shares of its 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (collectively, the “Shares”), through the Sales Agents, acting as agents or principals (the “ATM Program”).

Pursuant to the Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through the Sales Agents from time to time under the Sales Agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements.

During the six month period ended June 30, 2017, we did not sell any Shares under the ATM Program.

Non-controlling Interests

Non-controlling interests in the Company represent common units not held by the Company or its consolidated subsidiaries. There were no non-controlling interests in the Company as of June 30, 2017. Common units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the tendered common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the six months ended June 30, 2017, 40,000 common units were redeemed for shares of common stock.

Common Stock and Common Unit Distributions

On June 27, 2017, the Company’s board of directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended June 30, 2017. The dividend was paid on July 25, 2017 to common stockholders and common unitholders of record as of July 11, 2017 for an aggregate of $7.1 million.

Preferred Stock Distributions

During the quarter ended June 30, 2017, the Company’s board of directors approved and the Company declared a cash dividend of $0.4140625 per share for an aggregate amount of $1.9 million. The dividend was paid subsequent to quarter end on July 25, 2017.

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

During the six months ended June 30, 2017, 117,478 restricted stock units (“RSUs”) were granted to directors and non-executive employees with a fair value of $1.5 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the six months ended June 30, 2017 the Company recognized net compensation expense of $1.2 million related to the RSUs.

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

11. Subsequent Events

Subsequent to June 30, 2017 the Company, through the Operating Partnership, entered into an Agreement of Purchase and Sale to acquire a portfolio of properties in San Diego, California for $174.5 million, which is expected to close at the end of the third quarter of 2017, subject to customary closing conditions.

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

Revenue Base

As of June 30, 2017, we owned 19 properties comprised of 36 office buildings with a total of approximately 4.4 million square feet of net rentable area (“NRA”). As of June 30, 2017, our properties were approximately 90.1% occupied.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Lake Vista Pointe, FRP Ingenuity Drive and Superior Pointe properties have triple net leases. FRP Collection has triple net leases for three of its tenants. 2525 McKinnon has triple net leases for seven of its tenants. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of June 30, 2017, our properties were approximately 90.1% occupied. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of June 30, 2017, we owned 19 office complexes comprised of 36 office buildings with a total of approximately 4.4 million square feet of NRA in the metropolitan areas of Boise, Dallas, Denver, Orlando, Phoenix, Portland and Tampa. The following table presents an overview of our portfolio as of June 30, 2017 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2)
Tampa, FL	Park Tower	94.8%	473	80.5%	$23.61	$23.61	$8,983
	City Center	95.0%	241	100.0%	$24.31	$24.31	$5,859
	Intellicenter	100.0%	204	100.0%	$22.82	$22.82	$4,645
	Carillon Point	100.0%	124	100.0%	$26.68	$26.68	$3,313
Denver, CO	Cherry Creek	100.0%	356	100.0%	$17.61	$17.61	$6,262
	Plaza 25	100.0%	196	55.0%	$21.46	$21.46	$2,307
	DTC Crossroads	100.0%	191	92.4%	$23.36	$23.36	$4,120
	Superior Pointe	100.0%	149	95.8%	$17.08	$27.08	$2,439
	Logan Tower	100.0%	70	95.5%	$19.72	$19.72	$1,320
Boise, ID	Washington Group Plaza	100.0%	581	83.0%	$17.53	$17.53	$8,448
Dallas, TX	190 Office Center	100.0%	303	88.6%	$23.96	$23.96	$6,438
	Lake Vista Pointe	100.0%	163	100.0%	$15.00	$23.00	$2,450
	2525 McKinnon	100.0%	111	100.0%	$26.29	$36.04	$2,927

Orlando, FL	FRP Collection	95.0%	272	82.2%	$22.36	$24.74	$4,992
	Central Fairwinds	90.0%	170	89.0%	$26.08	$26.08	$3,937
	FRP Ingenuity Drive	100.0%	125	100.0%	$20.50	$28.50	$2,552
Phoenix, AZ	SanTan	100.0%	267	100.0%	$26.53	$26.53	$7,070
	5090 N 40th St	100.0%	176	89.0%	$27.58	$27.58	$4,317
Portland, OR	AmberGlen	76.0%	201	96.0%	$19.17	$21.68	$3,702
Total / Weighted Average - June 30, 2017 [3]			4,373	90.1%	$21.85	$23.33	$86,081

(1)	For Superior Pointe, FRP Ingenuity Drive and Lake Vista Pointe, the annualized base rent per square foot on a triple net basis was increased by $10, $8 and $8 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7 on a pro rata basis. FRP Collection has net leases for three tenants which have been grossed up by $8 on a pro-rata basis. 2525 McKinnon has net leases for seven tenants which have been grossed up by $14 on a pro-rata basis.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2017 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 to June 30, 2016

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $9.1 million, or 57%, to $25.2 million for the three months ended June 30, 2017 compared to $16.1 million in the corresponding period in 2016. $0.9 million of this increase was attributed to the acquisition of Carillon Point in June 2016, $1.3 million from the acquisition of FRP Collection in July 2016, $2.9 million from the acquisition of Park Tower in November 2016, $1.2 million from the acquisition of 5090 N 40th St in November 2016, $1.9 million from the acquisition of SanTan in December 2016 and $1.4 million from the acquisition of 2525 McKinnon in January 2017. Further contributing to the increase, Washington Group Plaza increased by $0.8 million due to the downtime in the prior year associated with tenant improvement work for new tenants at the property replacing a tenant who departed on December 31, 2015. Offsetting these increases, Corporate Parkway decreased by $0.6 million due to the sale of the property in June 2016, AmberGlen decreased by $0.2 million primarily due to the sale of two of the five buildings in the complex in May 2017, and Plaza 25 decreased $0.4 million as a result of lower occupancy. The remaining properties revenues were relatively unchanged, decreased $0.1 million in comparison to three months ended June 30, 2016.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $7.4 million, or 52%, to $21.6 million for the three months ended June 30, 2017 compared to $14.2 million for the three months ended June 30, 2016. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties contributed an additional $0.9 million, $1.1 million, $2.5 million, $1.1 million, $1.8 million and $0.9 million in rental income, respectively, to the 2016 period rental income. Washington Group Plaza also increased by $0.7 million due to the increased occupancy described above. Corporate Parkway decreased by $0.6 million due to the sale of the property in June 2016, Plaza 25 decreased $0.3 million as result of lower occupancy.

Expense Reimbursement. Total expense reimbursement increased $1.3 million, or 87%, to $2.8 million for the three month period ended June 30, 2017 compared to $1.5 million for the same period in 2016, primarily due to the acquisition of the FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties described above. Offsetting these increases is a decrease in Plaza 25 expense reimbursement income due to reduced occupancy over the prior year.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.4 million, or 133%, to $0.7 million for the three month period ended June 30, 2017 compared to $0.3 million for the same period in 2016. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower, DTC Crossroads and Park Tower with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $7.0 million, or 49%, to $21.4 million for the three months ended June 30, 2017, from $14.4 million for the same period in 2016, primarily due to acquisitions described above. Total operating expenses increased by $0.7 million, $1.5 million, $2.3 million, $0.9 million, $1.7 million and $1.0 million, respectively, from the acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon. Corporate Parkway decreased operating expenses by $0.5 million due to the sale of the property in June 2016. Washington Group Plaza operating expenses decreased by $0.4 million as a result of two offsetting changes. Depreciation decreased by $0.9 million as the property was designated as held for sale during the quarter at which point the property ceased depreciation offset by higher property operating expenses incurred due to the higher occupancy at the property. The remaining property operating expenses were relatively unchanged, in comparison to the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and releasing costs. Property operating expenses increased $4.5 million, or 72%, to $10.7 million for the three months ended June 30, 2017 from $6.2 million for the same period in 2016. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties contributed an additional $0.4 million, $0.5 million, $1.2 million, $0.4 million, $0.7 million and $0.6 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0 for the three month period ended June 30, 2017 compared to $0.1 million in the prior year. The company early adopted ASU 2017-01 and therefore costs associated with acquisitions are capitalized for the three months ended June 30, 2017 as part of the acquisition costs as required under the accounting for an asset acquisition.

General and Administrative. General and administrative expenses comprise of normal public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses were relatively unchanged at $1.5 million for the three month period ended June 30, 2017 compared to the same period in 2016. Expense growth including payroll and other costs were offset by lower stock compensation costs. Included in general and administrative expense for the three months ended June 30, 2017 was $0.4 million of non-cash stock-based compensation expense. Certain prior year amounts related to stock-based compensation expenses have been reclassified to general and administrative expenses to conform to current period presentation.

Depreciation and Amortization. Depreciation and amortization increased $2.6 million, or 40%, to $9.1 million for the three month period ended June 30, 2017 compared to $6.5 million for the same period in 2016, primarily due to the addition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties offset by a decrease at Washington Group Plaza which ceased depreciation during the quarter due to the classification as held for sale and Corporate Parkway which decreased by $0.5 million due to the sale of the property in June 2016.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $1.3 million, or 38%, to $4.7 million for the three month period ended June 30, 2017, compared to $3.4 million for the corresponding period in 2016. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point, FRP Collection, 5090 N 40th St, SanTan and 2525 McKinnon property level debt increased by $0.2 million, $0.3 million, $0.2 million, $0.4 million and $0.3 million respectively in 2017. Offsetting these increase, Corporate Parkway interest expense decreased $0.2 million due to the sale of the property in June 2016 and operating line interest decreased by $0.1 million due to the capital raise which occurred in January 2017.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of 2 buildings in our AmberGlen complex in May 2017. In the prior year, amounts relate to the sale of Corporate Parkway in June 2016.

Change in Fair Value of Contingent Consideration. On June 28, 2017 we received a $2 million refund from a third party escrow account related to the Park Tower acquisition when certain leasing thresholds were not achieved as a condition of that purchase in the prior year. No similar arrangements were in place in the prior year.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $18.2 million, or 56%, to $50.6 million for the six month period ended June 30, 2017 compared to $32.4 million in the corresponding period in 2016. $1.8 million of this increase was attributed to the acquisition of Carillon Point in June 2016, $3.1 million from the acquisition of FRP Collection in July 2016, $5.6 million from the acquisition of Park Tower in November 2016, $2.3 million from the acquisition of 5090 N 40th St in November 2016, $3.8 million from the acquisition of SanTan in December 2016 and $2.4 million from the acquisition of 2525 McKinnon in January 2017. Further contributing to the increase, Washington Group Plaza increased by $1.4 million due to the downtime in the prior year associated with tenant improvement work for new tenants at the property replacing a tenant who departed on December 31, 2015. Offsetting these increases, Corporate Parkway decreased by $1.3 million due to the sale of the property in June 2016, and Plaza 25 decreased $0.6 million as a result of lower occupancy. The remaining properties revenues were relatively unchanged, decreased $0.2 million in comparison to three months ended June 30, 2016.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $15.6 million, or 55%, to $43.9 million for the six month period ended June 30, 2017 compared to $28.3 million for the six months ended June 30, 2016. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties contributed an additional $1.7 million, $2.6 million, $4.9 million, $2.2 million, $3.7 million and $1.6 million in rental income, respectively, to the 2016 period rental income. Washington Group Plaza also increased by $1.3 million due to the increased occupancy described above. Corporate Parkway decreased by $1.3 million due to the sale of the property in June 2016, Plaza 25 decreased $0.5 million as result of lower occupancy.

Expense Reimbursement. Total expense reimbursement increased $1.8 million, or 54%, to $5.1 million for the six month period ended June 30, 2017 compared to $3.3 million for the same period in 2016, primarily due to the acquisition of the FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties described above. Offsetting these increases is a decrease in Plaza 25 expense reimbursement income due to reduced occupancy over the prior year.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.8 million, or 114%, to $1.5 million compared to $0.7 million for the same period in 2016. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower, DTC Crossroads and Park Tower with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, stock-based compensation, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $8.2 million, or 23%, to $43.7 million for the six month period ended June 30, 2017, from $35.5 million for the same period in 2016, primarily due to the property acquisitions described above offset by the external advisor acquisition costs of $7.0 million which occurred on February 1, 2016. Total operating expenses increased by $1.4 million, $3.0 million, $4.6 million, $1.7 million, $3.2 million and $1.7 million, respectively, from the acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon. Corporate Parkway decreased operating expenses by $1.1 million due to the sale of the property in June 2016. The remaining property operating expenses were relatively unchanged, in comparison to the prior year. The remaining increase relates to increases in general and administrative expenses including stock-based compensation related to our growth over the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and releasing costs. Property operating expenses increased $7.9 million, or 64%, to $20.3 million for the six month period ended June 30, 2017 from $12.4 million for the same period in 2016. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties contributed an additional $0.7 million, $1.1 million, $2.4 million, $0.8 million, $1.3 million and $0.8 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0 for the six month period ended June 30, 2017 compared to $0.1 million in the prior year. The company early adopted ASU 2017-01 and therefore costs associated with acquisitions are capitalized for the six months ended June 30, 2017 as part of the acquisition costs as required under the accounting for an asset acquisition.

Base Management Fee. Base Management Fee was $0 for the six month period ended June 30, 2017 compared to $0.1 million for the six months ended June 30, 2016 representing the fee paid to our former external advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

General and Administrative. General and administrative expenses increased $1.0 million, or 36%, to $3.8 million for the six month period ended June 30, 2017 compared to the same period in 2016. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company will pay going forward following the Internalization. Included in general and administrative expense for the six months ended June 30, 2017 was $1.2 million of non-cash stock-based compensation expense. Certain prior year amounts related to stock-based compensation expenses have been reclassified to general and administrative expenses to conform to current period presentation.

Depreciation and Amortization. Depreciation and amortization increased $6.5 million, or 50%, to $19.6 million for the six month period ended June 30, 2017 compared to $13.1 million for the same period in 2016, primarily due to the addition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties offset by a decrease at Washington Group Plaza which ceased depreciation during the quarter due to the classification as held for sale and Corporate Parkway which decreased by $1.1 million due to the sale of the property in June 2016.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $1.7 million, or 23%, to $9.1 million for the six month period ended June 30, 2017, compared to $7.4 million for the corresponding period in 2016. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point, FRP Collection, 5090 N 40th St, SanTan and 2525 McKinnon property level debt increased by $0.3 million, $0.6 million, $0.4 million, $0.7 million and $0.4 million respectively in 2017. Offsetting these increase, Corporate Parkway interest expense decreased $0.4 million due to the sale of the property in June 2016 and operating line interest decreased by $0.6 million due to the capital raise which occurred in January 2017.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of 2 buildings in our AmberGlen complex in May 2017. In the prior year, amounts relate to the sale of Corporate Parkway in June 2016.

Change in Fair Value of Contingent Consideration. On June 28, 2017 we received a $2 million refund from a third party escrow account related to the Park Tower acquisition when certain leasing thresholds were not achieved as a condition to that purchase in the prior year. No similar arrangements were in place in the prior year.

Cash Flows

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

Cash and cash equivalents were $68.1 million and $7.7 million as of June 30, 2017 and June 30, 2016, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $10.3 million to $11.9 million for the six months ended June 30, 2017 compared to $1.6 million for the same period in 2016. The increase was mainly attributable to an increase in operating cash flows from the new acquisitions, offset by payment of the fair value of earn-out.

Cash flow to investing activities. Net cash used in investing activities increased by $45.3 million to $34.9 million used for the six months ended June 30, 2017 compared to $10.4 million provided by investing activities for the same period in 2016. The increase was primarily due to the of the acquisition of 2525 McKinnon.

Cash flow from financing activities. Net cash provided by financing activities increased by $89.9 million to $77.4 million for the six months ended June 30, 2017 compared to $12.5 million used for the same period in 2016. Cash flow from financing activities increased primarily due to proceeds from a public offering of our common stock that closed in January 2017, and proceeds from new mortgage payables, offset by repayment of borrowings from Secured Credit Facility

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $68.1 million of cash and cash equivalents and $24.0 million of restricted cash as of June 30, 2017.

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

On June 5, 2017, the Company closed on a $15.2 million loan secured by a first mortgage lien on the Central Fairwinds property in Orlando, Florida. The loan matures in June 2024. Interest is payable at a fixed rate of 4.00% per annum. In connection with the financing Central Fairwinds was removed as collateral on the Secured Credit Facility.

On June 16, 2017, the Company and the Operating Partnership entered into separate equity distribution agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of its common stock, $0.01 par value per share, and up to 1,000,000 shares of its 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (collectively, the “Shares”), through the Sales Agents, acting as agents or principals (the “ATM Program”). In connection with the ATM Program, the Company filed Articles Supplementary pursuant to which the Company increased the authorized number of shares of 6.625% Series A Cumulative Redeemable Preferred Stock to 5,600,000.

Pursuant to the Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through the Sales Agents from time to time under the Sales Agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements.

During the six month period ended June 30, 2017, we did not sell any Shares under the ATM Program.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, proceeds from our public offerings, including under our ATM program, and borrowings under our mortgage loans and Secured Credit Facility.

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

Consolidated Indebtedness as of June 30, 2017

As of June 30, 2017, we had approximately $415.9 million of outstanding consolidated indebtedness, 100% of which is fixed rate debt. The following table sets forth information as of June 30, 2017 with respect to our outstanding indebtedness (in thousands).

Debt	June 30, 2017	Interest Rate as of June 30, 2017	Maturity Date
Secured Credit Facility (1)	$—	LIBOR(2) +2.25%	June 2018
Washington Group Plaza (3)	32,644	3.85	July 2018
AmberGlen Mortgage Loan (4)	—	4.38	May 2019
Midland Life Insurance (5)	89,361	4.34	May 2021
Lake Vista Pointe (3)	18,460	4.28	August 2024
FRP Ingenuity Drive (3)(6)	17,000	4.44	December 2024
Plaza 25 (3)(7)	17,000	4.10	July 2025
190 Office Center (7)	41,250	4.79	October 2025
Intellicenter (7)	33,563	4.65	October 2025
FRP Collection (7)	30,458	3.85	September 2023
Carillon Point (7)	16,837	3.50	October 2023
5090 N 40th St	22,000	3.92	January 2027
SanTan (7)	35,100	4.56	March 2027
2525 McKinnon	27,000	4.24	April 2027
AmberGlen (7)	20,000	3.69	May 2027
Central Fairwinds (7)	15,240	4.00	June 2024

Total	$415,913

(1)	At June 30, 2017 the Secured Credit Facility had $100 million authorized and was undrawn. In addition, the Secured Credit Facility has an accordion feature that will permit us to borrow up to $150 million, subject to additional collateral availability and lender approval. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at our option upon meeting certain conditions. The Secured Credit Facility requires us to maintain a fixed charge coverage ratio of no less than 1.60x. At June 30, 2017, the Secured Credit Facility was cross-collateralized by Logan Tower, Superior Pointe and Park Tower. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.

(2)	As of June 30, 2017, the one month LIBOR rate was 1.22%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million. On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted as collateral property.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	We are required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x, 1.35x,1.20x, 1.15x and 1.35x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection, Carillon Point, SanTan, AmberGlen and Central Fairwinds.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of June 30, 2017, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2017	2018-2019	2020-2021	More than 5 years
Principal payments on debt	$415,913	$1,962	$41,256	$94,198	$278,497
Interest payments	116,081	8,853	33,153	29,423	44,652
Tenant-related commitments(1)	7,885	6,715	1,156	14	—

Total	$539,879	$17,530	$75,565	$123,635	$323,149

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2017, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.We consider our interest rate exposure to be minimal because as of June 30, 2017, approximately $415.9 million, or 100%, of our debt had fixed interest rates. A 10% increase in LIBOR would not impact our interest costs on debt outstanding as of June 30, 2017, but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Secured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 19, 2017, we, through a wholly-owned subsidiary of the Operating Partnership, entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the “PSA”), the form of which is filed hereto as Exhibit 10.5, to acquire a ten-building portfolio of properties in San Diego, California from an unaffiliated real estate company for $174.5 million, exclusive of closing costs. As of August 2, 2017, we have waived our due diligence conditions precedent under the PSA and have made a $10.0 million non-refundable deposit to the seller. The transaction is expected to close at the end of the third quarter of 2017, subject to customary closing conditions.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 3, 2017).

3.2	Articles Supplementary to the Articles of Amendment and Restatement of City Office REIT, Inc. designating the Company’s 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated June 16, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

3.3	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.2	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.3	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.4	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.5	Form of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 19, 2017. †

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends †

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: August 4, 2017

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2017

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)