Form 10-Q
period 2017-09-30
City Office REIT, Inc.
filed 2017-11-07
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

    Yes  ☐            ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 2, 2017 was 30,262,086.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	September 30, 2017	December 31, 2016
Assets
Real estate properties
Land	$177,364	$115,634
Building and improvement	515,098	423,707
Tenant improvement	52,853	49,813
Furniture, fixtures and equipment	248	222

	745,563	589,376
Accumulated depreciation	(45,795)	(39,052)

	699,768	550,324

Cash and cash equivalents	18,896	13,703
Restricted cash	25,040	15,948
Rents receivable, net	18,378	17,257
Deferred leasing costs, net	5,618	5,422
Acquired lease intangible assets, net	68,383	56,214
Prepaid expenses and other assets	4,033	2,626
Assets held for sale	38,344	—

Total Assets	$878,460	$661,494

Liabilities and Equity
Liabilities:
Debt	$532,114	$370,057
Accounts payable and accrued liabilities	15,819	12,976
Deferred rent	3,148	5,558
Tenant rent deposits	3,281	2,621
Acquired lease intangible liabilities, net	9,233	4,302
Dividend distributions payable	8,967	7,521
Earn-out liability	—	2,400
Liabilities related to assets held for sale	3,773	—

Total Liabilities	576,335	405,435

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 and 4,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,262,086 and 24,382,226 shares issued and outstanding	303	244
Additional paid-in capital	265,036	195,566
Accumulated deficit	(75,522)	(53,608)

Total Stockholders’ Equity	301,817	254,202
Operating Partnership unitholders’ non-controlling interests	—	108
Non-controlling interests in properties	308	1,749

Total Equity	302,125	256,059

Total Liabilities and Equity	$878,460	$661,494

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$21,452	$16,644	$65,400	$44,919
Expense reimbursement	2,541	1,805	7,682	5,149
Other	757	342	2,224	1,090

Total Revenues	24,750	18,791	75,306	51,158

Operating Expenses:
Property operating expenses	10,693	7,385	30,977	19,779
General and administrative	1,446	1,752	5,236	4,539
Base management fee	—	—	—	109
External advisor acquisition	—	—	—	7,045
Acquisition costs	—	252	—	339
Depreciation and amortization	9,449	7,763	29,095	20,834

Total Operating Expenses	21,588	17,152	65,308	52,645

Operating income/(loss)	3,162	1,639	9,998	(1,487)
Interest Expense:
Contractual interest expense	(4,513)	(3,321)	(12,941)	(10,206)
Amortization of deferred financing costs	(372)	(200)	(1,027)	(671)

	(4,885)	(3,521)	(13,968)	(10,877)
Change in fair value of contingent consideration	—	—	2,000	—
Net gain on sale of real estate property	—	—	12,116	15,934

Net (loss)/income	(1,723)	(1,882)	10,146	3,570
Less:
Net income attributable to noncontrolling interests in properties	(52)	(65)	(3,324)	(243)
Net loss/(income) attributable to Operating Partnership unitholders’ non-controlling interests	—	3	—	(871)

Net (loss)/income attributable to the Company	(1,775)	(1,944)	6,822	2,456
Preferred stock distributions	(1,855)	—	(5,556)	—

Net (loss)/income attributable to common stockholders	$(3,630)	$(1,944)	$1,266	$2,456

Net (loss)/income per common share and unit:
Basic	$(0.12)	$(0.08)	$0.04	$0.13
Diluted	$(0.12)	$(0.08)	$0.04	$0.11

Weighted average common shares outstanding:
Basic	30,262	23,884	29,966	19,143
Diluted	30,262	23,884	30,268	21,731

Dividend distributions declared per common share and unit	$0.235	$0.235	$0.705	$0.705

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders ’ non- controlling interests	Non- controlling interests in properties	Total equity
Balance – January 1, 2016	—	$—	12,518	$125	$95,318	$(29,598)	$65,845	$8,550	$(675)	$73,720
Conversion of OP units to shares	—	—	3,206	32	10,754	—	10,786	(10,786)	—	—
Restricted stock award grants and vesting	—	—	164	2	2,434	—	2,436	—	—	2,436
Internalization payment in shares	—	—	297	3	3,461	—	3,464	—	—	3,464
Earn out payment in shares	—	—	147	2	767	—	769	3,009	—	3,778
Net proceeds from sale of common stock	—	—	8,050	80	86,705	—	86,785	—	—	86,785
Net proceeds from sale of preferred stock	4,480	112,000	—	—	(3,873)	—	108,127	—	—	108,127
Common stock dividend distributions declared	—	—	—	—	—	(21,386)	(21,386)	(1,530)	—	(22,916)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,781)	(1,781)	—	—	(1,781)
Contributions	—	—	—	—	—	—	—	—	2,525	2,525
Distributions	—	—	—	—	—	—	—	—	(455)	(455)
Net (loss)/income	—	—	—	—	—	(843)	(843)	865	354	376

Balance – December 31, 2016	4,480	112,000	24,382	244	195,566	(53,608)	254,202	108	1,749	256,059
Conversion of OP units to shares	—	—	40	—	108	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	90	1	1,429	—	1,430	—	—	1,430
Net proceeds from sale of common stock	—	—	5,750	58	67,933	—	67,991	—	—	67,991
Common stock dividend distributions declared	—	—	—	—	—	(22,685)	(22,685)	—	—	(22,685)
Preferred stock dividend distributions declared	—	—	—	—	—	(6,051)	(6,051)	—	—	(6,051)
Distributions	—	—	—	—	—	—	—	—	(4,765)	(4,765)
Net income	—	—	—	—	—	6,822	6,822	—	3,324	10,146

Balance - September 30, 2017	4,480	$112,000	30,262	$303	$265,036	$(75,522)	$301,817	$—	$308	$302,125

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$10,146	$3,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,095	20,834
Amortization of deferred financing costs	1,027	671
Amortization of above/below market leases	(126)	139
Increase in straight-line rent	(2,417)	(3,901)
Non-cash stock compensation	1,430	1,788
Earn-out termination payment	(2,400)	—
Internalization shares issued	—	3,464
Net gain on sale of real estate property	(12,116)	(15,934)
Changes in non-cash working capital:
Rents receivable, net	(285)	(949)
Prepaid expenses and other assets	(1,648)	(828)
Accounts payable and accrued liabilities	2,270	2,010
Deferred rent	(77)	2,213
Tenant rent deposits	580	(289)

Net Cash Provided By Operating Activities	25,479	12,788

Cash Flows to Investing Activities:
Additions to real estate properties	(6,119)	(7,183)
Acquisition of real estate	(216,310)	(75,073)
Net proceeds from sale of real estate	16,993	42,983
Deferred leasing costs	(2,578)	(973)

Net Cash Used In Investing Activities	(208,014)	(40,246)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	67,991	86,786
Debt issuance and extinguishment costs	(1,198)	(718)
Proceeds from mortgage loan payable	119,340	30,875
Proceeds from Secured Credit Facility	69,500	—
Repayment of mortgage loans payable	(26,759)	(19,338)
Repayment of Secured Credit Facility	—	(50,000)
Contributions from non-controlling interests in properties	—	1,025
Distributions to non-controlling interests in properties	(4,764)	(355)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(27,290)	(15,100)
Change in restricted cash	(9,092)	(1,833)

Net Cash Provided By Financing Activities	187,728	31,342

Net Increase in Cash and Cash Equivalents	5,193	3,884
Cash and Cash Equivalents, Beginning of Period	13,703	8,138

Cash and Cash Equivalents, End of Period	$18,896	$12,022

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,800	$10,354
Earn-out payment in common stock	$—	$3,778
Purchases of additions in real estate properties included in accounts payable	$364	$—
Purchases of deferred leasing costs included in accounts payable	$27	$—

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

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s former external advisor, City Office Real Estate Management Inc. (the “Advisor”) pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Advisor (the “Sellers”), which included the Company’s three executive officers and Samuel Belzberg, a former director of the Company. In addition, the Company was required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reached the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. The Company paid an additional $3.5 million in the first quarter of 2016 representing the payments to be made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement between the Company, the Operating Partnership and the Advisor (“Advisory Agreement”) that eliminates the payment of acquisition fees by the Company to the Advisor. In addition, each of the Company’s executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately eleven additional former employees of the Advisor and its affiliates became employees of the Company.

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

Variable Interest Entities

The Mission City and Sorrento Mesa properties (formerly referred to collectively as the San Diego Portfolio) were acquired through a reverse 1031 exchange and are held by qualified intermediaries whose assets and operations are to hold these properties. Through agreements with the qualified intermediaries, the Company has the power to direct activities, has the obligation to absorb losses and has the right to receive benefits from these properties. As a result, the Company is considered to be the primary beneficiary and consolidates the qualified intermediaries for financial reporting purposes.

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

To be Adopted in Future Years

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a Company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. Upon adoption of the ASU in 2018, we expect to utilize the modified retrospective approach method of transition. We are currently conducting our analysis of the impact of the guidance on our consolidated financial statements and have a project plan in place to evaluate the implementation of the guidance. We believe the impact would primarily relate to the sale of real estate properties and timing of revenue recognition.

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

In August of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is currently assessing the impact of the guidance on its statement of cash flows.

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The Company is currently assessing the impact of the guidance on its statement of cash flows. We believe the impact will be a presentation update to include a reconciliation to restricted cash.

3. Real Estate Investments

Acquisitions

During the nine months ended September 30, 2017 and 2016 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Mission City and Sorrento Mesa	September 2017	100%
2525 McKinnon	January 2017	100%
FRP Collection	July 2016	95%
Carillon Point	June 2016	100%

Mission City, Sorrento Mesa and 2525 McKinnon have been accounted for as asset acquisitions. Carillon Point and FRP Collection were accounted for as business combinations.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2017 (in thousands):

	Mission City and Sorrento Mesa	2525 McKinnon	Total September 30, 2017
Land	$66,097	$10,629	$76,726
Buildings and improvements	78,072	33,357	111,429
Tenant improvements	8,393	1,158	9,551
Acquired intangible assets	22,846	3,267	26,113
Prepaid expenses and other assets	140	—	140
Accounts payable and other liabilities	(1,507)	(190)	(1,697)
Lease intangible liabilities	(3,766)	(2,186)	(5,952)

Total consideration	$170,275	$46,035	$216,310

Consideration paid on acquisitions was in the form of cash and debt.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2016 (in thousands):

	Carillon Point	FRP Collection	Total September 30, 2016
Land	$5,172	$7,031	$12,203
Buildings and improvements	14,500	36,480	50,980
Tenant improvements	2,816	2,219	5,035
Acquired intangible assets	3,851	3,932	7,783
Prepaid expenses and other assets	73	101	174
Accounts payable and other liabilities	(217)	(532)	(749)
Lease intangible liabilities	(353)	—	(353)

Total consideration	$25,842	$49,231	$75,073

Change in Fair Value of Contingent Consideration.

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

Assets Held for Sale

On September 21, 2016, we entered into a Purchase and Sale agreement to sell the Washington Group Plaza property for $86.5 million. The transaction is anticipated to close in April 2018, subject to customary closing conditions. Either party has the right to accelerate closing by providing at least 120 days’ advance notice. In accordance with ASU 2014-08, the sale will not be considered a discontinued operation.

The property has been classified as held for sale as of September 30, 2017 (in thousands):

September 30, 2017	Washington Group Plaza
Real estate properties, net	$34,549
Deferred leasing costs, net	1,295
Acquired lease intangible assets, net	817
Rents receivable, prepaid expenses and other assets	1,683

Assets held for sale	$38,344

Acquired lease intangibles liabilities, net	(2)
Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(3,771)

Liabilities related to assets held for sale	$(3,773)

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of September 30, 2017 and December 31, 2016 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
September 30, 2017	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$9,215	$70,605	$27,185	$107,005	$(11,509)	$(138)	$(11,647)
Accumulated amortization	(3,182)	(27,007)	(8,433)	(38,622)	2,383	31	2,414

	$6,033	$43,598	$18,752	$68,383	$(9,126)	$(107)	$(9,233)

December 31, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$7,796	$59,370	$25,693	$92,859	$(5,587)	$(138)	$(5,725)
Accumulated amortization	(3,779)	(24,384)	(8,482)	(36,645)	1,395	28	1,423

	$4,017	$34,986	$17,211	$56,214	$(4,192)	$(110)	$(4,302)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2017	$4,856
2018	15,113
2019	13,381
2020	11,591
2021	9,299
Thereafter	4,910

$59,150

5. Debt

The following table summarizes the secured indebtedness as of September 30, 2017 and December 31, 2016 (in thousands):

Property	September 30, 2017	December 31, 2016	Interest Rate as of September 30, 2017		Maturity
Secured Credit Facility (1)	$122,000	$52,500	LIBOR +2.25	%(2)	June 2018
Washington Group Plaza (3)	32,469	32,995	3.85		July 2018
AmberGlen (4)	—	24,280	4.38		May 2019
Midland Life Insurance (5)	88,974	90,124	4.34		May 2021
Lake Vista Pointe (3)	18,435	18,460	4.28		August 2024
FRP Ingenuity Drive (3)(6)	17,000	17,000	4.44		December 2024
Plaza 25 (3)(7)	16,954	17,000	4.10		July 2025
190 Office Center (7)	41,250	41,250	4.79		October 2025
Intellicenter (7)	33,563	33,563	4.65		October 2025
FRP Collection (7)	30,317	30,737	3.85		September 2023
Carillon Point (7)	16,754	17,000	3.50		October 2023
5090 N 40th St	22,000	—	3.92		January 2027
SanTan (7)	35,100	—	4.56		March 2027
2525 McKinnon	27,000	—	4.24		April 2027
AmberGlen (7)	20,000	—	3.69		May 2027
Central Fairwinds (7)	15,174	—	4.00		June 2024

Total Principal	536,990	374,909
Deferred financing costs, net	(4,876)	(4,852)

Total	$532,114	$370,057

All interest rates are fixed interest rates with the exception of the secured credit facility (“Secured Credit Facility”) as explained in footnote 1 below.

(1)	At September 30, 2017 the Secured Credit Facility had $150 million authorized and $122 million drawn. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At September 30, 2017, the Secured Credit Facility was cross-collateralized by Logan Tower, Superior Pointe, Park Tower and Sorrento Mesa. On September 1, 2017, the Company exercised its option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $100 million to $150 million. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.
(2)	As of September 30, 2017, the one month LIBOR rate was 1.23%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	The Company is required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million. On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings.

(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	The Company is required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x, 1.35x,1.20x, 1.15x and 1.35x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection, Carillon Point, SanTan, AmberGlen and Central Fairwinds.

The scheduled principal repayments of debt as of September 30, 2017 are as follows (in thousands):

2017	$1,013
2018	158,205
2019	5,049
2020	6,086
2021	88,110
Thereafter	278,527

$536,990

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

On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property in Portland, Oregon, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings. The loan matures in May 2027. Interest is payable at a fixed rate of 3.69% per annum.

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

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of September 30, 2017 and December 31, 2016, the Company did not have any hedges or derivatives.

On February 15, 2017, the Company entered into a Termination and Mutual Release Agreement with Second City that terminated our obligation to make any future earn-out payments associated with the Central Fairwinds property in exchange for a cash payment of $2.4 million, which was made to Second City on February 21, 2017. As a result of the agreement, the earn-out liability was settled.

Cash Equivalents, Restricted Cash, Accounts Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $419.3 million and $323.7 million as of September 30, 2017 and December 31, 2016, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Property Management Fees

Five of the Company’s properties (City Center, Central Fairwinds, AmberGlen, FRP Collection and Park Tower) have engaged related parties to perform asset and property management services for a fee ranging from 2.0% to 3.5% of gross revenue. Management fees paid to the minority partners of these five properties totaled $0.7 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of September 30, 2017 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2017	24,300
2018	91,769
2019	79,320
2020	69,842
2021	59,489
Thereafter	136,907

$461,627

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Twelve state government tenants currently have the exercisable right to terminate their leases if the applicable state legislation does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 12.2% of the Company’s total future minimum lease payments as of September 30, 2017.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2017, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

On June 16, 2017, the Company and the Operating Partnership entered into separate equity distribution agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of its common stock, $0.01 par value per share, and up to 1,000,000 shares of its 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (collectively, the “Shares”), through the Sales Agents, acting as agents or principals (the “ATM Program”). Pursuant to the Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through the Sales Agents from time to time under the Sales Agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements. During the nine month period ended September 30, 2017, we did not sell any Shares under the ATM Program.

Non-controlling Interests

Non-controlling interests in the Company represent common units not held by the Company or its consolidated subsidiaries. There were no non-controlling interests in the Company as of September 30, 2017. Common units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the tendered common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the nine months ended September 30, 2017, 40,000 common units were redeemed for shares of common stock.

Common Stock and Common Unit Distributions

On September 15, 2017, the Company’s board of directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended September 30, 2017. The dividend was paid subsequent to quarter end on October 25, 2017 to common stockholders and common unitholders of record as of October 11, 2017 for an aggregate of $7.1 million.

Preferred Stock Distributions

During the quarter ended September 30, 2017, the Company’s board of directors approved and the Company declared a cash dividend of $0.4140625 per share for an aggregate amount of $1.8 million. The dividend was paid subsequent to quarter end on October 25, 2017.

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

During the nine months ended September 30, 2017, 117,478 restricted stock units (“RSUs”) were granted to directors and non-executive employees with a fair value of $1.5 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the nine months ended September 30, 2017 the Company recognized net compensation expense of $1.4 million related to the RSUs.

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

11. Subsequent Events

On October 5, 2017, the Company closed on a $47 million loan secured by a first mortgage lien on the Mission City property in San Diego, California. The loan was used to pay down the Secured Credit Facility drawn to initially acquire the property. The loan matures in October 2027. Interest is payable at a fixed rate of 3.78% per annum.

On October 19, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired a 162,748 square foot Class A multi-tenant property in Phoenix, Arizona for $33.3 million, financed by the Company’s Secured Credit Facility.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. These forward looking statements may be identified by the use of words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s former external advisor, City Office Real Estate Management Inc. pursuant to which the Company acquired all of the outstanding stock of the Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the Sellers, which include the Company’s three executive officers and Samuel Belzberg, a former director of the Company. In addition, the Company was required to make cash payments to the Sellers of up to $3.5 million if the Company’s fully diluted market capitalization reached the following thresholds prior to December 31, 2016: $1 million upon the Company achieving a $200 million fully diluted market capitalization, an additional $1 million upon the Company achieving a $225 million fully diluted market capitalization and an additional $1.5 million upon the Company achieving a $250 million fully diluted market capitalization. The Company paid an additional $3.5 million in the first quarter of 2016 representing the payments made to the Sellers upon reaching these fully diluted market capitalizations, which, together with the initial payment and professional fees, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship.

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

Revenue Base

As of September 30, 2017, we owned 21 properties comprised of 46 office buildings with a total of approximately 5.0 million square feet of net rentable area (“NRA”). As of September 30, 2017, our properties were approximately 88.7% occupied.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. The tenants in the Lake Vista Pointe, FRP Ingenuity Drive, Sorrento Mesa and Superior Pointe properties have triple net leases. FRP Collection and 2525 McKinnon has triple net leases for three and seven of its respective tenants. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of September 30, 2017, our properties were approximately 88.7% occupied. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of September 30, 2017, we owned 21 office complexes comprised of 46 office buildings with a total of approximately 5.0 million square feet of NRA in the metropolitan areas of Boise, Dallas, Denver, Orlando, Phoenix, Portland, San Diego and Tampa. The following table presents an overview of our portfolio as of September 30, 2017 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2)
Tampa, FL	Park Tower	94.8%	473	79.8%	$23.66	$23.66	$8,917
(20.6% of NRA)
	City Center	95.0%	241	99.0%	$24.44	$24.44	$5,834

	Intellicenter	100.0%	204	100.0%	$22.82	$22.82	$4,645

	Carillon Point	100.0%	124	100.0%	$26.77	$26.77	$3,325

Denver, CO	Cherry Creek	100.0%	356	100.0%	$18.10	$18.10	$6,438
(19.1%)
	Plaza 25	100.0%	196	53.3%	$21.63	$21.63	$2,254

	DTC Crossroads	100.0%	191	77.2%	$25.12	$25.12	$3,703

	Superior Pointe	100.0%	149	86.3%	$16.42	$26.42	$2,111

	Logan Tower	100.0%	70	91.0%	$19.90	$19.90	$1,273

San Diego, CA	Sorrento Mesa	100.0%	385	87.5%	$22.88	$27.88	$7,700
(13.3%)
	Mission City	100.0%	285	86.7%	$33.94	$33.94	$8,384

Boise, ID	Washington Group Plaza	100.0%	581	83.0%	$17.64	$17.64	$8,504
(11.5%)

	190 Office Center	100.0%	303	88.6%	$23.50	$23.50	$6,317
Dallas, TX
(11.5%)	Lake Vista Pointe	100.0%	163	100.0%	$15.00	$23.00	$2,450

	2525 McKinnon	100.0%	111	100.0%	$26.29	$36.04	$2,927

	FRP Collection	95.0%	272	82.6%	$22.65	$25.03	$5,085
Orlando, FL
(11.2%)	Central Fairwinds	90.0%	170	89.0%	$23.92	$23.92	$3,611

	FRP Ingenuity Drive	100.0%	125	100.0%	$20.50	$28.50	$2,552

Phoenix, AZ	SanTan	100.0%	267	100.0%	$26.58	$26.58	$7,085
(8.8%)
	5090 N 40th St	100.0%	176	89.0%	$28.21	$28.21	$4,417

Portland, OR	AmberGlen	76.0%	201	96.0%	$19.17	$21.68	$3,702
(4.0%)

Total / Weighted Average - September 30, 2017 [3]			5,043	88.7%	$22.66	$24.30	$101,234

(1)	For Superior Pointe, FRP Ingenuity Drive, Lake Vista Pointe, and Sorrento Mesa the annualized base rent per square foot on a triple net basis was increased by $10, $8, $8, and $5 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7 on a pro rata basis. FRP Collection has net leases for three tenants which have been grossed up by $8 on a pro-rata basis. 2525 McKinnon has net leases for seven tenants which have been grossed up by $14 on a pro-rata basis.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2017 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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

Summary of Significant Accounting Policies

The interim consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016 except for the adoption of ASU 2017-01 “Business Combinations” as outlined in Note 2 of the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2017 to September 30, 2016

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $6.0 million, or 32%, to $24.8 million for the three months ended September 30, 2017 compared to $18.8 million in the corresponding period in 2016. $0.1 million of this increase was attributed to the acquisition of FRP Collection in July 2016, $2.8 million from the acquisition of Park Tower in November 2016, $1.2 million from the acquisition of 5090 N 40th St in November 2016, $1.9 million from the acquisition of SanTan in December 2016, $1.4 million from the acquisition of 2525 McKinnon in January 2017 and $0.1 million from the acquisition of Mission City and Sorrento Mesa (formerly referred to collectively as the San Diego Portfolio) at the end of September 2017. Offsetting these increases AmberGlen decreased by $0.3 million primarily due to the sale of two of the five buildings in the complex in May 2017, and Plaza 25, 190 Office Center decreased $0.8 million and $0.3 million respectively as a result of lower occupancy. The remaining properties revenues were relatively unchanged in comparison to three months ended September 30, 2016.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $4.9 million, or 29%, to $21.5 million for the three months ended September 30, 2017 compared to $16.6 million for the three months ended September 30, 2016. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon and the two San Diego properties contributed an additional $2.3 million, $1.1 million, $1.9 million, $0.9 million and $0.1 million in rental income, respectively, to the 2017 period rental income. AmberGlen decreased by $0.4 million primarily due to the sale of two of the five buildings in the complex in May 2017. Plaza 25 and 190 Office Center decreased $0.8 and $0.2 million as result of lower occupancy.

Expense Reimbursement. Total expense reimbursement increased $0.7 million, or 41%, to $2.5 million for the three month period ended September 30, 2017 compared to $1.8 million for the same period in 2016, primarily due to the acquisition of the FRP Collection, Park Tower, and 2525 McKinnon properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.5 million, or 121%, to $0.8 million for the three month period ended September 30, 2017 compared to $0.3 million for the same period in 2016. Nominal other income was generated by City Center, Central Fairwinds, Logan Tower, DTC Crossroads, 5090 N 40th St, SanTan, 2525 McKinnon and Park Tower with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $4.4 million, or 26%, to $21.6 million for the three months ended September 30, 2017, from $17.2 million for the same period in 2016, primarily due to acquisitions described above. Total operating expenses increased by $0.2 million, $2.7 million, $0.9 million, $1.7 million, $0.9 million, and $0.2 million, respectively, from the acquisitions of FRP Collection, Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon and the two San Diego properties. Washington Group Plaza operating expenses decreased by $1.0 million as the property was designated as held for sale during the quarter at which point the property ceased depreciation. AmberGlen decreased by $0.3 million primarily due to the sale of two of the five buildings in the complex in May 2017. General and administrative expenses decreased $0.4 million due to lower amortization of stock based compensation expense. The remaining property operating expenses aggregated to an overall $0.3 million decrease in comparison to the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $3.3 million, or 45%, to $10.7 million for the three months ended September 30, 2017 from $7.4 million for the same period in 2016. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon contributed an additional $0.1 million, $1.6 million, $0.4 million, $0.7 million and $0.5 million in additional property operating expenses, respectively.

Acquisition Costs. Acquisition costs were $0 for the three month period ended September 30, 2017 compared to $0.3 million in the prior year. The company early adopted ASU 2017-01 and therefore costs associated with acquisitions are capitalized for the three months ended September 30, 2017 as part of the purchase price of the assets as required under the accounting for an asset acquisition.

General and Administrative. General and administrative expenses comprise of normal public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses decreased $0.4 million, or 17%, to $1.4 for the three month period ended September 30, 2017 compared to $1.8 million for the same period in 2016. The decrease was primarily attributable to lower amortization of stock based compensation expense. Included in general and administrative expense for the three months ended September 30, 2017 was $0.3 million of non-cash stock-based compensation expense compared to $0.7 million in the same period in the prior year. Certain prior year amounts related to stock-based compensation expenses have been reclassified to general and administrative expenses to conform to current period presentation.

Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 22%, to $9.4 million for the three month period ended September 30, 2017 compared to $7.8 million for the same period in 2016, primarily due to the addition of the Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties offset by a decrease at Washington Group Plaza which ceased depreciation during the quarter due to the classification as held for sale.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $1.4 million, or 39%, to $4.9 million for the three month period ended September 30, 2017, compared to $3.5 million for the corresponding period in 2016. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point, FRP Collection, 5090 N 40th St, SanTan and 2525 McKinnon property level debt increased by $0.1 million, $0.2 million, $0.2 million, $0.4 million and $0.3 million respectively in 2017. A new mortgage placed on Central Fairwinds also increased interest expense by a further $0.2 million over the prior year.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $24.1 million, or 47%, to $75.3 million for the nine month period ended September 30, 2017 compared to $51.2 million in the corresponding period in 2016. $1.8 million of this increase was attributed to the acquisition of Carillon Point in June 2016, $3.0 million from the acquisition of FRP Collection in July 2016, $8.3 million from the acquisition of Park Tower in November 2016, $3.5 million from the acquisition of 5090 N 40th St in November 2016, $5.8 million from the acquisition of SanTan in December 2016, $3.7 million from the acquisition of 2525 McKinnon in January 2017 and $0.1 million from the acquisition of two San Diego properties, Mission City and Sorrento Mesa, at the end of September 2017. Further contributing to the increase, Washington Group Plaza increased by $1.4 million due to the downtime in the prior year associated with tenant improvement work for new tenants at the property replacing a tenant who departed on December 31, 2015. Offsetting these increases, Corporate Parkway decreased by $1.3 million due to the sale of the property in June 2016, Plaza 25 and 190 Office Center decreased $1.4 million and $0.8 million, respectively, as a result of lower occupancy. The remaining properties’ revenues were relatively unchanged in comparison to three months ended September 30, 2016.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $20.5 million, or 46%, to $65.4 million for the nine month period ended September 30, 2017 compared to $44.9 million for the nine months ended September 30, 2016. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon contributed an additional $1.7 million, $2.4 million, $7.2 million, $3.2 million, $5.5 million and $2.5 million in rental income, respectively, to the 2017 period rental income. Washington Group Plaza also increased by $1.3 million due to the increased occupancy described above. Corporate Parkway decreased by $1.3 million due to the sale of the property in June 2016. Plaza 25 and 190 Office Center decreased $1.3 million and $0.7 million as result of lower occupancy.

Expense Reimbursement. Total expense reimbursement increased $2.6 million, or 49%, to $7.7 million for the nine month period ended September 30, 2017 compared to $5.1 million for the same period in 2016, primarily due to the acquisition of the FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties described above. The remaining increase relates predominantly to increased occupancy at Amberglen.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $1.1 million, or 104%, to $2.2 million compared to $1.1 million for the same period in 2016. Nominal other income was generated by City Center, Central Fairwinds, Plaza 25, Logan Tower, DTC Crossroads and Park Tower with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $12.7 million, or 24%, to $65.3 million for the nine month period ended September 30, 2017, from $52.6 million for the same period in 2016, primarily due to the property acquisitions described above offset by the external advisor acquisition costs of $7.0 million which occurred on February 1, 2016. Total operating expenses increased by $1.3 million, $3.4 million, $7.3 million, $2.6 million, $4.9 million, $2.6 million and $0.2 million, respectively, from the acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon and San Diego properties. Corporate Parkway decreased operating expenses by $1.1 million due to the sale of the property in June 2016. Total operating expenses were also reduced by $1.5 million related to the sale of AmberGlen 1400 and 1600 buildings and the Washington Group Plaza property classified as held for sale. The remaining property operating expenses were relatively unchanged, in comparison to the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $11.2 million, or 57%, to $31.0 million for the nine month period ended September 30, 2017 from $19.8 million for the same period in 2016. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties contributed an additional $0.7 million, $1.2 million, $4.0 million, $1.3 million, $2.0 million, and $1.4 million in additional property operating expenses, respectively. Washington Group Plaza also increased property operating expenses by $0.6 million due to higher occupancy over prior year.

Acquisition Costs. Acquisition costs were $0 for the nine month period ended September 30, 2017 compared to $0.3 million in the prior year. The company early adopted ASU 2017-01 and therefore costs associated with acquisitions are capitalized for the nine months ended September 30, 2017 as part of the purchase price of the assets as required under the accounting for an asset acquisition.

Base Management Fee. Base Management Fee was $0 for the nine month period ended September 30, 2017 compared to $0.1 million for the nine months ended September 30, 2016 representing the fee paid to our former external advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

General and Administrative. General and administrative expenses increased $0.7 million, or 15%, to $5.2 million for the nine month period ended September 30, 2017 from $4.5 million for the same period in 2016. compared to the same period in 2016. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company will pay going forward following the Internalization. Included in general and administrative expense for the nine months ended September 30, 2017 was $1.4 million of non-cash stock-based compensation expense. Certain prior year amounts related to stock-based compensation expenses have been reclassified to general and administrative expenses to conform to current period presentation.

Depreciation and Amortization. Depreciation and amortization increased $8.3 million, or 40%, to $29.1 million for the nine month period ended September 30, 2017 compared to $20.8 million for the same period in 2016, primarily due to the addition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon properties offset by a decrease at Washington Group Plaza which ceased depreciation during the quarter due to the classification as held for sale and Corporate Parkway sold in June 2016.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $3.1 million, or 28%, to $14.0 million for the nine month period ended September 30, 2017, compared to $10.9 million for the corresponding period in 2016. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point, FRP Collection, 5090 N 40th St, SanTan and 2525 McKinnon property level debt increased by $0.5 million, $0.8 million, $0.6 million, $1.1 million and $0.7 million respectively in 2017. Offsetting these increase, Corporate Parkway interest expense decreased $0.4 million due to the sale of the property in June 2016 and Secured Credit Facility interest decreased by $0.7 million due to the capital raise which occurred in January 2017. The mortgages placed on Central Fairwinds and DTC Crossroads, also increased interest expense by a further $0.2 million and $0.3 million, respectively, over the prior year.

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

Cash Flows

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

Cash and cash equivalents were $18.9 million and $12.0 million as of September 30, 2017 and September 30, 2016, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $12.7 million to $25.5 million for the nine months ended September 30, 2017 compared to $12.8 million for the same period in 2016. The increase was mainly attributable to an increase in operating cash flows from the new acquisitions, offset by payment of the fair value of earn-out.

Cash flow to investing activities. Net cash used in investing activities increased by $167.8 million to $208.0 million used for the nine months ended September 30, 2017 compared to $40.2 million used in investing activities for the same period in 2016. The increase was primarily due to the of the acquisitions described above.

Cash flow from financing activities. Net cash provided by financing activities increased by $156.4 million to $187.7 million for the nine months ended September 30, 2017 compared to $31.3 million provided by the same period in 2016. Cash flow from financing activities increased primarily due to proceeds from a public offering of our common stock that closed in January 2017, proceeds from new mortgage payables and proceeds from draws on our Secured Credit Facility.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $18.9 million of cash and cash equivalents and $25.0 million of restricted cash as of September 30, 2017.

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

Subsequent to quarter end, on October 5, 2017, the Company closed on a $47 million loan secured by a first mortgage lien on the Mission City property in San Diego, California. The loan was used to pay down the Secured Credit Facility drawn to initially acquire the property. The loan matures in October 2027. Interest is payable at a fixed rate of 3.78% per annum.

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

During the nine month period ended September 30, 2017, we did not sell any Shares under the ATM Program.

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

Consolidated Indebtedness as of September 30, 2017

As of September 30, 2017, we had approximately $536.9 million of outstanding consolidated indebtedness, 77.3% of which is fixed rate debt. The following table sets forth information as of September 30, 2017 with respect to our outstanding indebtedness (in thousands).

Debt	September 30, 2017	Interest Rate as of September 30, 2017	Maturity Date
Secured Credit Facility (1)	$122,000	LIBOR(2) +2.25%	June 2018
Washington Group Plaza (3)	32,469	3.85	July 2018
AmberGlen Mortgage Loan (4)	—	4.38	May 2019
Midland Life Insurance (5)	88,974	4.34	May 2021
Lake Vista Pointe (3)	18,435	4.28	August 2024
FRP Ingenuity Drive (3)(6)	17,000	4.44	December 2024
Plaza 25 (3)(7)	16,954	4.10	July 2025
190 Office Center (7)	41,250	4.79	October 2025
Intellicenter (7)	33,563	4.65	October 2025
FRP Collection (7)	30,317	3.85	September 2023
Carillon Point (7)	16,754	3.50	October 2023
5090 N 40th St	22,000	3.92	January 2027
SanTan (7)	35,100	4.56	March 2027
2525 McKinnon	27,000	4.24	April 2027
AmberGlen (7)	20,000	3.69	May 2027
Central Fairwinds (7)	15,174	4.00	June 2024

Total	$536,990

(1)	At September 30, 2017 the Secured Credit Facility had $150 million authorized and $122 million drawn. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At September 30, 2017, the Secured Credit Facility was cross-collateralized by Logan Tower, Superior Pointe, Park Tower and Sorrento Mesa. On September 1, 2017, the Company exercised its option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $100 million to $150 million. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.

(2)	As of September 30, 2017, the one month LIBOR rate was 1.23%.
(3)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(4)	We are required to maintain a minimum net worth of $25 million and a minimum liquidity of $2 million. On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings.
(5)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted as collateral property.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	We are required to maintain a debt service coverage ratio of no less than 1.45x, 1.15x, 1.20x, 1.40x, 1.35x,1.20x, 1.15x and 1.35x respectively for each of Plaza 25, 190 Office Center, Intellicenter, FRP Collection, Carillon Point, SanTan, AmberGlen and Central Fairwinds.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of September 30, 2017, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2017	2018-2019	2020-2021	More than 5 years
Principal payments on debt	$536,990	$1,014	$163,254	$94,196	$278,526
Interest payments	114,475	5,345	35,039	29,445	44,646
Tenant-related commitments(1)	8,950	7,765	1,171	14	—

Total	$660,415	$14,124	$199,464	$123,655	$323,172

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2017, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of September 30, 2017, approximately $415.0 million, or 77.3%, of our debt had fixed interest rates and approximately $122.0 million, or 22.7%, had variable interest rates. A 10% increase in LIBOR would increase our interest costs by approximately $0.2 million on debt outstanding as of September 30, 2017, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Secured Credit Facility. A 10% decrease in LIBOR would decrease our interest costs by approximately $0.2 million on debt outstanding as of September 30, 2017, and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Secured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 3, 2017).

3.2	Articles Supplementary to the Articles of Amendment and Restatement of City Office REIT, Inc. designating the Company’s 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, dated June 16, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

3.3	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Form of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 19, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017).”

10.2	Loan Agreement, dated October 5, 2017, between CIO Mission City Holdings, LLC and Metropolitan Life Insurance Company. †

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends †

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: November 6, 2017

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2017

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)