Form 10-K
period 2017-12-31
City Office REIT, Inc.
filed 2018-03-01
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $374.5 million, based on the closing sales price of $12.70 per share as reported on the New York Stock Exchange.

As of February 23, 2018, the registrant had 36,118,163 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Certain Relationships and Related Person Transactions,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Overview

We are an internally-managed corporation organized in the state of Maryland on November 26, 2013 focused on acquiring, owning and operating high-quality office properties located primarily in metropolitan areas in the Southern and Western United States. Our target markets possess a number of attractive demographic and employment characteristics that we believe will lead to capital appreciation and growth in rental income at our properties. Our senior management team has extensive industry relationships and a proven track record in executing this strategy, which we believe provides a competitive advantage to our stockholders. We have elected, and intend to continue to qualify, to be taxed as a REIT for U.S. federal income tax purposes.

We believe that our target markets offer the opportunity for attractive risk-adjusted returns due to the following characteristics: favorable economic growth trends, growing populations with above average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, low-cost centers for business operations, proximity to large universities and increasing office occupancy rates. We also believe that new construction of office properties has been limited in many of our markets since 2008 because rental rates in these markets generally have not supported significant new development. Within our target markets, we focus primarily on Class A and B properties with a purchase price between $25 million and $100 million and expected capitalization rates generally between seven and eight percent. We believe that we have a competitive advantage in acquiring these properties in our target markets because large institutional investors generally have focused on larger properties in gateway markets such as Boston, Chicago, Los Angeles, New York, San Francisco and Washington, D.C., while local real estate operators in our markets typically do not benefit from the same access to capital as public REITs.

Our senior management team has extensive experience in real estate markets and is made up of James Farrar, our chief executive officer, Gregory Tylee, our president and chief operating officer, and Anthony Maretic, our chief financial officer, each with over 20 years of experience. We internally asset manage our properties but use local firms for property management and leasing in our markets to benefit from their local market knowledge, efficient operations and existing infrastructure.

At December 31, 2017, we owned 48 office buildings with a total of approximately 5.2 million square feet of net rentable area (“NRA”) in the metropolitan areas of Boise, Dallas, Denver, Orlando, Phoenix, Portland, San Diego and Tampa. We believe that our properties are high quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant base, including federal and state governmental agencies and national and regional businesses. As of December 31, 2017, our portfolio was approximately 87.7% leased and approximately 49.6% of the base rental revenue from our properties was derived from tenants in these markets that are federal or state government agencies or investment grade tenants or their subsidiaries. Our properties also have a stable, long-term tenancy profile and our occupied and committed leases have staggered expirations and a weighted average remaining lease term to maturity of 4.7 years at December 31, 2017. The majority of our leases are full service gross leases pursuant to which our tenants reimburse us for operating expenses, property taxes and insurance in excess of a base amount. This structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income.

For further information on our target markets and the composition of our tenant base, see “Item 2—Properties.”

As of December 31, 2017, we had 17 full-time employees. We believe that our relations with our employees are satisfactory.

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

Leverage Strong Relationships of Our Management Team: Our senior management team has extensive relationships within our markets, including with real estate owners, developers, operators and brokers. We have strong relationships with our local third-party real estate operators, which typically manage or lease a large number of properties in the submarkets and markets where our properties are located, providing economies of scale and local market insight. In addition, our management team has strong lending relationships with various banks and insurance companies.

Seek Contractual Rent Escalations: Our leases typically provide for contractual increases in base rental rates. These rental escalations are expected to result in predictable increases in rental revenues for us over time. We will continue to seek to include contractual rent escalators in future leases to further facilitate predictable growth in rental income.

Lease Currently Vacant Space: As of December 31, 2017, the weighted average in place occupancy rate of our properties was approximately 87.7%, and approximately 88.5% when excluding assets under contract for sale, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe that our properties compete for tenants with other landlords that are capital constrained and may not be able to enhance their buildings’ appeal through capital investments or offer tenants attractive tenant improvement packages.

Implement Improvements and Cost-Saving Initiatives: We actively pursue cost reduction initiatives, such as eliminating redundant or unnecessary expenses and engaging property tax appeal specialists to lower property tax costs, and make an ongoing effort to increase expense recoveries from tenants on new and renewed leases.

2017 Highlights

•	In 2017, we completed acquisitions of 13 office buildings, containing an aggregate of approximately 944,000 square feet of net rentable area, for an aggregate purchase price of approximately $254.6 million.

•	In 2017, we declared and paid an aggregate of $0.94 of dividends per share of common stock.

•	In January 2017, we completed a follow-on public offering of 5,750,000 shares of our common stock, inclusive of the underwriters’ full exercise of the overallotment option, resulting in gross proceeds to us of approximately $71.3 million.

•	In May 2017, we completed the sale of two of the five buildings at AmberGlen property in Portland, Oregon for a combined sales price of $18.9 million, representing a net gain on sale of $9.2 million for the Company’s 76% ownership.

•	In September 2017, exercised our option to increase the authorized borrowing capacity under the Secured Credit Facility from $100 million to $150 million.

•	In December 2017, we completed a follow-on public offering of 5,750,000 shares of our common stock, inclusive of the underwriters’ full exercise of the overallotment option, resulting in gross proceeds to us of approximately $72.5 million.

Competition

We compete with other REITs (both public and private), public and private real estate companies, private real estate investors and lenders, both domestic and foreign, in acquiring properties. We also face competition in leasing or subleasing available properties to prospective tenants.

We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate put us at a competitive advantage when seeking acquisitions. However, some of our competitors have greater resources than we do, or may have a more flexible capital structure when seeking to finance acquisitions. We also face competition in leasing or subleasing available properties to prospective tenants. Some real estate operators may be willing to enter into leases at lower contractual rental rates. However, we believe that our intensive management services are attractive to tenants and serve as a competitive advantage.

Segment and Geographic Financial Information

During 2017, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Our financial performance and the value of our properties can be affected by many of these factors, including the following:

•	adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties or lease defaults by our tenants;

•	the national, regional and local economy, which may be negatively impacted by concerns about inflation, government deficits or government budgets, unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

•	local real estate conditions, such as an oversupply of, or a reduction in, demand for office space and the availability and creditworthiness of current and prospective tenants;

•	vacancies or ability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•	changes in operating costs and expenses, including, without limitation, increasing labor and material costs, insurance costs, energy prices, environmental restrictions, real estate taxes and costs of compliance with laws, regulations and government policies, which we may be restricted from passing on to our tenants;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all, or impact the market price of our properties we own or target for investment;

•	competition from other real estate investors with significant capital, including other real estate operating companies, other publicly traded REITs and institutional investment funds;

•	inability to refinance our indebtedness, which could result in a default on our obligation and trigger cross default provisions that could result in a default on other indebtedness;

•	the convenience and quality of competing office properties;

•	inability to collect rent from tenants;

•	our ability to secure adequate insurance;

•	our ability to secure adequate management services and to maintain our properties;

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning, immigration and tax laws, government fiscal, monetary and trade policies and the Americans with Disabilities Act of 1990 (the “ADA”); and

•	civil unrest, acts of war, cyber attacks, terrorist attacks and natural disasters, including earthquakes, wind damage and floods, which may result in uninsured and underinsured losses.

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

Our portfolio of properties consists entirely of office properties and because we seek to acquire similar properties, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations. In addition, where a government agency is a tenant, which is the case for a number of our properties, austerity measures, the inability of the federal, state or local government to approve a budget, and governmental deficit reduction programs may lead government agencies to stop paying rent, consolidate and reduce their office space, terminate their lease or decrease their workforce, which may reduce demand for office space in the government sector.

Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal of its lease or otherwise, could seriously harm our results of operations.

As of December 31, 2017, approximately 32.4% of the base rental revenue of our properties was derived from our ten largest tenants. Our largest tenant is the Colorado Department of Public Health and Environment, which accounted for approximately 5.8% of base rental revenue of our properties for the year ended December 31, 2017.

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

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend funds for tenant improvements, payment of leasing commissions and other concessions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. We may not be able to fund capital expenditures solely from cash provided from our operating activities because we must distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, each year to qualify as a REIT. As a result, our ability to fund tenant and other capital improvements or payment of leasing commissions through retained earnings may be limited. If we have insufficient capital reserves, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we are unable to secure financing on terms that we believe are acceptable or at all, we may be unable to make tenant and other capital improvements or payment of leasing commissions or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay leasing commissions or other expenses or pay distributions to our stockholders.

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

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price of securities we may issue from time to time.

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

Our total consolidated principal indebtedness, as of December 31, 2017, was approximately $494.5 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flows, market price of our common stock or preferred stock and ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirements necessary to maintain our qualification as a REIT.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2017, our principal indebtedness represented approximately 55.2% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or City Office REIT Operating Partnership, L.P. (our “Operating Partnership”) may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our securities.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. The Federal Reserve Bank said that the publication of these alternative rates is targeted to commence by mid-2018.

Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

Economic conditions may adversely affect the real estate market and our income.

Uncertainty over whether the U.S. economy will be adversely affected by inflation or stagflation, volatile energy costs, geopolitical issues, the availability and cost of credit, future policy and fiscal decisions of the federal government, the mortgage market in the United States and the late-cycle real estate market may contribute to increased market volatility or threaten business and consumer confidence. This uncertain operating environment could adversely affect our ability to generate revenues, thereby reducing our operating income and earnings.

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

The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval or waivers from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing or future laws and regulatory policies, including federal laws or executive actions affecting the markets in which we operate, will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that could increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flow and per share market price of our common stock or preferred stock.

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

Certain of our properties are located in states where natural disasters such as tornadoes, hurricanes and earthquakes are more common than in other states. Given recent extreme weather events across parts of the United States, including devastating hurricanes in Florida and wildfires in California, it is also possible that our other properties could incur significant damage due to other natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, such as droughts or flooding, our insurance includes deductible amounts and certain items may not be covered by insurance. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up costs or otherwise incur costs in connection with such events. Any of these events may have a material adverse effect on our business, cash flows, financial condition, results of operations and ability to make distributions to our stockholders.

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

Climate change may adversely affect our business.

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

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

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties is subject to weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to adjust our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow and per share market price of our common stock or preferred stock.

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

As of December 31, 2017, we owned eight properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

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

Our government tenants are also subject to discretionary funding from the federal government. Federal government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Laws and plans adopted by the federal government relating to, along with pressures on and uncertainty surrounding the federal budget, potential changes in priorities and spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the permissible federal debt limit, could adversely affect the funding for our government tenants. The budget environment and uncertainty surrounding the appropriations processes remain significant long-term risks as budget cuts could adversely affect the viability of our government tenants.

Some of the leases at our properties contain “early termination” provisions which, if triggered, may allow tenants to terminate their leases without further payment to us, which could adversely affect our financial condition and results of operations and the value of the applicable property.

Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 18.8% of the base rental revenue from our properties as of December 31, 2017, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

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

We intend to review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.

Impairment losses would have a direct impact on our operating results because recording an impairment loss results in an immediate negative adjustment to our operating results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the real estate market deteriorates, we may reevaluate the assumptions used in our impairment analysis. Impairment charges could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share market price of, our common stock or preferred stock.

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

Most of the members of our board of directors and our executive officers reside in Canada and substantially all of the assets of such persons are located in Canada. As a result, it may be difficult for you to effect service of process within the United States or in any other jurisdiction outside of Canada upon these persons or to enforce against them in any jurisdiction outside of Canada judgments predicated upon the laws of any such jurisdiction, including any judgment predicated upon the federal and state securities laws of the United States.

Our commitment to Second City Real Estate II Corporation and its affiliates (“Second City”) following our internalization transactions may give rise to various conflicts of interest.

We are subject to conflicts of interest arising out of our relationship with Second City. As a result of the internalization of our former external advisor on February 1, 2016, we agreed to allow our management to continue to provide services to Second City under the terms of an administrative services agreement. In addition, the terms of the administrative services agreement and the employment agreements we have entered into with each of our executive officers permit, under certain circumstances and subject to the oversight of our Board of Directors, our executive officers to advise or oversee new or additional funds in the future. These arrangements may create potential conflicts of interests, including competition for the time and services of personnel that work for us and our affiliates.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Risks Related to Our Status as a REIT

Our failure to maintain our qualification as a REIT would result in significant adverse tax consequences to us and would adversely affect our business and the value of our stock.

We have elected and intend to continue to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. Qualification as a REIT involves the application of highly technical and complex tax rules, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through our Operating Partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to maintain our qualification as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this annual report are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in maintaining our qualification as a REIT.

If we fail to maintain our qualification as a REIT in any taxable year, we will face serious adverse U.S. federal income tax consequences that would substantially reduce the funds available to distribute to you. If we fail to maintain our qualification as a REIT:

•	we would not be allowed to deduct distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates (a maximum rate of 35% applies through 2017 and a 21% rate applies for subsequent years);

•	we could also be subject to the U.S. federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.

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

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, trusts and estates, is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted law informally known as the Tax Cuts and Jobs Act (“TCJA”), non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the market price of our capital stock.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. No more than 20% (25% for taxable years beginning prior to January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing status as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares of capital stock.

At any time, the U.S. federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. The TCJA significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future changes on REITs and their stockholders. We and our stockholders could be adversely affected by any change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

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

We may have acquired entities and assets that may be subject to existing liabilities, some of which may be unknown or unquantifiable. These assumed liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by tenants, vendors, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business or other potential claims or liabilities. While in some instances we may have the right to seek reimbursement against an insurer, any recourse against third parties, including the contributors of our assets, for these liabilities are limited. There can be no assurance that we are entitled to any such reimbursements or that ultimately we will be able to recover in respect of such rights for any of these historical liabilities.

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

At December 31, 2017, approximately 12.6%, 10.0% and 8.9% of our annualized base rent is scheduled to expire in 2018, 2019 and 2020, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could, among other things:

•	result in unauthorized access to, destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, including personally identifiable and account information that could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in unauthorized access to or changes to our financial accounting and reporting systems and related data;

•	result in our inability to maintain building systems relied on by our tenants;

•	require significant management attention and resources to remedy any damage that results;

•	subject us to regulatory penalties or claims for breach of contract, damages, credits, penalties or terminations of leases or other agreements; or

•	damage our reputation among our tenants and investors.

These events could have an adverse impact on our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

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

Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

In connection with contributions of properties to our Operating Partnership, our Operating Partnership has entered and may in the future enter into tax protection agreements under which it agrees to minimize the tax consequences to the contributing partners resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements even though it may otherwise be in our stockholders’ best interests to do so. In addition, we may be required to maintain a minimum level of indebtedness throughout the term of any tax protection agreement regardless of whether such debt levels are otherwise required to operate our business. Nevertheless, we have entered and may in the future enter into tax protection agreements to assist contributors of properties to our Operating Partnership in deferring the recognition of taxable gain as a result of and after any such contribution.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, we owned 22 office complexes comprised of 48 office buildings with a total of approximately 5.2 million square feet of NRA in the metropolitan areas of Boise, Dallas, Denver, Orlando, Phoenix, Portland, San Diego and Tampa. The following table presents an overview of our portfolio as of December 31, 2017.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2)
Tampa, FL (20.0% of NRA)	Park Tower	94.8%	473	83.4%	$23.90	$23.90	$9,423
	City Center	95.0%	241	94.2%	$24.56	$24.56	$5,576
	Intellicenter	100.0%	204	100.0%	$22.90	$22.90	$4,661
	Carillon Point	100.0%	124	100.0%	$26.83	$26.83	$3,332
Denver, CO (18.5%)	Cherry Creek	100.0%	356	100.0%	$18.10	$18.10	$6,438
	Plaza 25	100.0%	196	53.3%	$20.44	$20.44	$2,130
	DTC Crossroads	100.0%	189	71.7%	$25.28	$25.28	$3,428
	Superior Pointe	100.0%	149	84.8%	$16.44	$28.44	$2,079
	Logan Tower	100.0%	71	82.7%	$20.13	$20.13	$1,176
San Diego, CA (12.9%)	Sorrento Mesa	100.0%	385	87.5%	$23.04	$28.04	$7,754
	Mission City	100.0%	286	87.0%	$34.03	$34.03	$8,460
Phoenix, AZ (11.6%)	SanTan	100.0%	267	99.0%	$26.66	$26.66	$7,034
	5090 N 40th St	100.0%	176	87.5%	$28.03	$28.03	$4,312
	Papago Tech	100.0%	163	98.0%	$20.12	$20.12	$3,210
Dallas, TX (11.1%)	190 Office Center	100.0%	303	92.1%	$24.02	$24.02	$6,709
	Lake Vista Pointe	100.0%	163	100.0%	$15.00	$23.00	$2,450
	2525 McKinnon	100.0%	111	97.2%	$26.54	$37.72	$2,871
Orlando, FL (10.8%)	FRP Collection	95.0%	272	66.6%	$25.30	$26.40	$4,579
	Central Fairwinds	90.0%	168	88.5%	$24.13	$24.13	$3,593
	FRP Ingenuity Drive	100.0%	125	100.0%	$21.00	$29.00	$2,615
Portland, OR (3.9%)	AmberGlen	76.0%	201	96.0%	$19.47	$21.98	$3,760

Total / Weighted Average—Excluding Assets Held for Sale(3)			4,623	88.5%	$23.37	$25.19	$95,590

Boise, ID (11.2%)	Washington Group Plaza	100.0%	581	81.3%	$17.67	$17.67	$8,341

Total / Weighted Average—December 31, 2017(3)			5,204	87.7%	$22.78	$24.41	$103,931

(1)	For Superior Pointe, FRP Ingenuity Drive, Lake Vista Pointe, and Sorrento Mesa the annualized base rent per square foot on a triple net basis was increased by $12, $8, $8, and $5 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7 on a pro rata basis. FRP Collection has net leases for three tenants which have been grossed up by $8 on a pro-rata basis. 2525 McKinnon has net leases for seven tenants which have been grossed up by $16 on a pro-rata basis.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2017 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Lease Maturity Profile

The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.

Lease Maturity Schedule(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2017
(2)	3.3% represents Washington Group Plaza which was under contract for sale at December 31, 2017

The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2017, plus available space, for each of the calendar years ending December 31, 2018 to December 31, 2027, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.7 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of Properties NRA	Annualized Base Rent(1)	Percentage of Properties Annualized Rent	Annualized Rent per Leased Square Foot Expiring(2)	Annualized Base Rent (including Rent Abatement)	Annualized Rent per Leased Square Foot Expiring (Including Rate Abatement)
Vacant and Contracted(3)	—	639	12.3%	—	0.0%	—	—	—
2018	52	597	11.5%	13,144	12.6%	22.04	13,008	21.82
2019	56	429	8.2%	10,376	10.0%	24.20	10,376	24.20
2020	40	378	7.3%	9,230	8.9%	24.44	9,146	24.21
2021	46	747	14.4%	17,260	16.6%	23.11	17,052	22.83
2022	38	542	10.4%	12,802	12.3%	23.64	12,639	23.34
2023	14	404	7.8%	9,413	9.1%	23.31	8,234	20.39
2024	12	278	5.3%	6,863	6.6%	24.75	6,863	24.75
2025	9	183	3.5%	3,972	3.8%	21.78	3,972	21.78
2026	13	843	16.1%	17,157	16.5%	20.36	16,902	20.05
2027 & Thereafter	2	164	3.2%	3,714	3.6%	22.61	3,650	22.22

Total	282	5,204	100.0%	$103,931	100.0%	$22.78	$101,842	$22.32

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2017, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects rental payments for the month ended December 31, 2017, multiplied by 12 and divided by the NRA of expiring leases.
(3)	77,591 square feet of contracted NRA related to fourteen tenants collectively at City Center, Central Fairwinds, Plaza 25, Superior Pointe, FRP Collection, Park Tower, San Tan, and 2525 McKinnon.

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

	High	Low	Last	Distributions
2016
First quarter	$13.08	$10.65	$11.40	$0.235
Second quarter	$13.00	$11.01	$12.98	$0.235
Third quarter	$13.93	$12.30	$12.73	$0.235
Fourth quarter	$13.25	$11.87	$13.17	$0.235

2017
First quarter	$13.55	$11.43	$12.15	$0.235
Second quarter	$12.81	$11.98	$12.70	$0.235
Third quarter	$13.81	$12.17	$13.77	$0.235
Fourth quarter	$13.93	$12.41	$13.01	$0.235

On February 23, 2018, the closing sale price of our common stock on the NYSE was $10.57. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. On February 23, 2018, we had 51 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. See “Distribution Policy.”

Stock Performance Graph

The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders during the period April 21, 2014, the date our common stock began trading on the NYSE, through December 31, 2017, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on April 21, 2014. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

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

We had no business operations prior to completion of our initial public offering, or IPO, which closed on April 21, 2014, and the related formation transactions. As a result, the summary historical consolidated and combined financial and operating data as of December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited financial statements subsequent to our IPO and our audited historical financial statements of our accounting predecessor prior to our IPO. In 2016, we adopted ASU 2015-3, Simplifying the Presentation of Debt Insurance Costs, and retrospectively reclassified debt issuance costs from deferred financing costs, net, to long term debt.

Our accounting predecessor was not a legal entity, but rather a combination of certain real estate entities. The historical financial data of our accounting predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

City Office REIT, Inc. and Predecessor

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data Revenues:
Rental income	$92,357	$63,702	$48,009	$33,236	$18,428
Expense reimbursement	11,164	7,140	5,808	2,869	1,316
Other	2,966	1,619	1,235	791	747

Total Revenues	106,487	72,461	55,052	36,896	20,491

Operating Expenses:
Property operating expenses	42,886	28,305	20,420	14,332	8,465
General and administrative	6,792	6,429	3,728	2,405	—
Base management fee	—	109	1,302	682	—
External advisor acquisition	—	7,045	492	—	—
Acquisition costs	—	692	2,959	2,133	1,480
Depreciation and amortization	41,594	30,178	21,624	14,729	7,775

Total Operating Expenses	91,272	72,758	50,525	34,281	17,720

Operating income/(loss)	15,215	(297)	4,527	2,615	2,771
Interest expense, net	(20,173)	(14,761)	(11,353)	(10,952)	(5,368)
Change in fair value of earn-out	—	(500)	(841)	(1,048)	—
Change in fair value of contingent consideration	2,000	—	—	—	—
Gain on equity investment	—	—	—	4,475	—
Net gain on sale of real estate property	12,116	15,934	—	—	—
Equity in income of unconsolidated entity	—	—	—	—	403
Canadian offering costs	—	—	—	—	(1,983)

Net income/(loss)	9,158	376	(7,667)	(4,910)	(4,177)

Less:
Net (income)/loss attributable to non-controlling interests in properties	(3,402)	(354)	(500)	(82)	44
Net income attributable to Predecessor	—	—	—	(1,973)	—

Net loss attributable to Predecessor	—	—	—	—	$(4,133)

Net (income)/loss attributable to Operating Partnership unitholders’ non-controlling interests	—	(865)	1,576	1,955

Net income/(loss) attributable to the Company	5,756	(843)	(6,591)	(5,010)
Preferred stock distributions	(7,411)	(1,781)	—	—

Net loss attributable to common stockholders	$(1,655)	$(2,624)	$(6,591)	$(5,010)

Net loss per common share	$(0.05)	$(0.13)	$(0.53)	$(0.59)
Dividend distributions declared per common share	$(0.94)	$(0.94)	$(0.94)	$(0.65)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (as of end of period):
Real estate properties, net of accumulated depreciation	$728,067	$550,324	$354,880	$211,828	$100,126
Total assets	896,489	661,494	440,207	298,605	142,472
Debt	489,509	370,057	341,278	187,039	108,749
Total liabilities	536,657	405,435	366,487	207,370	114,764
Stockholders’ and predecessor equity	359,624	254,202	66,845	80,111	26,624
Operating Partnership unitholders’ non-controlling interests	—	108	8,550	11,878	—
Non-controlling interest in properties	208	1,749	(675)	(745)	1,084
Total equity	359,832	256,059	73,720	91,235	27,708

Other Data
Cash flows from/(to)
Operating activities	$36,553	$19,147	$14,163	$7,787	$1,460
Investing activities	(244,784)	(216,776)	(175,471)	(94,580)	(75,106)
Financing activities	206,829	203,194	134,584	114,527	77,667

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of the City Office REIT, Inc. for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

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

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s former external advisor, City Office Real Estate Management Inc. (the “Former Advisor”), pursuant to which the Company acquired all of the outstanding stock of the Former Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Former Advisor (the “Sellers”). The Company paid an additional $3.5 million in cash in the first quarter of 2016 representing payments to be made to the Sellers upon reaching certain fully diluted market capitalization thresholds prior to December 31, 2016, which, together with the initial payment, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the accompanying condensed consolidated statements of operations as it represented the cost of terminating the relationship. In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement between the Company, the Operating Partnership and the Former Advisor (“Advisory Agreement”) that eliminates the payment of acquisition fees by the Company to the Former Advisor. In addition, each of the Company’s executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately eleven additional former employees of the Former Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Second City Capital II Corporation and Second City Real Estate II Corporation. The Administrative Services Agreement has a three year term and pursuant to the agreement, the Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

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

On September 29, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership closed on the acquisition of the San Diego Portfolio comprised of Mission City Corporate Center and the Sorrento Mesa portfolio, an approximately 669,653 square foot portfolio located in San Diego, California, for $174.5 million, exclusive of closing costs.

On October 19, 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership closed on the acquisition of Papago Tech, a 162,748 square foot two-building complex located in Phoenix, Arizona, for $33.3 million, exclusive of closing costs.

On December 21, 2017, the Company completed a public offering pursuant to which the Company sold 5,750,000 shares of its common stock to the public at a price of $12.60 per share, inclusive of the overallotment option. The Company raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $69.0 million after deducting $3.5 million in underwriting discounts and other expenses related to the offering.

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

On September 1, 2017, the Company exercised its option under its Amended and Restated Credit Agreement (the “Secured Credit Facility”) to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $100 million to $150 million.

On October 5, 2017, the Company closed on a $47 million loan secured by a first mortgage lien on the Mission City property in San Diego, California. The loan was used to pay down the Secured Credit Facility drawn to initially acquire the property. The loan matures in November 2027. Interest is payable at a fixed rate of 3.78% per annum.

For additional information regarding these mortgage loans and the Secured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of December 31, 2017, we owned 22 properties comprised of 48 office buildings with a total of approximately 5.2 million square feet of net rentable area (“NRA”). As of December 31, 2017, our properties were approximately 87.7% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in the Lake Vista Pointe, FRP Ingenuity Drive, Sorrento Mesa and Superior Pointe properties have triple net leases. Certain tenants at AmberGlen, FRP Collection, and 2525 McKinnon have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Conditions in Our Markets

Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect a trend of positive economic growth and increasing interest rates to continue, there is no way for us to predict whether these trends will continue, especially in light of the potential changes in tax policy, fiscal policy and monetary policy.

Summary of Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position and results of operations of the Company, the Operating Partnership and its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The Company has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. Significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets and the useful lives of long-lived assets. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ materially from those estimates.

Business Combinations

The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. For acquisitions that do not meet the business combination accounting criteria, these are accounted for as asset acquisitions. The Company allocates the cost of the acquisition, which includes any associated acquisition costs to individual assets and liabilities assumed on a relative fair value basis. Also, non-controlling interests acquired are recorded at estimated fair market value.

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

Impairment of Real Estate Properties

Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. We review our real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. We measure and record impairment losses and reduce the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases in which we do not expect to recover our carrying costs on properties held for use, we reduce our carrying costs to fair value. We do not believe that the values of our properties are impaired as of December 31, 2017.

Variable Interest Entities

The Company consolidates variable interest entities (“VIE”) if the Company determines that it is the primary beneficiary of the entity. When evaluating the accounting for a VIE, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders. The Company determines the rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements. The Company considers other relevant factors including each entity’s capital structure, contractual rights to earnings (losses), subordination of the Company’s interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.

Recently Issued or Adopted Accounting Standards

Adopted in the Current Year

In January of 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides an initial screening test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods with early adoption permitted. The Company adopted the guidance on the issuance date effective January 1, 2017. The Company expects that most of its real estate acquisitions will be considered asset acquisitions under the new guidance and the transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.

To Be Adopted in Future Years

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (ASC 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The Company will adopt this standard effective January 1, 2018 and will utilize the modified retrospective approach method of transition. The Company has evaluated the impact of this new guidance and has determined that the impact of the adoption is not material to its financial results. Upon reviewing the Company’s revenue streams, the revenue stream impacted by ASU 2014-09 is net gain on sale of real estate. Based on our review of the guidance criteria, the timing of recognition will not differ significantly.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. The Company expects the impact of the adoption will not be material to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. In January 2018, the FASB released an exposure draft to ASU 2016-02 that would allow lessors to elect, as a practical expedient, to combine non-lease components with the related lease components as a single lease component if (i) the timing and pattern of revenue recognition for the non-lease components and related lease components are the same, and (ii) the combined single lease component would be classified as an operating lease. The Company is in the process of evaluating whether it will elect to apply the practical expedient. If the Company elects to apply the practical expedient we expect expense reimbursement that qualify as non-lease components will be presented under a single lease component. If the Company does not elect to apply the practical expedient we expect that certain non-lease components of expense reimbursement may be subject to ASC 606.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company will adopt this standard effective January 1, 2018 and will update the classification of debt prepayment costs, contingent consideration payments and proceeds from the settlement of insurance claims and policies.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The Company will adopt this standard effective January 1, 2018 and will present the change in restricted cash with cash and cash equivalents to reconcile amounts on the balance sheet to the statement of cash flows.

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

Results of Operations

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Revenue

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $34.0 million, or 47%, to $106.5 million for the year ended December 31, 2017 compared to $72.5 million in the corresponding period in 2016. $1.8 million of this increase was attributed to the acquisition of Carillon Point in June 2016, $2.8 million from the acquisition of FRP Collection in July 2016, $9.4 million from the acquisition of Park Tower in November 2016, $4.3 million from the acquisition of 5090 N 40th St in November 2016, $7.4 million from the acquisition of SanTan in December 2016, $5.1 million from the acquisition of 2525 McKinnon in January 2017, $2.3 million from the acquisition of Mission City in September 2017, $3.4 million from the acquisition of Sorrento Mesa in September 2017, and $0.7 million from the acquisition of Papago Tech in October 2017. Further contributing to the increase, Washington Group Plaza increased by $1.6 million due to the downtime in the prior year associated with tenant improvement work for new tenants at the property replacing a tenant who departed on December 31, 2015. Offsetting these increases, Corporate Parkway decreased by $1.3 million due to the sale of the property in June 2016 and AmberGlen decreased by $0.6 million due to the sale of two of the buildings in May 2017. Plaza 25, 190 Office Center and DTC Crossroads decreased $1.9 million, $0.7 million, and $0.7 million respectively, as a result of lower occupancy. The remaining properties’ revenues were relatively unchanged, increased a combined total of $0.4 million in comparison to the prior year.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $28.7 million, or 45%, to $92.4 million for the year ended December 31, 2017 compared to $63.7 million for the year ended December 31, 2016. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech contributed an additional $1.7 million, $2.0 million, $8.1 million, $4.0 million, $7.1 million, $3.4 million, $2.0 million, $3.0 million and $0.7 million in rental income, respectively, to the 2017 period rental income. Washington Group Plaza also increased by $1.4 million due to the increased occupancy described above. Corporate Parkway decreased by $1.3 million due to the sale of the property in June 2016 and AmberGlen decreased by $0.7 million due to the sale of 2 of the buildings in May 2017. Plaza 25, 190 Office Center and DTC Crossroads decreased $1.6 million, $0.7 million and $0.6 million as result of lower occupancy.

Expense Reimbursement. Total expense reimbursement increased $4.1 million, or 56%, to $11.2 million for the year ended December 31, 2017 compared to $7.1 million for the same period in 2016, primarily due to the acquisitions of the FRP Collection, Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $1.4 million, or 83%, to $3.0 million compared to $1.6 million for the same period in 2016. The increase was attributed to the acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan and 2525 McKinnon during the year ended December 31, 2017.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, base management fees, external advisor acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $18.5 million, or 26%, to $91.3 million for the year ended December 31, 2017, from $72.8 million for the same period in 2016, primarily due to the property acquisitions described above offset by the external advisor acquisition costs of $7.0 million which occurred on February 1, 2016. Total operating expenses increased by $1.4 million, $3.2 million, $7.9 million,

$3.1 million, $6.0 million, $3.5 million, $2.2 million, $2.4 million and $0.5 million, respectively, from the acquisitions of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech properties. These increases were offset by the sales of Corporate Parkway which saw a decrease in operating expenses by $1.1 million due to the sale of the property in June 2016 and Amberglen which saw a decrease in operating expenses of $0.7 million related to the sale of AmberGlen 1400 and 1600 buildings in May 2017. Plaza 25 operating expenses decreased by $1.2 million due to a 14.8% reduction in occupancy, and Washington Group Plaza operating expenses decreased by $2.2 million due to a reduction in depreciation and amortization expenses as a result of the classification of held for sale. The remaining property operating expenses were relatively unchanged in comparison to the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $14.6 million, or 52%, to $42.9 million for the year ended December 31, 2017 from $28.3 million for the same period in 2016. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisitions of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech properties contributed an additional $0.7 million, $1.3 million, $4.7 million, $1.5 million, $2.5 million, $1.8 million, $1.0 million, $0.5 million and $0.2 million in additional property operating expenses, respectively. Washington Group Plaza also increased property operating expenses by $0.7 million due to higher occupancy over prior year, offset by Amberglen whose operating expenses decreased by $0.5 million as a result of the sale of two buildings in May 2017.

Acquisition Costs. There were no acquisition costs for the year ended December 31, 2017 compared to $0.7 million in the prior year. The company early adopted ASU 2017-01 on January 1, 2017 and therefore costs associated with acquisitions were capitalized for the year ended December 31, 2017 as part of the purchase price of the assets as required under the accounting for an asset acquisition.

Base Management Fee. There was no base management fee for the year ended December 31, 2017 compared to $0.1 million for the year ended December 31, 2016 representing the fee paid to our former external advisor. Effective February 1, 2016, with the acquisition of the external advisor, no base management fees will be paid going forward.

General and Administrative. General and administrative expenses increased $0.4 million, or 6%, to $6.8 million for the year ended December 31, 2017 from $6.4 million for the same period in 2016. The increase is primarily attributable to payroll and other costs which the external advisor paid prior to February 1, 2016 and which the Company will pay going forward following the Internalization. Included in general and administrative expense for the year ended December 31, 2017 was $1.7 million of non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased $11.4 million, or 38%, to $41.6 million for the year ended December 31, 2017 compared to $30.2 million for the same period in 2016. This increase is primarily due to the addition of the Carillon Point, FRP Collection, Park Tower, 5090 N 40th St, SanTan, 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech properties. This increase is offset by a decrease at Washington Group Plaza which ceased depreciation in April 2017 due to the classification as held for sale and Corporate Parkway which sold in June 2016 and the two Amberglen buildings which sold in May 2017.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $5.4 million, or 37%, to $20.2 million for the year ended December 31, 2017, compared to $14.8 million for the corresponding period in 2016. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point, FRP Collection, 5090 N 40th St, SanTan, 2525 McKinnon and Mission City property level debt increased by $0.5 million, $0.8 million,

$0.9 million, $1.5 million, $1.0 million and $0.4 million respectively in 2017. The mortgages placed on Central Fairwinds and DTC Crossroads also increased interest expense by a further $0.4 million and $0.3 million, respectively, over the prior year. Offsetting these increases, Corporate Parkway interest expense decreased $0.4 million due to the sale of the property in June 2016.

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

Cash Flows

Comparison of Period Ended December 31, 2017 to Period Ended December 31, 2016

Cash and cash equivalents were $12.3 million and $13.7 million as of December 31, 2017 and December 31, 2016, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $17.4 million to $36.6 million for the year ended December 31, 2017 compared to $19.1 million for the same period in 2016. The increase was primarily attributable to an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash used in investing activities increased by $28.0 million to $244.8 million used for the year ended December 31, 2017 compared to $216.8 million used for the same period in 2016. The increase was primarily due to the purchase of 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech offset by the sale of the 1400 and 1600 buildings at Amberglen in June 2017. The $216.8 million incurred in 2016 primarily related to the purchase of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St and SanTan properties.

Cash flow from financing activities. Net cash provided by financing activities increased by $3.6 million to $206.8 million for the year ended December 31, 2017 compared to $203.2 million for the same period in 2016. Cash flow from financing activities increased primarily due to proceeds from public offerings of common stock in January and December 2017 and increased mortgage loan proceeds which were partially offset by the repayment of borrowings from the Secured Credit Facility and increased dividend distributions in 2017 resulting from greater dividends paid on shares of our Series A Preferred Stock.

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

Expense Reimbursement. Total expense reimbursement increased $1.3 million, or 23%, to $7.1 million for the year ended December 31, 2016 compared to $5.8 million for the same period in 2015, primarily due to the acquisition of the FRP Collection, Park Tower, 5090 N 40th St and SanTan properties described above. Offsetting these increases is a decrease in Plaza 25 expense reimbursement income due to reduced occupancy over the prior year.

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

Other Expense (Income)

Interest Expense, Net. Interest expense increased $3.4 million, or 30%, to $14.8 million for the year ended December 31, 2016, compared to $11.4 million for the corresponding period in 2015. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point and FRP Collection property level debt increased by $0.1 million and $0.4 million respectively in 2016, and the interest expense on the secured line of credit increased by $0.2 million in 2016. Interest expenses in 2016 increased by $0.4 million from the acquisition of DTC Crossroads in June 2015, $1.4 million from the acquisition of 190 Office Center in September 2015 and $1.1 million from the acquisition of Intellicenter in September 2015. Also in June 2015, property level debt was placed on Plaza 25 which contributed a $0.3 million increase in 2016. Corporate Parkway interest expense decreased $0.5 million due to the sale of the property in June 2016.

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

Cash flow from operating activities. Net cash provided by operating activities increased by $4.7 million to $18.9 million for the year ended December 31, 2016 compared to $14.2 million for the same period in 2015. The slight increase was primarily attributable to an increase in operating cash flows from new acquisitions.

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

Cash flow from financing activities. Net cash provided by financing activities increased by $68.9 million to $203.4 million for the year ended December 31, 2016 compared to $134.6 million for the same period in 2015. Cash flow from financing activities increased primarily due to proceeds from public offerings of common and preferred stock that closed in April and October 2016, respectively, which were partially offset by the repayment of borrowings from the Secured Credit Facility and decreased loan proceeds in 2016.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $12.3 million of cash and cash equivalents and $22.7 million of restricted cash as of December 31, 2017.

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

Consolidated Indebtedness as of December 31, 2017

As of December 31, 2017, we had approximately $494.5 million of outstanding consolidated principal indebtedness, 93.2% of which is fixed rate debt. The following table sets forth information as of December 31, 2017 with respect to our outstanding indebtedness (in thousands).

Debt	December 31, 2017	Interest Rate as of December 31, 2017	Maturity Date
Secured Credit Facility(1)	$33,500	LIBOR(2) +2.25%	June 2018
Midland Life Insurance(3)	88,582	4.34	May 2021
Mission City	47,000	3.78	November 2027
190 Office Center(4)	41,250	4.79	October 2025
SanTan(4)	35,100	4.56	March 2027
Intellicenter(4)	33,563	4.65	October 2025
Washington Group Plaza(5)	32,290	3.85	July 2018
FRP Collection(4)	30,174	3.85	September 2023
2525 McKinnon	27,000	4.24	April 2027
5090 N 40th St	22,000	3.92	January 2027
AmberGlen(4)	20,000	3.69	May 2027
Lake Vista Pointe(5)	18,358	4.28	August 2024
FRP Ingenuity Drive(5)(6)	17,000	4.44	December 2024
Plaza 25(4)(5)	16,882	4.10	July 2025
Carillon Point(4)	16,671	3.50	October 2023
Central Fairwinds(4)	15,107	4.00	June 2024

Total	$494,477

(1)	At December 31, 2017 the Secured Credit Facility had $150 million authorized and $33.5 million drawn. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2017, the Secured Credit Facility was cross-collateralized by Logan Tower, Superior Pointe, Park Tower and Sorrento Mesa. On September 1, 2017, the Company exercised its option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $100 million to $150 million. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.
(2)	As of December 31, 2017, the one month LIBOR rate was 1.56%.
(3)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted as collateral property.
(4)	Our loans have various covenants including debt service coverage ratios that under certain conditions must be maintained no less than 1.15x, 1.20x, 1.20x, 1.40x, 1.15x, 1.45x, 1.35x and 1.35x respectively for each of 190 Office Center, SanTan, Intellicenter, FRP Collection, AmberGlen, Plaza 25, Carillon Point and Central Fairwinds. The debt service coverage ratio covenants contained in the loan agreements for Plaza 25, which have not been met at December 31, 2017, allow for temporary relief from the debt service coverage ratio test if certain conditions are met or prepayment of debt service occurs according to a specified schedule.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	We are required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2017, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2018	2019-2020	2021-2022	More than 5 years
Principal payments on mortgage loans	$494,477	$69,705	$11,135	$92,882	$320,755
Interest payments(1)	135,888	19,605	35,591	26,275	54,417
Tenant-related commitments	10,397	5,695	4,702	—	—

Total	$640,762	$95,005	$51,428	$119,157	$375,172

(1)	Contracted interest on the floating rate debt was calculated based on the Secured Credit Facility balance and interest rate at December 31, 2017.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense reimbursements described above.

We believe that we are less susceptible to the negative economic effects that inflation may have on our industry than many of our competitors because 93.2% of our outstanding consolidated indebtedness had a fixed contractual interest rate at December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2017, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of December 31, 2017, approximately $461.0 million, or 93.2%, of our debt had fixed interest rates and approximately $33.5 million, or 6.8%, had variable interest rates. A 10% increase in LIBOR would increase our interest costs by approximately $0.1 million on debt outstanding as of December 31, 2017, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Secured Credit Facility. A 10% decrease in LIBOR would decrease our interest costs by approximately $0.1 million on debt outstanding as of December 31, 2017, and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Secured Credit Facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this Item 8 are included as a separate section of this Annual Report on Form 10-K commencing on page 55 and are incorporated herein by reference.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2017, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2018 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2018 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2018 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2018 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2018 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of City Office REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the “Company”) as of December 31, 2017, and 2016, the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes, and financial statement schedule III (collectively the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

Without qualifying our opinion on the consolidated financial statements, we draw attention to Note 2 to the consolidated financial statements, which indicates the Company has prospectively changed its method of accounting for real estate acquisitions in its year ended December 31, 2017 due to the adoption of Accounting Standards Update 2017-01, Business Combinations.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2013.

Vancouver, Canada

March 1, 2018

City Office REIT, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2017	2016
Assets
Real estate properties
Land	$188,110	$115,634
Building and improvement	534,473	423,707
Tenant improvement	53,427	49,813
Furniture, fixtures and equipment	291	222

	776,301	589,376
Accumulated depreciation	(48,234)	(39,052)

	728,067	550,324

Cash and cash equivalents	12,301	13,703
Restricted cash	22,713	15,948
Rents receivable, net	20,087	17,257
Deferred leasing costs, net	7,793	5,422
Acquired lease intangible assets, net	65,088	56,214
Prepaid expenses and other assets	2,013	2,626
Assets held for sale	38,427	—

Total Assets	$896,489	$661,494

Liabilities and Equity
Liabilities:
Debt	$489,509	$370,057
Accounts payable and accrued liabilities	17,605	12,976
Deferred rent	4,223	5,558
Tenant rent deposits	3,523	2,621
Acquired lease intangible liabilities, net	8,649	4,302
Dividend distributions payable	10,318	7,521
Earn-out liability	—	2,400
Liabilities related to assets held for sale	2,830	—

Total Liabilities	536,657	405,435

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 and 4,600,000 shares authorized as of December 31, 2017 and 2016, respectively, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 36,012,086 and 24,382,226 shares issued and outstanding as of December 31, 2017 and December 31, 2016 respectively	360	244
Additional paid-in capital	334,241	195,566
Accumulated deficit	(86,977)	(53,608)

Total Stockholders’ Equity	359,624	254,202
Operating Partnership unitholders’ non-controlling interests	—	108
Non-controlling interests in properties	208	1,749

Total Equity	359,832	256,059

Total Liabilities and Equity	$896,489	$661,494

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$92,357	$63,702	$48,009
Expense reimbursement	11,164	7,140	5,808
Other	2,966	1,619	1,235

Total Revenues	106,487	72,461	55,052

Operating Expenses:
Property operating expenses	42,886	28,305	20,420
General and administrative	6,792	6,429	3,728
Base management fee	—	109	1,302
External advisor acquisition	—	7,045	492
Acquisition costs	—	692	2,959
Depreciation and amortization	41,594	30,178	21,624

Total Operating Expenses	91,272	72,758	50,525

Operating income/(loss)	15,215	(297)	4,527
Interest Expense:
Contractual interest expense	(18,721)	(13,804)	(10,607)
Amortization of deferred financing costs	(1,452)	(957)	(746)

	(20,173)	(14,761)	(11,353)
Change in fair value of earn-out	—	(500)	(841)
Change in fair value of contingent consideration	2,000	—	—
Net gain on sale of real estate property	12,116	15,934	—

Net income/(loss)	9,158	376	(7,667)
Less:
Net income attributable to non-controlling interests in properties	(3,402)	(354)	(500)
Net (income)/loss attributable to Operating Partnership unitholders’ non-controlling interests	—	(865)	1,576

Net income/(loss) attributable to the Company	5,756	(843)	(6,591)
Preferred stock distributions	(7,411)	(1,781)	—

Net loss attributable to common stockholders	$(1,655)	$(2,624)	$(6,591)

Net loss per common share and unit:
Basic and diluted	$(0.05)	$(0.13)	$(0.53)

Weighted average common shares outstanding:
Basic and diluted	30,198	20,460	12,409

Dividend distributions declared per common share and unit	$0.940	$0.940	$0.940

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non- controlling interests	Non- controlling interests in properties	Total equity
Balance—January 1, 2015	—	$—	12,279	$123	$91,308	$(11,320)	$80,111	$11,878	$(754)	$91,235
Conversion of OP units to shares	—	—	12	—	47	—	47	(47)	—	—
Restricted stock award grants	—	—	137	1	1,906	—	1,907	—	—	1,907
Earn out payment in shares	—	—	90	1	2,057	—	2,058	1,105	—	3,163
Dividend distributions declared	—	—	—	—	—	(11,687)	(11,687)	(2,810)	—	(14,497)
Distributions	—	—	—	—	—	—	—	—	(421)	(421)
Net loss	—	—	—	—	—	(6,591)	(6,591)	(1,576)	500	(7,667)

Balance—December 31, 2015	—	—	12,518	125	95,318	(29,598)	65,845	8,550	(675)	73,720
Conversion of OP units to shares	—	—	3,206	32	10,754	—	10,786	(10,786)	—	—
Restricted stock award grants and vesting	—	—	164	2	2,434	—	2,436	—	—	2,436
Internalization payment in shares	—	—	297	3	3,461	—	3,464	—	—	3,464
Earn out payment in shares	—	—	147	2	767	—	769	3,009	—	3,778
Net proceeds from sale of common stock	—	—	8,050	80	86,705	—	86,785	—	—	86,785
Net proceeds from sale of preferred stock	4,480	112,000	—	—	(3,873)	—	108,127	—	—	108,127
Common stock dividend distributions declared	—	—	—	—	—	(21,386)	(21,386)	(1,530)	—	(22,916)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,781)	(1,781)	—	—	(1,781)
Contributions	—	—	—	—	—	—	—	—	2,525	2,525
Distributions	—	—	—	—	—	—	—	—	(455)	(455)
Net (loss)/income	—	—	—	—	—	(843)	(843)	865	354	376

Balance—December 31, 2016	4,480	112,000	24,382	244	195,566	(53,608)	254,202	108	1,749	256,059
Conversion of OP units to shares	—	—	40	—	108	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	90	1	1,741	(71)	1,671	—	—	1,671
Net proceeds from sale of common stock	—	—	11,500	115	136,826	—	136,941	—	—	136,941
Common stock dividend distributions declared	—	—	—	—	—	(31,148)	(31,148)	—	—	(31,148)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,906)	(7,906)	—	—	(7,906)
Distributions	—	—	—	—	—	—	—	—	(4,943)	(4,943)
Net income	—	—	—	—	—	5,756	5,756	—	3,402	9,158

Balance—December 31, 2017	4,480	$112,000	36,012	$360	$334,241	$(86,977)	$359,624	$—	$208	$359,832

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income/(loss)	$9,158	$376	$(7,667)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	41,594	30,178	21,624
Amortization of deferred financing costs	1,452	957	746
Amortization of above/below market leases	(337)	299	349
Increase in straight-line rent	(2,820)	(3,751)	(1,895)
Non-cash stock compensation	1,671	2,436	1,907
Earn-out termination payment	(2,400)	500	841
Internalization shares issued	—	3,464	—
Net gain on sale of real estate property	(12,116)	(15,934)	—
Changes in non-cash working capital:
Rents receivable, net	(1,647)	(4,331)	(4,506)
Prepaid expenses and other assets	349	(587)	(648)
Accounts payable and accrued liabilities	670	3,135	2,988
Deferred rent	324	2,743	440
Tenant rent deposits	655	(338)	(16)

Net Cash Provided By Operating Activities	36,553	19,147	14,163

Cash Flows to Investing Activities:
Additions to real estate properties	(8,189)	(8,729)	(5,466)
Acquisition of real estate	(249,299)	(248,957)	(166,788)
Net proceeds from sale of real estate	16,993	42,984	—
Deferred leasing costs	(4,289)	(2,074)	(3,217)

Net Cash Used In Investing Activities	(244,784)	(216,776)	(175,471)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	—	108,127	—
Net proceeds from sale of common stock	136,941	86,785	—
Debt issuance and extinguishment costs	(1,716)	(2,414)	(1,239)
Proceeds from mortgage loans payable	166,340	47,938	105,813
Repayment of mortgage loans payable	(27,772)	(20,199)	(1,082)
Proceeds from Secured Credit Facility	226,000	95,500	51,600
Repayment of Secured Credit Facility	(245,000)	(93,000)	(1,600)
Contributions from non-controlling interests in properties	—	2,525	—
Distributions to non-controlling interests in properties	(4,943)	(455)	(421)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(36,256)	(20,841)	(14,404)
Change in restricted cash	(6,765)	(772)	(4,083)

Net Cash Provided By Financing Activities	206,829	203,194	134,584

	Years Ended December 31,
	2017	2016	2015
Net (Decrease)/Increase in Cash and Cash Equivalents	(1,402)	5,565	(26,724)
Cash and Cash Equivalents, Beginning of Year	13,703	8,138	34,862

Cash and Cash Equivalents, End of Year	$12,301	$13,703	$8,138

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,408	$13,621	$10,030
Earn-out payment in common stock	$—	$3,778	$3,163
Purchases of additions in real estate properties included in accounts payable	$2,616	$1,565	$1,289
Purchases of deferred leasing costs included in accounts payable	$815	$19	$—

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Notes to Consolidated Financial Statements

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

The Company has elected to be taxed and will continue to operate in a manner that will allow it to continue to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and any applicable alternative minimum tax.

On February 1, 2016, the Company closed on the previously announced management internalization (“the Internalization”). The Company had previously entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with certain stockholders of the Company’s former external advisor, City Office Real Estate Management Inc. (the “Former Advisor”), pursuant to which the Company acquired all of the outstanding stock of the Former Advisor. Pursuant to this Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock with a fair market value of $3.5 million to the stockholders of the Former Advisor (the “Sellers”). The Company paid an additional $3.5 million in cash in the first quarter of 2016 representing payments to be made to the Sellers upon reaching certain fully diluted market capitalization thresholds prior to December 31, 2016, which, together with the initial payment, resulted in a total cost of $7.0 million in the year ended December 31, 2016. The amount was recorded as an expense in the consolidated statements of operations as it represented the cost of terminating the relationship. In connection with the closing of the Internalization, the Company entered into an amendment to the Advisory Agreement between the Company, the Operating Partnership and the Former Advisor (“Advisory Agreement”) that eliminates the payment of acquisition fees by the Company to the Former Advisor. In addition, each of the Company’s executive officers entered into an employment agreement with the Company and became employees of the Company, and, at the same time, approximately eleven additional former employees of the Former Advisor and its affiliates became employees of the Company.

In connection with the closing of the transactions under the Stock Purchase Agreement, a subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Second City Capital II Corporation and Second City Real Estate II Corporation (“Second City”). The Administrative Services Agreement has a three year term and pursuant to the agreement, the Company will provide various administrative services and support to the related entities managing the Second City funds. The Company’s subsidiary will receive annual payments for these services under the Administrative Services Agreement as follows: first 12 months—$1.5 million, second 12 months—$1.15 million and third 12 months—$0.625 million, for a total of $3.275 million over the three-year term.

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position and results of operations of the Company, the Operating Partnership and its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The Company has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. Significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets and the useful lives of long-lived assets. These estimates and assumptions are based on our best estimates and judgment. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ materially from those estimates.

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

Business Combinations

When a property is acquired, management considers the substance of the agreement in determining whether the acquisition represents an asset acquisition or a business combination. Upon acquisitions of properties that constitutes a business, the fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. For acquisitions that do not meet the business combination accounting criteria, these are accounted for as asset acquisitions. The Company allocates the cost of the acquisition, which includes any associated acquisition costs to individual assets and liabilities assumed on a relative fair value basis. Also, non-controlling interests acquired are recorded at estimated fair market value.

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

Years
Buildings and improvement	29-50
Site improvement	4-23
Furniture, fixtures and equipment	4-7

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

Variable Interest Entities

The Company consolidates variable interest entities (“VIE”) if the Company determines that it is the primary beneficiary of the entity. When evaluating the accounting for a VIE, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders. The Company determines the rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements. The Company considers other relevant factors including each entity’s capital structure, contractual rights to earnings (losses), subordination of the Company’s interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.

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

As of December 31, 2017, and 2016, the Company held a 100% and 99.8% interest, respectively, in the Operating Partnership. As the sole general partner and the majority interest holder, the Company consolidates the financial position and results of operations of the Operating Partnership.

Equity-Based Compensation

The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting periods.

Earnings per Common Share

The Company calculates net income per common share based upon the weighted average shares outstanding for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period. There were 0, 40,001, and 3,070,405 potentially dilutive shares outstanding related to the issuance of common units held by non-controlling interests at December 31, 2017, 2016 and 2015 respectively; however, the shares were excluded from the computation of diluted shares as their impact would have been anti-dilutive. As a result, the number of diluted outstanding common shares was equal to the number of basic outstanding common shares.

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

New Accounting Pronouncements

Adopted in the Current Year

In January of 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard provides an initial screening test to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within those periods with early adoption permitted. The Company adopted the guidance on the issuance date effective January 1, 2017. The Company expects that most of its real estate acquisitions will be considered asset acquisitions under the new guidance and the transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.

To Be Adopted in Future Years

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic Accounting Standards Codification (ASC 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASC 606 is effective for the first interim period within annual reporting periods beginning after December 15, 2017. The Company will adopt this standard effective January 1, 2018 and will utilize the modified retrospective approach method of transition. The Company has evaluated the impact of this new guidance and has determined that the impact of the adoption is not material to its financial results. Upon reviewing the Company’s revenue streams, the revenue stream impacted by ASU 2014-09 is net gain on sale of real estate. Based on our review of the guidance criteria, the timing of recognition will not differ significantly.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the annual periods beginning after December 31, 2017 and for annual periods and interim periods within those years. The Company expects the impact of the adoption will not be material to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. In January 2018, the FASB released an exposure draft to ASU 2016-02 that would allow lessors to elect, as a practical expedient, to combine non-lease components with the related lease components as a single lease component if (i) the timing and pattern of revenue recognition for the non-lease components and related lease components are the same, and (ii) the combined single lease component would be classified as an operating lease. The Company is in the process of evaluating whether it will elect to apply the practical expedient. If the Company elects to apply the practical expedient we expect expense reimbursement that qualify as non-lease components will be presented under a single lease component. If the Company does not elect to apply the practical expedient we expect that certain non-lease components of expense reimbursement may be subject to ASC 606.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides clarified guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company will adopt this standard effective January 1, 2018 and will update the classification of debt prepayment costs, contingent consideration payments and proceeds from the settlement of insurance claims and policies.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The Company will adopt this standard effective January 1, 2018 and will present the change in restricted cash with cash and cash equivalents to reconcile amounts on the balance sheet to the statement of cash flows.

3. Rents Receivable, Net

The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2017	December 31, 2016
Billed receivables	$1,905	$2,024
Straight-line receivables	18,182	15,233

Total rents receivable	$20,087	$17,257

As of December 31, 2017, and 2016, the Company’s allowance for doubtful accounts was not significant.

4. Real Estate Investments

Acquisitions

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Papago Tech	October 2017	100%
Mission City and Sorrento Mesa	September 2017	100%
2525 McKinnon	January 2017	100%
SanTan	December 2016	100%
5090 N 40th St	November 2016	100%
Park Tower	November 2016	95%
FRP Collection	July 2016	95%
Carillon Point	June 2016	100%
Intellicenter	September 2015	100%
190 Office Center	September 2015	100%
DTC Crossroads	June 2015	100%
Superior Pointe	June 2015	100%
Logan Tower	February 2015	100%

Papago Tech, Mission City, Sorrento Mesa, and 2525 McKinnon have been accounted for as asset acquisitions. SanTan, 5090 N 40th St, Park Tower, FRP Collection, Carillon Point, Intellicenter, 190 Office Center, DTC Crossroads, Superior Pointe and Logan Tower were accounted for as business combinations.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2017 (in thousands):

	2525 McKinnon	Mission City and Sorrento Mesa	Papago Tech	Total December 31, 2017
Land	$10,629	$66,097	$10,746	$87,472
Buildings and improvements	33,357	78,072	17,469	128,898
Tenant improvements	1,158	8,393	2,293	11,844
Acquired intangible assets	3,267	22,846	2,816	28,929
Prepaid expenses and other assets	—	140	10	150
Accounts payable and other liabilities	(190)	(1,507)	(246)	(1,943)
Lease intangible liabilities	(2,186)	(3,766)	(99)	(6,051)

Total Consideration	$46,035	$170,275	$32,989	$249,299

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

The operating results of acquired properties meeting the definition of a business, during the years ended December 31, 2016 and December 31, 2015, since the date of acquisition have been included in the Company’s consolidated financial statements. Properties acquired in 2017 were accounted for as asset acquisitions pursuant to ASU 2017-01. The following table represents the results of the properties’ operations from the date of acquisition for properties acquired during the year that is presented (in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Operating revenues	$7,215	$10,047
Operating expenses	(7,433)	(9,957)
Interest	(589)	(1,192)

	$(807)	$(1,102)

Sale of Real Estate Property

On May 2, 2017, the Company sold the 1400 and 1600 buildings at the AmberGlen property in Portland, Oregon, and its related assets and liabilities, for a sales price of $18.9 million, resulting in an aggregate net gain of $12.1 million, net of $2.0 million in costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made. In accordance with ASU 2014-08, the sale was not considered a discontinued operation.

On June 15, 2016, the Company sold the Corporate Parkway property in Allentown, Pennsylvania, and its related assets and liabilities, for a sales price of $44.9 million, resulting in an aggregate net gain of $15.9 million, net of $2.0 million in costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made. In accordance with ASU 2014-08, the sale was not considered a discontinued operation. Proceeds from the sale were applied subsequently in a like-kind exchange so as to qualify for tax-deferred treatment under Section 1031 of the Code.

Assets Held for Sale

On September 21, 2016, we entered into a Purchase and Sale agreement to sell the Washington Group Plaza property for $86.5 million. The transaction is anticipated to close in March 2018, subject to customary closing conditions. In accordance with ASU 2014-08, the sale will not be considered a discontinued operation. A $10.0 million non-refundable deposit has been received as of December 31, 2017, $0.25 million in the form of earnest money deposit and $9.75 million as an irrevocable letter of credit.

The property has been classified as held for sale as of December 31, 2017 (in thousands):

December 31, 2017	Washington Group Plaza
Real estate properties, net	$34,543
Deferred leasing costs, net	1,295
Acquired lease intangible assets, net	817
Rents receivable, prepaid expenses and other assets	1,772

Assets held for sale	$38,427

Acquired lease intangibles liabilities, net	(2)
Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(2,828)

Liabilities related to assets held for sale	$(2,830)

Variable Interest Entities

As of December 31, 2017, the Company had entered into a purchase and sale transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the exchange of like-kind property to defer taxable gains on the sale of properties (“1031 Exchange”). For reverse transactions under a 1031 Exchange in which the Company purchases new properties prior to selling the property to be matched in the like-kind exchange, legal title to the new properties is held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed. The Company retains essentially all of the legal and economic benefits and obligations related to Mission City, Sorrento Mesa and Papago Tech prior to completion of the 1031 Exchanges. As such, Mission City, Sorrento Mesa and Papago Tech is included in our Consolidated Balance Sheets and Consolidated Statements of Operations as a VIE until legal title is transferred to us upon completion of the 1031 Exchange.

5. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of December 31, 2017 and December 31, 2016 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2017	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$9,082	$71,426	$27,706	$108,214	$(11,608)	$(138)	$(11,746)
Accumulated amortization	(3,215)	(30,613)	(9,298)	(43,126)	3,065	32	3,097

	$5,867	$40,813	$18,408	$65,088	$(8,543)	$(106)	$(8,649)

December 31, 2016	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$7,796	$59,370	$25,693	$92,859	$(5,587)	$(138)	$(5,725)
Accumulated amortization	(3,779)	(24,384)	(8,482)	(36,645)	1,395	28	1,423

	$4,017	$34,986	$17,211	$56,214	$(4,192)	$(110)	$(4,302)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2018	$15,984
2019	13,505
2020	11,585
2021	9,478
2022	3,187
Thereafter	2,700

$56,439

6. Debt

The following table summarizes the secured indebtedness as of December 31, 2017 and 2016 (in thousands):

Property	December 31, 2017	December 31, 2016	Interest Rate as of December 31, 2017		Maturity
Secured Credit Facility(1)	$33,500	$52,500	LIBOR +2.25	%(2)	June 2018
Midland Life Insurance(3)	88,582	90,124	4.34		May 2021
Mission City	47,000	—	3.78		November 2027
190 Office Center(4)	41,250	41,250	4.79		October 2025
SanTan(4)	35,100	—	4.56		March 2027
Intellicenter(4)	33,563	33,563	4.65		October 2025
Washington Group Plaza(5)	32,290	32,995	3.85		July 2018
FRP Collection(4)	30,174	30,737	3.85		September 2023
2525 McKinnon	27,000	—	4.24		April 2027
5090 N 40th St	22,000	—	3.92		January 2027
AmberGlen(4)	20,000	—	3.69		May 2027
Lake Vista Pointe(5)	18,358	18,460	4.28		August 2024
FRP Ingenuity Drive(5)(6)	17,000	17,000	4.44		December 2024
Plaza 25(4)(5)	16,882	17,000	4.10		July 2025
Carillon Point(4)	16,671	17,000	3.50		October 2023
Central Fairwinds(4)	15,107	—	4.00		June 2024
AmberGlen Mortgage Loan(7)	—	24,280	—		—

Total Principal	494,477	374,909
Deferred financing costs, net	(4,968)	(4,852)

Total	$489,509	$370,057

All interest rates are fixed interest rates with the exception of the secured credit facility (“Secured Credit Facility”) as explained in footnote 1 below.

(1)	At December 31, 2017 the Secured Credit Facility had $150 million authorized and $33.5 million drawn. The Credit Agreement has a maturity date of June 26, 2018, which may be extended to June 26, 2019 at the Company’s option upon meeting certain conditions. The Secured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.60x. At December 31, 2017, the Secured Credit Facility was cross-collateralized by Logan Tower, Superior Pointe, Park Tower and Sorrento Mesa. On September 1, 2017, the Company exercised its option under the Secured Credit Facility to utilize the accordion feature to increase the authorized borrowing capacity under the Secured Credit Facility from $100 million to $150 million. During 2016 the authorized borrowing capacity was increased from $75 million to $100 million.
(2)	As of December 31, 2017, the one month LIBOR rate was 1.56%.
(3)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021. Upon the sale of Corporate Parkway on June 15, 2016, $4 million of the loan was paid down and DTC Crossroads was substituted in as collateral property.
(4)	The Company has various covenants including debt service coverage ratios that under certain conditions must be maintained no less than 1.15x, 1.20x, 1.20x, 1.40x, 1.15x, 1.45x, 1.35x and 1.35x respectively for each of 190 Office Center, SanTan, Intellicenter, FRP Collection, AmberGlen, Plaza 25, Carillon Point and Central Fairwinds. The debt service coverage ratio covenants contained in the loan agreements for Plaza 25, which have not been met at December 31, 2017, allow for temporary relief from the debt service coverage ratio test if certain conditions are met or prepayment of debt service occurs according to a specified schedule.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a debt service coverage ratio of no less than 1.15x.
(7)	On May 2, 2017, in conjunction with the sale of the 1400 and 1600 buildings at the AmberGlen property, the Company repaid the outstanding debt secured on the property of $24.1 million plus closing costs and subsequently closed on a $20 million loan secured by a first mortgage lien on the remaining buildings.

The scheduled principal repayments of mortgage payable as of December 31, 2017 are as follows (in thousands):

2018	$69,705
2019	5,049
2020	6,086
2021	88,110
2022	4,772
Thereafter	320,755

Total	$494,477

7. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of December 31, 2017 and 2016, the Company did not have any hedges or derivatives.

On February 15, 2017, the Company entered into a Termination and Mutual Release Agreement with Second City that terminated our obligation to make any future earn-out payments associated with the Central Fairwinds property in exchange for a cash payment of $2.4 million, which was made to Second City on February 21, 2017. As a result of the agreement, the earn-out liability was settled (see Note 8).

Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $462.3 million and $323.7 million as of December 31, 2017 and December 31, 2016, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

8. Related Party Transactions

Administrative Services Agreement

During the years ended December 31, 2017, 2016, and 2015, the Company earned $1.2 million, $1.4 million, and $0, respectively, in administrative services performed for Second City.

Earn-Out Payment

During the years ended December 31, 2017 and 2016, payments of approximately $2.4 million and $3.8 million, respectively, were made to Second City under the Earn-Out provision described in Note 7.

Equity Transactions

On February 1, 2016, the Company closed on the previously announced Internalization. The Company had previously entered into a Stock Purchase Agreement with certain stockholders of the Company’s Former Advisor pursuant to which the Company acquired all of the outstanding stock of the Former Advisor (see Note 1).

On July 15, 2016, the Company issued a total of 3,126,084 shares of its common stock to certain limited partners of the Operating Partnership. The shares of common stock were issued in connection with Second City’s redemption of a total of 3,126,084 common units pursuant to the terms of the Operating Partnership’s amended and restated limited partnership agreement, as amended.

Advisory and Transaction Fees

During the years ended December 31, 2017, 2016, and 2015, the Company incurred $0, $0.1 million, and $3.0 million, respectively, in advisory and transaction fees payable to the Former Advisor for asset and property management services.

9. Future Minimum Rent Schedule

Future minimum lease payments to be received as of December 31, 2017 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2018	$95,653
2019	85,981
2020	75,929
2021	66,196
2022	52,405
Thereafter	98,214

$474,378

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Eleven state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 11.7% of the Company’s total future minimum lease payments as of December 31, 2017.

10. Commitments and Contingencies

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2017 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

11. Stockholder’s Equity

On February 1, 2016, the Company closed on the Internalization. Upon closing of the Internalization, the Company and certain of its subsidiaries acquired all of the outstanding stock of the Former Advisor. Pursuant to the Stock Purchase Agreement, at closing, the Company issued 297,321 shares of its common stock to the sellers. In addition, the Company recorded $3.5 million in the first quarter of 2016 in payments to the sellers upon reaching certain fully diluted market capitalization thresholds.

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

Pursuant to the Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through the Sales Agents from time to time under the Sales Agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements. During the year ended December 31, 2017, we did not sell any Shares under the ATM Program.

On December 21, 2017, the Company completed a public offering pursuant to which the Company sold 5,750,000 shares of its common stock to the public at a price of $12.60 per share, inclusive of the overallotment option. The Company raised $72.5 million in gross proceeds, resulting in net proceeds to us of approximately $69.0 million after deducting $3.5 million in underwriting discounts and other expenses related to the offering.

Non-controlling Interests

Non-controlling interests in the Company represent common units not held by the Company or its consolidated subsidiaries. There were no non-controlling interests in the Company as of December 31, 2017. Common units and shares of common stock have essentially the same economic characteristics, as they share equally in the total net income or loss distributions of the Operating Partnership. Beginning on or after the date which is 12 months after the date on which a person first became a holder of common units, each limited partner and assignees of limited partners will have the right, subject to the terms and conditions set forth in the partnership agreement, to require the Operating Partnership to redeem all or a portion of the common units held by such limited partner or assignee in exchange for a cash amount per common unit equal to the value of one share of common stock, determined in accordance with and subject to adjustment under the partnership agreement. The Company has the sole option at its discretion to redeem the tendered common units by issuing common stock on a one-for-one basis. The Operating Partnership unitholders are entitled to share in cash distributions from the Operating Partnership in proportion to its percentage ownership of common units.

During the year ended December 31, 2017, 40,000 common units were redeemed for shares of common stock.

The following table summarizes the non-controlling interests in properties as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
City Center	$(140)	$(65)
Central Fairwinds	(764)	571
AmberGlen	(1,375)	(1,240)
FRP Collection	842	995
Park Tower	1,645	1,488

	$208	$1,749

Common Stock and Common Unit Distributions

During the year ended December 31, 2017, the Company declared aggregate cash distributions to common stockholders and common unitholders of $29.8 million. The Company paid aggregate cash distributions of $28.4 million for the year-ended December 31, 2017 and $8.5 million was payable as of December 31, 2017.

During the year ended December 31, 2017, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/ Unit	Declaration Date	Record Date	Payment Date
January 1, 2017 – March 31, 2017	$0.235	March 21, 2017	April 11, 2017	April 25, 2017
April 1, 2017 – June 30, 2017	0.235	June 27, 2017	July 11, 2017	July 25, 2017
July 1, 2017 – September 30, 2017	0.235	September 15, 2017	October 11, 2017	October 25, 2017
October 1, 2017 – December 31, 2017	0.235	December 15, 2017	January 11, 2018	January 25, 2018

Total	$0.940

Preferred Stock Distributions

During the year ended December 31, 2017, the Company declared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.8 million for the year-ended December 31, 2017 and $1.9 million was payable as of December 31, 2017.

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

During the year ended December 31, 2017, 117,478 restricted stock units (“RSUs”) were granted to directors, executive officers and non-executive employees with a fair value of $1.5 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the year ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company recognized net compensation expense of $1.7 million, $2.4 million and $1.9 million respectively related to the RSUs.

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

12. Quarterly Financial Information (unaudited):

The following tables summarize certain selected quarterly financial data for 2017 and 2016 (in thousands, except per share data):

	2017 Quarters
	Fourth	Third	Second	First
Revenue	$31,181	$24,750	$25,157	$25,399
Net (loss)/income	(987)	(1,723)	13,167	(1,299)
Net (loss)/income attributable to common stockholders	(2,920)	(3,630)	8,208	(3,313)
Net (loss)/income per share	(0.09)	(0.12)	0.27	(0.11)

	2016 Quarters
	Fourth	Third	Second	First
Revenue	$21,304	$18,791	$16,092	$16,274
Net (loss)/income	(3,193)	(1,882)	14,244	(8,793)
Net (loss)/income attributable to common stockholders	(5,080)	(1,945)	11,522	(7,121)
Net (loss)/income per share	(0.21)	(0.08)	0.56	(0.56)

City Office REIT, Inc.

SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2017

(In Thousands)

Description	Encumbrances(2)	Intial Costs to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2017(1)			Accumulated Amortization	Date of Construction	Date Acquired	Depreciation Life For Latest Income Statement
		Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total(3)
AmberGlen	20,000	$6,546	$3,490	$1,793	$6,546	$5,283	$11,829	$2,272	1984-1998	December 2009	50 Years
City Center	23,850	3,123	10,656	8,190	3,123	18,846	21,969	6,032	1984	December 2010	40 Years
Central Fairwinds	15,107	1,747	9,751	5,352	1,747	15,103	16,850	2,929	1982	May 2012	40 Years
Cherry Creek	48,675	25,745	20,144	926	25,745	21,070	46,815	5,089	1962-1980	January 2014	36 Years
Plaza 25	16,882	1,764	20,563	1,085	1,764	21,648	23,412	3,470	1981	June 2014	30 Years
Lake Vista Pointe	18,358	4,115	20,600	55	4,115	20,655	24,770	3,272	2007	July 2014	45 Years
FRP Ingenuity Drive	17,000	4,415	17,775	35	4,415	17,810	22,225	2,142	1999	November 2014	40 Years
Logan Tower	—	1,306	8,197	384	1,306	8,581	9,887	1,000	1983	February 2015	33 Years
Superior Pointe	—	3,153	19,834	1,137	3,153	20,971	24,124	2,085	2000	June 2015	40 Years
DTC Crossroads	16,057	7,137	23,184	378	7,137	23,562	30,699	2,242	1999	June 2015	33 Years
190 Office Center	41,250	7,162	39,690	749	7,162	40,439	47,601	2,614	2001	September 2015	45 Years
Intellicenter	33,563	5,244	34,278	8	5,244	34,286	39,530	2,570	2008	September 2015	50 Years
Carillon Point	16,671	5,172	17,316	17	5,172	17,333	22,505	1,351	2007	June 2016	39 Years
FRP Collection	30,174	7,031	38,700	58	7,031	38,758	45,789	2,661	1986-1999	July 2016	40 Years
Park Tower	—	3,479	68,656	3,282	3,479	71,938	75,417	3,178	1973	November 2016	30 Years
5090 N 40th St	22,000	6,696	32,123	395	6,696	32,518	39,214	1,008	1988	November 2016	45 Years
SanTan	35,100	6,803	37,187	356	6,803	37,543	44,346	1,672	2000-2003	December 2016	41 Years
2525 McKinnon	27,000	10,629	34,515	680	10,629	35,195	45,824	955	2003	January 2017	50 Years
Mission City	47,000	25,741	41,474	78	25,741	41,552	67,293	684	1990-2007	September 2017	29 Years
Sorrento Mesa	—	40,356	44,991	236	40,356	45,227	85,583	765	1985-2001	September 2017	33 Years
Papago Tech	—	10,746	19,762	—	10,746	19,762	30,508	203	1993-1995	October 2017	40 Years
Corporate	33,500	—	111	—	—	111	111	40

Total	$462,187	$188,110	$562,997	$25,194	$188,110	$588,191	$776,301	$48,234

(1)	The aggregate cost for federal tax purposes as of December 31, 2017 of our real estate assets was $669,562.
(2)	Encumbrances exclude Washington Group Plaza for $32,290 as the property was held for sale at December 31, 2017 and net deferred financing costs of $4,968. The combined impact of these adjustments were $27,322.
(3)	Properties identified as held for sale at December 31, 2017 are excluded.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2017 and 2016 is as follows:

	2017	2016
Real Estate Properties
Balance, beginning of year	$589,376	$381,789
Acquisitions	228,214	223,167
Dispositions	(11,683)	(24,309)
Capital improvements	10,804	8,729
Assets held for sale	(40,410)	—

Balance, end of year	$776,301	$589,376

Accumulated depreciation
Balance, beginning of year	$39,052	$26,909
Depreciation	22,424	30,178
Depreciation on dispositions	(7,374)	(18,035)
Depreciation on assets held for sale	(5,868)	—

Balance, end of year	$48,234	$39,052

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company, as amended and supplemented.†

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11/A filed with the Commission on March 25, 2014).

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.3	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.4	Joinder Agreement, dated as of February 4, 2015, by and between CIO Logan Tower, Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2015).

10.5	Amended and Restated Credit Agreement, dated as of June 26, 2015, by and between City Office REIT Operating Partnership, L.P., KeyBank National Association, as lender, KeyBank National Association, as agent, and KeyBanc Capital Markets, as sole lead arrange and sole book manager (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 29, 2015).

10.6	First Amendment and Joinder to Amended and Restated Credit Agreement, dated as of July 14, 2015, by and among City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, City Office REIT, Inc., the Lenders named therein, and KeyBank National Association, as agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.7	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.8	Promissory Note, dated July 14, 2015, by City Office REIT Operating Partnership, L.P. and certain of its subsidiaries, to the Royal Bank of Canada (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 17, 2015).

10.9	Second Amendment to Advisory Agreement, dated as of November 2, 2015, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.10	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

Exhibit Number	Description

10.11	Third Amendment to Advisory Agreement, dated as of February 1, 2016, by and among the Company, City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016).

10.13	Purchase Agreement, dated September 29, 2016, by and between SCCP Boise, Limited Partnership and St. Luke’s Health System, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on November 7, 2016).

10.14	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated September 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

10.15	Second Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

10.16	Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.17	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.18	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.19	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.20	Form of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 19, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017).

10.21	Loan Agreement, dated October 5, 2017, between CIO Mission City Holdings, LLC and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017).

10.22	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).

10.23	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).

10.24	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends†

Exhibit Number	Description

21.1	Subsidiaries of the Company†

23.1	Consent of KPMG LLP†

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

101.INS	INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: March 1, 2018	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	March 1, 2018

/s/ Mark Murski Mark Murski	Independent Director	March 1, 2018

/s/ Stephen Shraiberg Stephen Shraiberg	Independent Director	March 1, 2018

/s/ William Flatt William Flatt	Independent Director	March 1, 2018

/s/ Jeffrey Kohn Jeffrey Kohn	Independent Director	March 1, 2018

/s/ John Sweet John Sweet	Independent Director	March 1, 2018