Form 10-Q
period 2018-03-31
City Office REIT, Inc.
filed 2018-05-04
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 1, 2018 was 36,132,145.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	March 31, 2018	December 31, 2017
Assets
Real estate properties
Land	$188,110	$188,110
Building and improvement	537,131	534,473
Tenant improvement	56,142	53,427
Furniture, fixtures and equipment	291	291

	781,674	776,301
Accumulated depreciation	(53,772)	(48,234)

	727,902	728,067

Cash and cash equivalents	18,509	12,301
Restricted cash	20,384	22,713
Rents receivable, net	20,936	20,087
Deferred leasing costs, net	8,653	7,793
Acquired lease intangible assets, net	59,500	65,088
Prepaid expenses and other assets	4,151	2,013
Assets held for sale	—	38,427

Total Assets	$860,035	$896,489

Liabilities and Equity
Liabilities:
Debt	$421,789	$489,509
Accounts payable and accrued liabilities	15,451	17,605
Deferred rent	3,792	4,223
Tenant rent deposits	3,742	3,523
Acquired lease intangible liabilities, net	7,975	8,649
Dividend distributions payable	10,346	10,318
Liabilities related to assets held for sale	—	2,830

Total Liabilities	463,095	536,657

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 36,132,145 and 36,012,086 shares issued and outstanding	361	360
Additional paid-in capital	334,597	334,241
Accumulated deficit	(50,332)	(86,977)

Total Stockholders’ Equity	396,626	359,624

Non-controlling interests in properties	314	208

Total Equity	396,940	359,832

Total Liabilities and Equity	$860,035	$896,489

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$27,014	$22,314
Expense reimbursement	3,545	2,294
Other	975	791

Total Revenues	31,534	25,399

Operating Expenses:
Property operating expenses	11,625	9,612
General and administrative	1,978	2,193
Depreciation and amortization	11,893	10,498

Total Operating Expenses	25,496	22,303

Operating income	6,038	3,096
Interest Expense:
Contractual interest expense	(5,188)	(4,072)
Amortization of deferred financing costs	(632)	(323)

	(5,820)	(4,395)
Net gain on sale of real estate property	46,980	—

Net income/(loss)	47,198	(1,299)
Less:
Net income attributable to non-controlling interests in properties	(135)	(168)

Net income/(loss) attributable to the Company	47,063	(1,467)
Preferred stock distributions	(1,855)	(1,846)

Net income/(loss) attributable to common stockholders	$45,208	$(3,313)

Net income/(loss) per common share:
Basic	$1.25	$(0.11)

Diluted	$1.24	$(0.11)

Weighted average common shares outstanding:
Basic	36,073	29,511

Diluted	36,432	29,511

Dividend distributions declared per common share	$0.235	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non-controlling interests in properties	Total equity
Balance – December 31, 2016	4,480	$112,000	24,382	$244	$195,566	$(53,608)	$254,202	$108	$1,749	$256,059
Conversion of OP units to shares	—	—	40	—	108	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	90	1	1,741	(71)	1,671	—	—	1,671
Net proceeds from sale of common stock	—	—	11,500	115	136,826	—	136,941	—	—	136,941
Common stock dividend distributions declared	—	—	—	—	—	(31,148)	(31,148)	—	—	(31,148)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,906)	(7,906)	—	—	(7,906)
Distributions	—	—	—	—	—	—	—	—	(4,943)	(4,943)
Net income	—	—	—	—	—	5,756	5,756	—	3,402	9,158

Balance – December 31, 2017	4,480	112,000	36,012	360	334,241	(86,977)	359,624	—	208	359,832
Restricted stock award grants and vesting	—	—	120	1	356	(72)	285	—	—	285
Common stock dividend distributions declared	—	—	—	—	—	(8,491)	(8,491)	—	—	(8,491)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	(1,855)	—	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	—	47,063	47,063	—	135	47,198

Balance - March 31, 2018	4,480	$112,000	36,132	$361	$334,597	$(50,332)	$396,626	$—	$314	$396,940

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income/(loss)	$47,198	$(1,299)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,893	10,498
Amortization of deferred financing costs	632	323
Amortization of above/below market leases	(200)	(3)
Increase in straight-line rent	(844)	(777)
Non-cash stock compensation	350	827
Earn-out termination payment	—	(2,400)
Net gain on sale of real estate property	(46,980)	—
Changes in non-cash working capital:
Rents receivable, net	322	(2,169)
Prepaid expenses and other assets	(1,741)	988
Accounts payable and accrued liabilities	(6,890)	(1,528)
Deferred rent	(2,124)	(1,468)
Tenant rent deposits	189	(33)

Net Cash Provided By Operating Activities	1,805	2,959

Cash Flows from/(to) Investing Activities:
Additions to real estate properties	(2,753)	(1,794)
Acquisition of real estate	—	(46,035)
Net proceeds from sale of real estate	84,839	—
Deferred leasing costs	(1,071)	(474)

Net Cash Provided By/(Used In) Investing Activities	81,015	(48,303)

Cash Flows (to)/from Financing Activities:
Proceeds from sale of common stock	—	67,991
Debt issuance and extinguishment costs	(1,896)	(326)
Proceeds from mortgage loans payable	—	84,100
Repayment of mortgage loans payable	(33,134)	(892)
Proceeds from Secured Credit Facility	18,500	57,000
Repayment of Secured Credit Facility	(52,000)	(109,500)
Shares withheld for payment of taxes on restricted stock unit vesting	(64)	—
Distributions to non-controlling interests in properties	(29)	(120)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(10,318)	(9,358)

Net Cash (Used In)/Provided By Financing Activities	(78,941)	88,895

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,879	43,551
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	35,014	29,651

Cash, Cash Equivalents and Restricted Cash, End of Period	$38,893	$73,202

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	18,509	50,632
Restricted Cash, End of Period	20,384	22,570

Cash, Cash Equivalents and Restricted Cash, End of Period	$38,893	$73,202

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,607	$4,114
Purchases of additions in real estate properties included in accounts payable	$3,503	$260
Purchases of deferred leasing costs included in accounts payable	$147	$912

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

The Company has elected to be taxed and will continue to operate in a manner that will allow it to continue to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for tax years beginning before 2018, any applicable alternative minimum tax.

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

Adopted in the Current Year

Effective January 1, 2018, the Company adopted FASB ASU 2014-09, Revenue From Contracts with Customers, on a modified retrospective basis. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company has reviewed its revenue streams to note that the majority are under the guidance of ASU 2016-02, Leases. Net gain on sale of real estate is under the guidance of ASU 2017-05, Other Income. The adoption of this guidance did not have a material impact to the Company’s condensed consolidated financial statements or notes to our condensed consolidated financial statements.

Effective January 1, 2018, the Company adopted FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The adoption of this guidance did not have a material impact to the Company’s condensed consolidated financial statements.

Effective January 1, 2018, the Company adopted FASB ASU 2016-15, Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments, on a retrospective basis. The adoption of this guidance did not have a material impact to the Company’s condensed consolidated financial statements.

Effective January 1, 2018, the Company adopted FASB ASU 2016-18, Statement of Cash Flows: Restricted Cash, on a retrospective basis. The update requires the statement of cash flows to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.

To be Adopted in Future Years

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. In March 2018, the FASB voted to move forward with drafting a final ASU that would allow lessors to elect, as a practical expedient, to not separate lease and non-lease components and allow these components to be accounted for as a single lease component if both (i) the timing and pattern of transfer to the lessee of the lease component and the related non-lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, a company is permitted to use its effective date as the date of initial application. Therefore, a company electing this option will not restate comparative period financial information, will not make the new required lease disclosures in comparative periods beginning before the effective date and will recognize its cumulative effect transition adjustment as of the effective date. The Company is in the process of evaluating whether it will elect to apply the practical expedient. If the Company elects to apply the practical expedient we expect expense reimbursement that qualify as non-lease components will be presented under a single lease component. If the Company does not elect to apply the practical expedient we expect that certain non-lease components of expense reimbursement may be subject to ASC 606.

3. Real Estate Investments

Acquisitions

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

Sale of Real Estate Property

On March 8, 2018, the Company sold the Washington Group Plaza property in Boise, Idaho for $86.5 million, resulting in an aggregate net gain of $47.0 million, net of $1.7 million in costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made.

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of March 31, 2018 and December 31, 2017 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
March 31, 2018	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$8,886	$68,806	$26,915	$104,607	$(10,869)	$(138)	$(11,007)
Accumulated amortization	(3,494)	(32,005)	(9,608)	(45,107)	2,999	33	3,032

	$5,392	$36,801	$17,307	$59,500	$(7,870)	$(105)	$(7,975)

December 31, 2017	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$9,082	$71,426	$27,706	$108,214	$(11,608)	$(138)	$(11,746)
Accumulated amortization	(3,215)	(30,613)	(9,298)	(43,126)	3,065	32	3,097

	$5,867	$40,813	$18,408	$65,088	$(8,543)	$(106)	$(8,649)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2018	$11,070
2019	13,505
2020	11,585
2021	9,478
2022	3,187
Thereafter	2,700

$51,525

5. Debt

The following table summarizes the indebtedness as of March 31, 2018 and December 31, 2017 (in thousands):

Property	March 31, 2018	December 31, 2017	Interest Rate as of March 31, 2018		Maturity
Unsecured Credit Facility (1)	$—	$—	LIBOR +1.40	%(2)	March 2022
Midland Life Insurance (3)	88,186	88,582	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
190 Office Center (4)	41,250	41,250	4.79		October 2025
SanTan (4)	35,100	35,100	4.56		March 2027
Intellicenter (4)	33,563	33,563	4.65		October 2025
FRP Collection (4)	30,030	30,174	3.85		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027
5090 N 40th St	22,000	22,000	3.92		January 2027
AmberGlen (4)	20,000	20,000	3.69		May 2027
Lake Vista Pointe (5)	18,281	18,358	4.28		August 2024
FRP Ingenuity Drive (5)(6)	17,000	17,000	4.44		December 2024
Plaza 25 (4)(5)	16,806	16,882	4.10		July 2025
Carillon Point (4)	16,587	16,671	3.50		October 2023
Central Fairwinds (4)	15,040	15,107	4.00		June 2024
Washington Group Plaza	—	32,290	—		—
Secured Credit Facility (1)	—	33,500	—		—

Total Principal	427,843	494,477
Deferred financing costs, net	(6,054)	(4,968)

Total	$421,789	$489,509

All interest rates are fixed interest rates with the exception of the unsecured credit facility (“Unsecured Credit Facility”) as explained in footnote 1 below.

(1)	As of March 31, 2018 the Unsecured Credit Facility had $250 million authorized and was undrawn. On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
(2)	As of March 31, 2018, the one month LIBOR rate was 1.88%.
(3)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(4)	The Company is subject to various debt covenants including debt service coverage ratios (“DSCR”) that under certain conditions must be maintained no less than 1.15x, 1.20x, 1.20x, 1.40x, 1.15x, 1.45x, 1.35x and 1.35x respectively for each of 190 Office Center, SanTan, Intellicenter, FRP Collection, AmberGlen, Plaza 25, Carillon Point and Central Fairwinds. The debt service coverage ratio covenants contained in the loan agreements for Plaza 25, which have not been met at March 31, 2018, allow for temporary relief from the DSCR test if certain conditions are met or prepayment of debt service occurs according to a specified schedule.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a DSCR of no less than 1.15x.

The scheduled principal repayments of debt as of March 31, 2018 are as follows (in thousands):

2018	$3,070
2019	5,049
2020	6,086
2021	88,110
2022	4,772
Thereafter	320,756

$427,843

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of March 31, 2018 and December 31, 2017, the Company did not have any hedges or derivatives.

Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $420.9 million and $462.3 million as of March 31, 2018 and December 31, 2017, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreement

For the three months ended March 31, 2018 and 2017, the Company earned $0.2 million and $0.3 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (“Second City”).

Earn-Out Payment

For the three months ended March 31, 2017, the Company paid $2.4 million to Second City to terminate the Company’s earn-out payment obligation under the Termination and Mutual Release Agreement.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of March 31, 2018 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2018	68,602
2019	84,162
2020	74,606
2021	65,563
2022	49,609
Thereafter	100,620

$443,162

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Ten state government tenants currently have the exercisable right to terminate their leases if the applicable state legislature does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 12.0% of the Company’s total future minimum lease payments as of March 31, 2018.

9. Commitments and Contingencies

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2018 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Common Stock and Common Unit Distributions

On March 21, 2018, the Company’s board of directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended March 31, 2018. The dividend was paid subsequent to quarter end on April 25, 2018 to common stockholders and common unitholders of record as of April 11, 2018 for an aggregate of $8.5 million.

Preferred Stock Distributions

During the quarter ended March 31, 2018, the Company’s board of directors approved and the Company declared a cash dividend of $0.4140625 per share for an aggregate amount of $1.9 million. The dividend was paid subsequent to quarter end on April 25, 2018.

Restricted Stock Units

The Company has an equity incentive plan (“Equity Incentive Plan”) for executive officers, directors and certain non-executive employees, and with approval of the board of directors, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including LTIP Units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the board of directors (the “plan administrator”).

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

During the three months ended March 31, 2018, 156,375 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive employees with a fair value of $1.9 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended March 31, 2018 the Company recognized net compensation expense of $0.4 million related to the RSUs.

A RSU award represents the right to receive shares of the Company’s common stock in the future, after the applicable vesting criteria, determined by the plan administrator, has been satisfied. The holder of an award of RSU has no rights as a stockholder until shares of common stock are issued in settlement of vested RSUs. The plan administrator may provide for a grant of dividend equivalent rights in connection with the grant of RSU; provided, however, that if the RSUs do not vest solely upon satisfaction of continued employment or service, any payment in respect to the related dividend equivalent rights will be held by the Company and paid when, and only to the extent that, the related RSU vests.

11. Subsequent Events

On April 5, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired a 271,782 square foot Class A multi-tenant property in Scottsdale, Arizona for $56.5 million.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. These forward looking statements may be identified by the use of words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations; and

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

The Company has elected to be taxed and will continue to operate in a manner that will allow it to qualify as a REIT under the Code. Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for tax years beginning before 2018, any applicable alternative minimum tax.

Revenue Base

As of March 31, 2018, we owned 21 properties comprised of 44 office buildings with a total of approximately 4.6 million square feet of net rentable area (“NRA”). As of March 31, 2018, our properties were approximately 88.3% occupied.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in the Lake Vista Pointe, FRP Ingenuity Drive, Sorrento Mesa and Superior Pointe properties have triple net leases. Certain tenants of AmberGlen, FRP Collection and 2525 McKinnon have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of March 31, 2018, our properties were approximately 88.3% occupied. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties

As of March 31, 2018, we owned 21 office complexes comprised of 44 office buildings with a total of approximately 4.6 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego and Tampa. The following table presents an overview of our portfolio as of March 31, 2018 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2)
Tampa, FL (22.5% of NRA)	Park Tower	94.8%	470	85.7%	$24.12	$24.12	$9,711
	City Center	95.0%	241	98.5%	$24.31	$24.31	$5,777
	Intellicenter	100.0%	204	100.0%	$22.90	$22.90	$4,661
	Carillon Point	100.0%	124	100.0%	$26.96	$26.96	$3,348
Denver, CO (20.8%)	Cherry Creek	100.0%	356	100.0%	$18.10	$18.10	$6,438
	Plaza 25	100.0%	196	56.4%	$19.85	$19.85	$2,191
	DTC Crossroads	100.0%	189	71.8%	$25.45	$25.45	$3,454
	Superior Pointe	100.0%	151	87.1%	$16.84	$28.84	$2,208
	Logan Tower	100.0%	71	82.7%	$20.37	$20.37	$1,190
San Diego, CA (14.5%)	Sorrento Mesa	100.0%	385	76.2%	$23.92	$28.92	$7,005
	Mission City	100.0%	286	87.0%	$34.19	$34.19	$8,499
Phoenix, AZ (13.1%)	SanTan	100.0%	267	100.0%	$26.44	$26.44	$7,046
	5090 N 40th St	100.0%	175	86.5%	$28.38	$28.38	$4,289
	Papago Tech	100.0%	163	98.0%	$20.17	$20.17	$3,219
Dallas, TX (12.5%)	190 Office Center	100.0%	303	87.6%	$24.17	$24.17	$6,423
	Lake Vista Pointe	100.0%	163	100.0%	$15.00	$23.00	$2,450
	2525 McKinnon	100.0%	111	93.0%	$26.53	$37.71	$2,746
Orlando, FL (12.2%)	FRP Collection	95.0%	272	75.7%	$25.18	$26.27	$5,177
	Central Fairwinds	90.0%	168	87.1%	$24.31	$24.31	$3,563
	FRP Ingenuity Drive	100.0%	125	100.0%	$21.00	$29.00	$2,615
Portland, OR (4.4%)	AmberGlen	76.0%	201	94.8%	$19.47	$21.98	$3,714
Total / Weighted Average - March 31, 2018 (3)			4,621	88.3%	$23.47	$25.25	$95,724

(1)	For Superior Pointe, FRP Ingenuity Drive, Lake Vista Pointe, and Sorrento Mesa the annualized base rent per square foot on a triple net basis was increased by $12, $8, $8, and $5 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7 on a pro rata basis. FRP Collection has net leases for three tenants which have been grossed up by $8 on a pro-rata basis. 2525 McKinnon has net leases for seven tenants which have been grossed up by $16 on a pro-rata basis.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2018 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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

Summary of Significant Accounting Policies

The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the adoption of ASU 2014-09 Revenue From Contracts with Customers, ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18 Statement of Cash Flows: Restricted Cash as outlined in Note 2 of the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2018 to March 31, 2017

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $6.1 million, or 24%, to $31.5 million for the three months ended March 31, 2018 compared to $25.4 million in the corresponding period in 2017. $0.3 million of this increase was attributed to the acquisition of 2525 McKinnon in January 2017, $2.4 million from the acquisition of Mission City in September 2017, $3.5 million from the acquisition of Sorrento Mesa in September 2017, and $0.9 million from the acquisition of Papago Tech in October 2017. Offsetting these increases AmberGlen decreased by $0.6 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $0.4 million due to the sale of the property in March 2018. The remaining properties’ revenues were relatively unchanged in comparison to three months ended March 31, 2017.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $4.7 million, or 21%, to $27.0 million for the three months ended March 31, 2018 compared to $22.3 million for the three months ended March 31, 2017. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech contributed an additional $0.1 million, $2.0 million, $3.1 million, and $0.9 million in rental income, respectively, to the 2018 period rental income. AmberGlen decreased by $0.5 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $0.5 million due to the sale of that property in March 2018. FRP Collection decreased by $0.3 million due to a decrease in year-over-year occupancy.

Expense Reimbursement. Total expense reimbursement increased $1.2 million, or 55%, to $3.5 million for the three month period ended March 31, 2018 compared to $2.3 million for the same period in 2017, primarily due to the acquisition of the 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.2 million, or 23%, to $1.0 million for the three month period ended March 31, 2018 compared to $0.8 million for the same period in 2017. The increase can be attributed to the net proceeds of an auction of a former tenant’s equipment at FRP Collection which vacated unexpectedly late in 2017. Nominal other income was also generated by City Center, Central Fairwinds, Logan Tower, DTC Crossroads, 5090 N 40th St, SanTan, 2525 McKinnon, Park Tower, Mission City and Sorrento Mesa with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, as well as acquisition costs, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $3.2 million, or 14%, to $25.5 million for the three months ended March 31, 2018, from $22.3 million for the same period in 2017, primarily due to acquisitions described above. Total operating expenses increased by $0.1 million, $2.1 million, $2.5 million, and $0.6 million, respectively, from the acquisitions of 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech properties. Washington Group Plaza operating expenses decreased by $1.3 million due to its sale in March 2018 and the impact of its designation as held for sale which meant the property ceased recording depreciation. AmberGlen decreased by $0.4 million primarily due to the sale of two of the five buildings in the complex in May 2017. The remaining operating expenses aggregated to an overall $0.4 million decrease in comparison to the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.0 million, or 21%, to $11.6 million for the three months ended March 31, 2018 from $9.6 million for the same period in 2017. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech contributed an additional $0.2 million, $1.0 million, $0.5 million, and $0.3 million in additional property operating expenses, respectively. AmberGlen decreased by $0.3 million primarily due to the sale of two of the five buildings in the complex in May 2017, and Washington Group Plaza decreased by $0.1 million due to the sale of that property in March 2018. The remaining property operating expenses aggregate to an overall $0.4 million increase in comparison to the prior year.

General and Administrative. General and administrative expenses comprise of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses decreased $0.2 million, or 10%, to $2.0 for the three month period ended March 31, 2018 compared to $2.2 million for the same period in 2017. The decrease was primarily attributable to lower amortization of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 13%, to $11.9 million for the three month period ended March 31, 2018 compared to $10.5 million for the same period in 2017, primarily due to the addition of the 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech properties offset by a decrease at Washington Group Plaza and AmberGlen due to the sale of those properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $1.4 million, or 32%, to $5.8 million for the three month period ended March 31, 2018, compared to $4.4 million for the corresponding period in 2017. The increase was primarily due to interest expense related to acquisitions. Interest expense for the 2525 McKinnon and Mission City property level debt increased by $0.2 million, and $0.5 million respectively in 2017 as well as interest on the line of credit which increased by $0.6 million as a result of acquisitions funded by that facility. A new mortgage placed on Central Fairwinds also increased interest expense by a further $0.1 million over the prior year.

Cash Flows

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

Cash, cash equivalents and restricted cash were $38.9 million and $73.2 million as of March 31, 2018 and March 31, 2017, respectively.

Cash flow from operating activities. Net cash provided by operating activities decreased by $1.2 million to $1.8 million for the three months ended March 31, 2018 compared to $3.0 million for the same period in 2017. The decrease was attributable to changes in working capital predominantly due to the sale of Washington Group Plaza, offset by the earn-out termination payment which occurred in 2017 but not 2018 and increased operating cash flows from acquisitions.

Cash flow from investing activities. Net cash provided by investing activities increased by $129.3 million to $81.0 million for the three months ended March 31, 2018 compared to $48.3 million used in investing activities for the same period in 2017. The increase was primarily due to proceeds from the disposition of the Washington Group Plaza property in March 2018 and acquisitions that occurred in 2017 but not 2018.

Cash flow to financing activities. Net cash used in financing activities increased by $167.8 million to $78.9 million for the three months ended March 31, 2018 compared to $88.9 million provided by the same period in 2017. Cash flow used in financing activities increased primarily due to proceeds from a public offering of our common stock and a new mortgage which both occurred in 2017 but not 2018. In addition, we made higher mortgage principal repayments in 2018 as compared to 2017.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $18.5 million of cash and cash equivalents and $20.4 million of restricted cash as of March 31, 2018.

On March 15, 2018 the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio.

The Company and the Operating Partnership previously entered into separate equity distribution agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of its common stock, $0.01 par value per share, and up to 1,000,000 shares of its 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (collectively, the “Shares”), through the Sales Agents, acting as agents or principals (the “ATM Program”). Pursuant to the Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the sales agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements. During the three month period ended March 31, 2018, we did not sell any Shares under the ATM Program.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, proceeds from our public offerings, including under our ATM Program, and borrowings under our mortgage loans and Unsecured Credit Facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured and unsecured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our Unsecured Credit Facility pending longer term financing.

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

Consolidated Indebtedness as of March 31, 2018

As of March 31, 2018, we had approximately $427.8 million of outstanding consolidated indebtedness, 100% of which is fixed rate debt. The following table sets forth information as of March 31, 2018 with respect to our outstanding indebtedness (in thousands).

Debt	March 31, 2018	Interest Rate as of March 31, 2018		Maturity
Unsecured Credit Facility (1)	$—	LIBOR +1.40	%(2)	March 2022
Midland Life Insurance (3)	88,186	4.34		May 2021
Mission City	47,000	3.78		November 2027
190 Office Center (4)	41,250	4.79		October 2025
SanTan (4)	35,100	4.56		March 2027
Intellicenter (4)	33,563	4.65		October 2025
FRP Collection (4)	30,030	3.85		September 2023
2525 McKinnon	27,000	4.24		April 2027
5090 N 40th St	22,000	3.92		January 2027
AmberGlen (4)	20,000	3.69		May 2027
Lake Vista Pointe (5)	18,281	4.28		August 2024
FRP Ingenuity Drive (5)(6)	17,000	4.44		December 2024
Plaza 25 (4)(5)	16,806	4.10		July 2025
Carillon Point (4)	16,587	3.50		October 2023
Central Fairwinds (4)	15,040	4.00		June 2024

Total	427,843

(1)	As of March 31, 2018 the Unsecured Credit Facility had $250 million authorized and undrawn. On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
(2)	As of March 31, 2018, the one month LIBOR rate was 1.88%.
(3)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(4)	The Company is subject to various debt covenants including debt service coverage ratios (“DSCR”) that under certain conditions must be maintained no less than 1.15x, 1.20x, 1.20x, 1.40x, 1.15x, 1.45x, 1.35x and 1.35x respectively for each of 190 Office Center, SanTan, Intellicenter, FRP Collection, AmberGlen, Plaza 25, Carillon Point and Central Fairwinds. The debt service coverage ratio covenants contained in the loan agreements for Plaza 25, which have not been met at March 31, 2018, allow for temporary relief from the DSCR test if certain conditions are met or prepayment of debt service occurs according to a specified schedule.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a DSCR of no less than 1.15x.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of March 31, 2018, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2018	2019-2020	2021-2022	More than 5 years
Principal payments on debt	$427,843	$3,070	$11,135	$92,882	$320,756
Interest payments	120,303	14,390	35,591	28,921	41,401
Tenant-related commitments(1)	13,632	8,059	5,573	—	—

Total	$561,778	$25,519	$52,299	$121,803	$362,157

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2018, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of March 31, 2018, approximately $427.8 million, or 100%, of our debt had fixed interest rates. A 10% increase in LIBOR would not impact our interest costs on debt outstanding as of March 31, 2018 but would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would not impact our interest costs on debt outstanding as of March 31, 2018 but would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2018.

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

Item 1A. Risk Factors

The following risk factor replaces the risk factor disclosed under a similar heading in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. Except as presented below, there have been no material changes from the risk factors set forth in such Annual Report.

Covenants in our Credit Agreement may cause us to fail to qualify as a REIT.

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Under our Credit Agreement, dated as of March 15, 2018, we are subject to various financial covenants that may inhibit our ability to make distributions to our stockholders. If we are unable to make distributions to our stockholders, we will not be able to make sufficient distributions to maintain our REIT status.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2018).

10.2	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2018).

10.3	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 2, 2018).

10.4	Credit Agreement dated as of March 15, 2018 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 21, 2018).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends †

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

†	Filed herewith.
*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: May 4, 2018

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2018

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)