Form 10-Q
period 2018-06-30
City Office REIT, Inc.
filed 2018-08-02
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 30, 2018 was 36,133,271.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	June 30, 2018	December 31, 2017
Assets
Real estate properties
Land	$188,110	$188,110
Building and improvement	581,792	534,473
Tenant improvement	62,796	53,427
Furniture, fixtures and equipment	315	291

	833,013	776,301
Accumulated depreciation	(60,507)	(48,234)

	772,506	728,067

Cash and cash equivalents	14,655	12,301
Restricted cash	17,957	22,713
Rents receivable, net	22,349	20,087
Deferred leasing costs, net	9,231	7,793
Acquired lease intangible assets, net	65,103	65,088
Prepaid expenses and other assets	5,538	2,013
Assets held for sale	—	38,427

Total Assets	$907,339	$896,489

Liabilities and Equity
Liabilities:
Debt	$479,610	$489,509
Accounts payable and accrued liabilities	15,938	17,605
Deferred rent	3,892	4,223
Tenant rent deposits	3,784	3,523
Acquired lease intangible liabilities, net	7,619	8,649
Dividend distributions payable	10,346	10,318
Liabilities related to assets held for sale	—	2,830

Total Liabilities	521,189	536,657

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 36,133,271 and 36,012,086 shares issued and outstanding	361	360
Additional paid-in capital	335,009	334,241
Accumulated deficit	(61,556)	(86,977)

Total Stockholders’ Equity	385,814	359,624
Non-controlling interests in properties	336	208

Total Equity	386,150	359,832

Total Liabilities and Equity	$907,339	$896,489

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$25,880	$21,635	$52,894	$43,948
Expense reimbursement	3,545	2,847	7,090	5,141
Other	811	675	1,786	1,466

Total Revenues	30,236	25,157	61,770	50,555

Operating Expenses:
Property operating expenses	11,748	10,674	23,374	20,284
General and administrative	1,966	1,597	3,943	3,790
Depreciation and amortization	11,771	9,148	23,665	19,646

Total Operating Expenses	25,485	21,419	50,982	43,720

Operating income	4,751	3,738	10,788	6,835
Interest Expense:
Contractual interest expense	(5,081)	(4,356)	(10,269)	(8,429)
Amortization of deferred financing costs	(354)	(331)	(986)	(655)

	(5,435)	(4,687)	(11,255)	(9,084)
Change in fair value of contingent consideration	—	2,000	—	2,000
Net gain on sale of real estate property	—	12,116	46,980	12,116

Net (loss)/income	(684)	13,167	46,513	11,867
Less:
Net income attributable to non-controlling interests in properties	(114)	(3,104)	(249)	(3,272)

Net (loss)/income attributable to the Company	(798)	10,063	46,264	8,595
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,701)

Net (loss)/income attributable to common stockholders	$(2,653)	$8,208	$42,554	$4,894

Net (loss)/income per common share:
Basic	$(0.07)	$0.27	$1.18	$0.16

Diluted	$(0.07)	$0.27	$1.17	$0.16

Weighted average common shares outstanding:
Basic	36,132	30,257	36,103	29,886

Diluted	36,132	30,563	36,452	30,186

Dividend distributions declared per common share	$0.235	$0.235	$0.470	$0.470

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non-controlling interests	Non- controlling interests in properties	Total equity
Balance – December 31, 2016	4,480	$112,000	24,382	$244	$195,566	$(53,608)	$254,202	$108	$1,749	$256,059
Conversion of OP units to shares	—	—	40	—	108	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	90	1	1,741	(71)	1,671	—	—	1,671
Net proceeds from sale of common stock	—	—	11,500	115	136,826	—	136,941	—	—	136,941
Common stock dividend distributions declared	—	—	—	—	—	(31,148)	(31,148)	—	—	(31,148)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,906)	(7,906)	—	—	(7,906)
Distributions	—	—	—	—	—	—	—	—	(4,943)	(4,943)
Net income	—	—	—	—	—	5,756	5,756	—	3,402	9,158

Balance – December 31, 2017	4,480	112,000	36,012	360	334,241	(86,977)	359,624	—	208	359,832
Restricted stock award grants and vesting	—	—	121	1	768	(151)	618	—	—	618
Common stock dividend distributions declared	—	—	—	—	—	(16,982)	(16,982)	—	—	(16,982)
Preferred stock dividend distributions declared	—	—	—	—	—	(3,710)	(3,710)	—	—	(3,710)
Contributions	—	—	—	—	—	—	—	—	43	43
Distributions	—	—	—	—	—	—	—	—	(164)	(164)
Net income	—	—	—	—	—	46,264	46,264	—	249	46,513

Balance – June 30, 2018	4,480	$112,000	36,133	$361	$335,009	$(61,556)	$385,814	$—	$336	$386,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$46,513	$11,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,665	19,646
Amortization of deferred financing costs	986	655
Amortization of above/below market leases	(140)	(77)
Increase in straight-line rent	(1,842)	(1,960)
Non-cash stock compensation	705	1,179
Earn-out termination payment	—	(2,400)
Net gain on sale of real estate property	(46,980)	(12,116)
Changes in non-cash working capital:
Rents receivable, net	(93)	(1,135)
Prepaid expenses and other assets	(3,034)	(26)
Accounts payable and accrued liabilities	(6,467)	(764)
Deferred rent	(2,042)	(2,620)
Tenant rent deposits	89	(313)

Net Cash Provided By Operating Activities	11,360	11,936

Cash Flows from/(to) Investing Activities:
Additions to real estate properties	(9,156)	(4,038)
Acquisition of real estate	(55,453)	(46,035)
Net proceeds from sale of real estate	84,839	16,993
Deferred leasing costs	(2,057)	(1,810)

Net Cash Provided By/(Used In) Investing Activities	18,173	(34,890)

Cash Flows (to)/from Financing Activities:
Proceeds from sale of common stock	—	67,991
Debt issuance and extinguishment costs	(1,942)	(753)
Proceeds from mortgage loans payable	—	119,340
Repayment of mortgage loans payable	(34,121)	(25,836)
Proceeds from credit facility	82,000	57,000
Repayment of credit facility	(57,000)	(109,500)
Shares withheld for payment of taxes on restricted stock unit vesting	(86)	—
Contributions from non-controlling interests in properties	43	—
Distributions to non-controlling interests in properties	(165)	(4,418)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(20,664)	(18,323)

Net Cash (Used In)/Provided By Financing Activities	(31,935)	85,501

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(2,402)	62,547
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	35,014	29,651

Cash, Cash Equivalents and Restricted Cash, End of Period	$32,612	$92,198

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	14,655	68,149
Restricted Cash, End of Period	17,957	24,049

Cash, Cash Equivalents and Restricted Cash, End of Period	$32,612	$92,198

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,962	$8,596
Purchases of additions in real estate properties included in accounts payable	$3,380	$677
Purchases of deferred leasing costs included in accounts payable	$158	$223

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

Effective January 1, 2018, the Company adopted FASB ASU 2016-18, Statement of Cash Flows: Restricted Cash, on a retrospective basis. The update required the statement of cash flows to explain the changes during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.

To be Adopted in Future Years

In February 2016, the FASB issued ASU 2016-02, Leases. The update amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. On July 30, 2018, the FASB released ASU 2018-11 which allows lessors to elect, as a practical expedient, to not separate lease and non-lease components and allow these components to be accounted for as a single lease component if both (i) the timing and pattern of transfer to the lessee of the lease component and the related non-lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, a company is permitted to use its effective date as the date of initial application. Therefore, a company electing this option will not restate comparative period financial information, will not make the new required lease disclosures in comparative periods beginning before the effective date and will recognize its cumulative effect transition adjustment as of the effective date. The Company is in the process of evaluating whether it will elect to apply the practical expedient. If the Company elects to apply the practical expedient we expect expense reimbursement that qualify as non-lease components will be presented under a single lease component. If the Company does not elect to apply the practical expedient we expect that certain non-lease components of expense reimbursement may be subject to ASC 606.

3. Real Estate Investments

Acquisitions

During the six months ended June 30, 2018 and 2017 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Pima Center	April 2018	100%
2525 McKinnon	January 2017	100%

Pima Center and 2525 McKinnon were accounted for as asset acquisitions.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2018 (in thousands):

Pima Center
Buildings and improvements	$42,235
Tenant improvements	2,898
Acquired intangible assets	10,691
Prepaid expenses and other assets	95
Accounts payable and other liabilities	(337)
Lease intangible liabilities	(129)

Total consideration	$55,453

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

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of June 30, 2018 and December 31, 2017 were comprised as follows (in thousands):

	Lease Intangible Assets					Lease Intangible Liabilities
June 30, 2018	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$9,862	$1,855	$71,309	$27,770	$110,796	$(10,998)	$(138)	$(11,136)
Accumulated amortization	(4,039)	(6)	(31,000)	(10,648)	(45,693)	3,483	34	3,517

	$5,823	$1,849	$40,309	$17,122	$65,103	$(7,515)	$(104)	$(7,619)

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2017	Above Market Leases	Below Market Ground Lease	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$9,082	$—	$71,426	$27,706	$108,214	$(11,608)	$(138)	$(11,746)
Accumulated amortization	(3,215)	—	(30,613)	(9,298)	(43,126)	3,065	32	3,097

	$5,867	$—	$40,813	$18,408	$65,088	$(8,543)	$(106)	$(8,649)

(1)	For the below market ground lease asset the Company is the lessee, whereas, for the below market ground lease liabilty the Company is the lessor.

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2018	$8,486
2019	16,140
2020	14,018
2021	10,953
2022	3,434
Thereafter	4,453

$57,484

5. Debt

The following table summarizes the indebtedness as of June 30, 2018 and December 31, 2017 (in thousands):

Property	June 30, 2018	December 31, 2017	Interest Rate as of June 30, 2018		Maturity
Unsecured Credit Facility (1)	$58,500	$—	LIBOR +1.40	%(2)	March 2022
Midland Life Insurance (3)	87,787	88,582	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
190 Office Center (4)	41,250	41,250	4.79		October 2025
SanTan (4)	34,962	35,100	4.56		March 2027
Intellicenter (4)	33,563	33,563	4.65		October 2025
FRP Collection (4)	29,884	30,174	3.85		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027
5090 N 40th St	22,000	22,000	3.92		January 2027
AmberGlen (4)	20,000	20,000	3.69		May 2027
Lake Vista Pointe (5)	18,203	18,358	4.28		August 2024
FRP Ingenuity Drive (5)(6)	17,000	17,000	4.44		December 2024
Plaza 25 (4)(5)	16,734	16,882	4.10		July 2025
Carillon Point (4)	16,501	16,671	3.50		October 2023
Central Fairwinds (4)	14,972	15,107	4.00		June 2024
Washington Group Plaza	—	32,290	—		—
Secured Credit Facility (1)	—	33,500	—		—

Total Principal	485,356	494,477
Deferred financing costs, net	(5,746)	(4,968)

Total	$479,610	$489,509

All interest rates are fixed interest rates with the exception of the unsecured credit facility (“Unsecured Credit Facility”) as explained in footnote 1 below.

(1)	As of June 30, 2018, the Unsecured Credit Facility had $250 million authorized and $58.5 million was drawn. On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
(2)	As of June 30, 2018, the one month LIBOR rate was 2.09%.
(3)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.
(4)	The Company is subject to various debt covenants including debt service coverage ratios (“DSCR”) that under certain conditions must be maintained no less than 1.15x, 1.20x, 1.20x, 1.40x, 1.15x, 1.45x, 1.35x and 1.35x respectively for each of 190 Office Center, SanTan, Intellicenter, FRP Collection, AmberGlen, Plaza 25, Carillon Point and Central Fairwinds. The DSCR covenant contained in the loan agreements for Plaza 25, allows for the posting of additional collateral reserves in the event the test is not met. As at June 30, 2018, the covenant was not met and thus the Company has posted all required collateral reserves and is not subject to the test while those reserves are held.
(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a DSCR of no less than 1.15x.

The scheduled principal repayments of debt as of June 30, 2018 are as follows (in thousands):

2018	$60,589
2019	5,049
2020	6,091
2021	88,110
2022	4,772
Thereafter	320,745

$485,356

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of June 30, 2018 and December 31, 2017, the Company did not have any hedges or derivatives.

Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $417.4 million and $462.3 million as of June 30, 2018 and December 31, 2017, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreement

For the six months ended June 30, 2018 and 2017, the Company earned $0.4 million and $0.6 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (“Second City”).

Earn-Out Payment

For the six months ended June 30, 2017, the Company paid $2.4 million to Second City to terminate the Company’s earn-out payment obligation under the Termination and Mutual Release Agreement.

8. Future Minimum Rent Schedule

Future minimum lease payments to be received as of June 30, 2018 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2018	49,021
2019	92,328
2020	81,055
2021	70,733
2022	54,263
Thereafter	103,646

$451,046

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Ten state government tenants currently have the exercisable right to terminate their leases if the applicable state legislature does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 11.4% of the Company’s total future minimum lease payments as of June 30, 2018.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2018 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Common Stock and Common Unit Distributions

On June 15, 2018, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended June 30, 2018. The dividend was paid subsequent to quarter end on July 25, 2018 to common stockholders and common unitholders of record as of July 11, 2018 for an aggregate of $8.5 million.

Preferred Stock Distributions

On June 15, 2018 the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per share for an aggregate amount of $1.9 million. The dividend was paid subsequent to quarter end on July 25, 2018.

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

During the six months ended June 30, 2018, 156,375 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive employees with a fair value of $1.9 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the six months ended June 30, 2018 the Company recognized net compensation expense of $0.7 million related to the RSUs.

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

11. Subsequent Events

On July 9, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired a 272,000 square foot property in Denver, Colorado for $59.8 million.

On July 31, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired a 163,000 square foot property in Phoenix, Arizona for $51.0 million.

On August 1, 2018, the Company entered into an agreement with Second City Capital Partners II, Limited Partnership whereby Second City agreed to sell its seven percent minority interest in Central Fairwinds Limited Partnership to the Company for $1.1 million.

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

Revenue Base

As of June 30, 2018, we owned 22 properties comprised of 46 office buildings with a total of approximately 4.9 million square feet of net rentable area (“NRA”). As of June 30, 2018, our properties were approximately 89.6% occupied.

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

Our Properties

As of June 30, 2018, we owned 22 office complexes comprised of 46 office buildings with a total of approximately 4.9 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego and Tampa. The following table presents an overview of our portfolio as of June 30, 2018 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2) ($000s)
Tampa, FL (21.2% of NRA)	Park Tower	94.8%	470	85.0%	$24.03	$24.03	$9,599
	City Center	95.0%	241	98.5%	$24.96	$24.96	$5,930
	Intellicenter	100.0%	204	100.0%	$23.36	$23.36	$4,754
	Carillon Point	100.0%	124	100.0%	$27.36	$27.36	$3,398
Denver, CO (19.7%)	Cherry Creek	100.0%	356	100.0%	$18.10	$18.10	$6,438
	Plaza 25	100.0%	196	59.8%	$20.14	$20.14	$2,359
	DTC Crossroads	100.0%	189	71.7%	$25.12	$25.12	$3,407
	Superior Pointe	100.0%	151	92.1%	$16.88	$28.88	$2,342
	Logan Tower	100.0%	71	76.9%	$20.33	$20.33	$1,105
San Diego, CA (13.7%)	Sorrento Mesa	100.0%	385	76.2%	$24.04	$29.04	$7,041
	Mission City	100.0%	286	88.3%	$34.38	$34.38	$8,680
Phoenix, AZ (17.9%)	Pima Center	100.0%	272	99.4%	$26.70	$26.70	$7,214
	SanTan	100.0%	267	98.6%	$27.13	$27.13	$7,131
	5090 N 40th St	100.0%	175	92.4%	$28.62	$28.62	$4,622
	Papago Tech	100.0%	163	98.0%	$20.17	$20.17	$3,219
Dallas, TX (11.8%)	190 Office Center	100.0%	303	88.9%	$24.64	$24.64	$6,645
	Lake Vista Pointe	100.0%	163	100.0%	$15.50	$23.50	$2,532
	2525 McKinnon	100.0%	111	93.0%	$27.01	$42.32	$2,795
Orlando, FL (11.6%)	FRP Collection	95.0%	272	75.5%	$25.19	$27.12	$5,165
	Central Fairwinds	90.0%	168	95.6%	$24.31	$24.31	$3,908
	FRP Ingenuity Drive	100.0%	125	100.0%	$21.00	$29.00	$2,615
Portland, OR (4.1%)	AmberGlen	76.0%	201	94.8%	$19.99	$22.64	$3,813
Total / Weighted Average—June 30, 2018 (3)			4,893	89.6%	$23.89	$25.69	$104,712

(1)	For Superior Pointe, FRP Ingenuity Drive, Lake Vista Pointe, and Sorrento Mesa the annualized base rent per square foot on a triple net basis was increased by $12, $8, $8, and $5 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7 on a pro rata basis. FRP Collection has net leases for three tenants which have been grossed up by $8 on a pro-rata basis. 2525 McKinnon has net leases for nine tenants which have been grossed up by $16 on a pro-rata basis.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2018 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 to June 30, 2017

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $5.0 million, or 20%, to $30.2 million for the three months ended June 30, 2018 compared to $25.2 million in the corresponding period in 2017. $2.3 million of this increase was attributed to the acquisition of Mission City in September 2017, $2.3 million from the acquisition of Sorrento Mesa in September 2017, $1.0 million from the acquisition of Papago Tech in October 2017 and $1.8 million from the acquisition of Pima Center in April 2018. Offsetting these increases AmberGlen decreased by $0.1 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $2.3 million due to the sale of the property in March 2018. The remaining properties’ revenues were relatively unchanged in comparison to three months ended June 30, 2017.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $4.3 million, or 20%, to $25.9 million for the three months ended June 30, 2018 compared to $21.6 million for the three months ended June 30, 2017. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Mission City, Sorrento Mesa, Papago Tech and Pima Center contributed an additional $2.0 million, $1.9 million, $0.9 million, and $1.7 million in rental income, respectively, to the 2018 period rental income. AmberGlen decreased by $0.1 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $2.1 million due to the sale of that property in March 2018.

Expense Reimbursement. Total expense reimbursement increased $0.7 million, or 25%, to $3.5 million for the three month period ended June 30, 2018 compared to $2.8 million for the same period in 2017, primarily due to the acquisition of the Mission City, Sorrento Mesa, Papago Tech and Pima Center properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.1 million, or 20%, to $0.8 million for the three month period ended June 30, 2018 compared to $0.7 million for the same period in 2017. Nominal other income was generated by City Center, Central Fairwinds, Logan Tower, DTC Crossroads, 5090 N 40th St, SanTan, 2525 McKinnon, Park Tower, Mission City and Sorrento Mesa with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $4.1 million, or 19%, to $25.5 million for the three months ended June 30, 2018, from $21.4 million for the same period in 2017, primarily due to acquisitions described above. Total operating expenses increased by $2.1 million, $1.8 million, $0.7 million, and $1.7 million, respectively, from the acquisitions of Mission City, Sorrento Mesa, Papago Tech and Pima Center properties. Washington Group Plaza operating expenses decreased by $1.2 million due to its sale in

March 2018. AmberGlen decreased by $0.1 million primarily due to the sale of two of the five buildings in the complex in May 2017. The remaining operating expenses aggregated to an overall $0.9 million decrease in comparison to the prior year primarily related to a decrease in depreciation at 190 Center and FRP Collection.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.0 million, or 10%, to $11.7 million for the three months ended June 30, 2018 from $10.7 million for the same period in 2017. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Mission City, Sorrento Mesa, Papago Tech and Pima Center contributed an additional $1.0 million, $0.6 million, $0.3 million, and $0.6 million in additional property operating expenses, respectively. AmberGlen decreased by $0.1 million primarily due to the sale of two of the five buildings in the complex in May 2017, and Washington Group Plaza decreased by $1.2 million due to the sale of that property in March 2018. The remaining property operating expenses aggregate to an overall $0.2 million decrease in comparison to the prior year.

General and Administrative. General and administrative expenses comprise of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.4 million, or 23%, to $2.0 million for the three month period ended June 30, 2018 compared to $1.6 million for the same period in 2017. The increase was primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $2.7 million, or 29%, to $11.8 million for the three month period ended June 30, 2018 compared to $9.1 million for the same period in 2017, primarily due to the addition of the Mission City, Sorrento Mesa, Papago Tech and Pima Center properties offset by a decrease at Washington Group Plaza and AmberGlen due to the sale of those properties.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $0.7 million, or 16%, to $5.4 million for the three month period ended June 30, 2018, compared to $4.7 million for the corresponding period in 2017. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Mission City property level debt increased by $0.4 million, and the interest on the line of credit increased by $0.6 million as a result of acquisitions funded by that facility. These increases were offset by a $0.3 million decrease in the Washington Group Plaza debt as a result of the sale of that building and the extinguishment of its’ property level debt.

Net Gain on the Sale of Real Estate Property. In the prior year, net gain on the sale of real estate property relates to the sale of 2 buildings in our AmberGlen complex in May 2017.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $11.2 million, or 22%, to $61.8 million for the six months ended June 30, 2018 compared to $50.6 million in the corresponding period in 2017. $0.2 million of this increase was attributed to the acquisition of 2525 McKinnon in January 2017, $4.7 million from the acquisition of Mission City in September 2017, $5.8 million from the acquisition of Sorrento Mesa in September 2017, $1.9 million from the acquisition of Papago Tech in October 2017 and $1.9 million from the acquisition of Pima Center in April 2018. Offsetting these increases AmberGlen decreased by $0.7 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $2.6 million due to the sale of the property in March 2018. The remaining properties’ revenues were relatively unchanged in comparison to six months ended June 30, 2017.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $9.0 million, or 20%, to $52.9 million for the six months ended June 30, 2018 compared to $43.9 million for the six months ended June 30, 2017. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Mission City, Sorrento Mesa, Papago Tech and Pima Center contributed an additional $4.0 million, $5.0 million, $1.7 million and $1.6 million in rental income, respectively, to the 2018 period rental income. AmberGlen decreased by $0.6 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $2.7 million due to the sale of that property in March 2018.

Expense Reimbursement. Total expense reimbursement increased $2.0 million, or 38%, to $7.1 million for the six month period ended June 30, 2018 compared to $5.1 million for the same period in 2017, primarily due to the acquisition of the 2525 McKinnon, Mission City, Sorrento Mesa, Papago Tech and Pima Center properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.3 million, or 22%, to $1.8 million for the six month period ended June 30, 2018 compared to $1.5 million for the same period in 2017. The increase can be attributed to the net proceeds of an auction of a former tenant’s equipment at FRP Collection which vacated unexpectedly late in 2017. Nominal other income was also generated by City Center, Central Fairwinds, Logan Tower, DTC Crossroads, 5090 N 40th St, SanTan, 2525 McKinnon, Park Tower, Mission City and Sorrento Mesa with the largest contribution from City Center and Park Tower parking income.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $7.3 million, or 17%, to $51.0 million for the six months ended June 30, 2018, from $43.7 million for the same period in 2017, primarily due to acquisitions described above. Total operating expenses increased by $4.3 million, $4.3 million, $1.3 million, and $1.7 million, respectively, from the acquisitions of Mission City, Sorrento Mesa, Papago Tech and Pima Center properties. AmberGlen decreased by $0.5 million primarily due to the sale of two of the five buildings in the complex in May 2017. Washington Group Plaza operating expenses decreased by $2.5 million due to its sale in March 2018. The remaining operating expenses aggregated to an overall $1.3 million decrease in comparison to the prior year primarily related to a decrease in depreciation at 190 Center and FRP Collection.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $3.1 million, or 15%, to $23.4 million for the six months ended June 30, 2018 from $20.3 million for the same period in 2017. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Mission City, Sorrento Mesa, Papago Tech and Pima Center contributed an additional $1.9 million, $1.1 million, $0.5 million, and $0.6 million in additional property operating expenses, respectively. AmberGlen decreased by $0.3 million primarily due to the sale of two of the five buildings in the complex in May 2017, and Washington Group Plaza decreased by $1.3 million due to the sale of that property in March 2018. The remaining property operating expenses aggregate to an overall $0.6 million increase in comparison to the prior year.

General and Administrative. General and administrative expenses comprise of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.1 million, or 4%, to $3.9 million for the six month period ended June 30, 2018 compared to $3.8 million for the same period in 2017. The increase was primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $4.1 million, or 20%, to $23.7 million for the six month period ended June 30, 2018 compared to $19.6 million for the same period in 2017, primarily due to the addition of the 2525 McKinnon, Mission City, Sorrento Mesa, Papago Tech and Pima Center properties offset by a decrease at Washington Group Plaza and AmberGlen due to the sale of those properties. The remaining decrease primarily relates to a decrease in depreciation at 190 Center and FRP Collection.

Other Expense (Income)

Interest Expense, Net. Interest expense increased $2.2 million, or 24%, to $11.3 million for the six month period ended June 30, 2018, compared to $9.1 million for the corresponding period in 2017. The increase was primarily due to interest expense related to acquisitions. Interest expense for the 2525 McKinnon and Mission City property level debt increased by $0.2 million and $0.9 million, respectively, as well as interest on the line of credit which increased by $1.3 million as a result of acquisitions funded by that facility. A new mortgage placed on Central Fairwinds in June 2017 also increased interest expense by a further $0.2 million over the prior year. These increases were offset by a $0.4 million decrease in the Washington Group Plaza debt as a result of the sale of that building and the extinguishment of its property level debt.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of our Washington Group Plaza property in March 2018. In the prior year, amounts relate to the sale of 2 buildings in our AmberGlen complex in May 2017.

Cash Flows

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

Cash, cash equivalents and restricted cash were $32.6 million and $92.2 million as of June 30, 2018 and June 30, 2017, respectively.

Cash flow from operating activities. Net cash provided by operating activities decreased by $0.5 million to $11.4 million for the six months ended June 30, 2018 compared to $11.9 million for the same period in 2017. The decrease was attributable to changes in working capital predominantly due to the sale of Washington Group Plaza, offset by the earn-out termination payment which occurred in 2017 but not 2018 and increased operating cash flows from acquisitions.

Cash flow from investing activities. Net cash provided by investing activities increased by $53.1 million to $18.2 million for the six months ended June 30, 2018 compared to $34.9 million used in investing activities for the same period in 2017. The increase was primarily due to proceeds from the disposition of the Washington Group Plaza property offset by the acquisition of Pima Center.

Cash flow to financing activities. Net cash used in financing activities increased by $117.4 million to $31.9 million for the six months ended June 30, 2018 compared to $85.5 million provided by the same period in 2017. Cash flow used in financing activities increased primarily due to proceeds from a public offering of our common stock and a new mortgage which both occurred in 2017 but not 2018. Borrowings on the Unsecured Credit Facility were also higher in 2018.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $14.7 million of cash and cash equivalents and $18.0 million of restricted cash as of June 30, 2018.

On March 15, 2018 the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of June 30, 2018, we had approximately $58.5 million outstanding under our Unsecured Credit Facility.

The Company and the Operating Partnership previously entered into separate equity distribution agreements (the “Sales Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of its common stock, $0.01 par value per share, and up to 1,000,000 shares of its 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share

(collectively, the “Shares”), through the Sales Agents, acting as agents or principals (the “ATM Program”). Pursuant to the Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the sales agreements. The Company has no obligation to sell any of the Shares under the Sales Agreements and may at any time suspend solicitations and offers under, or terminate, the Sales Agreements. During the six month period ended June 30, 2018, we did not sell any Shares under the ATM Program.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of June 30, 2018, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	2018	2019-2020	2021-2022	More than 5 years
Principal payments on debt	$485,356	$60,589	$11,140	$92,882	$320,745
Interest payments	115,036	9,137	35,586	28,921	41,392
Tenant-related commitments(1)	10,464	8,271	1,582	611	—

Total	$610,856	$77,997	$48,308	$122,414	$362,137

(1)	Consists principally of commitments for tenant improvements.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2018, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of June 30, 2018, approximately $426.9 million, or 88.0%, of our debt had fixed interest rates and approximately $58.5 million, or 12.0%, had variable interest rates. A 10% increase in LIBOR would increase our interest costs by approximately $0.1 million on debt outstanding as of June 30, 2018, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would decrease our interest costs by approximately $0.1 million on debt outstanding as of June 30, 2018, and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2018.

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

Date: August 2, 2018

	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2018

	By:	/s/ Anthony Maretic
Anthony Maretic
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)