Form 10-K
period 2018-12-31
City Office REIT, Inc.
filed 2019-02-27
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland	98-1141883
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

666 Burrard Street

Suite 3210

Vancouver, BC

V6C 2X8

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filter	☐	Accelerated filter	☒
Non-accelerated filter	☐	Smaller reporting company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $455.0 million, based on the closing sales price of $12.83 per share as reported on the New York Stock Exchange.

As of February 21, 2019, the registrant had 39,544,705 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Overview

We are an internally-managed corporation organized in the state of Maryland on November 26, 2013 focused on acquiring, owning and operating high-quality office properties located in “18-hour cities” in the Southern and Western United States. Our target markets possess a number of attractive demographic and employment characteristics that we believe will lead to capital appreciation and growth in rental income at our properties. Our senior management team has extensive industry relationships and a proven track record in executing this strategy, which we believe provides a competitive advantage to our stockholders. We have elected, and intend to continue to qualify, to be taxed as a REIT for U.S. federal income tax purposes.

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

At December 31, 2018, we owned 64 office buildings with a total of approximately 5.7 million square feet of net rentable area (“NRA”) in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego and Tampa. We believe that our properties are high quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant base, including federal and state governmental agencies and national and regional businesses. As of December 31, 2018, our portfolio was approximately 90.4% leased. Our properties also have a stable, long-term tenancy profile and our occupied and committed leases have staggered expirations and a weighted average remaining lease term to maturity of 4.6 years at December 31, 2018. The majority of our leases are full service gross leases pursuant to which our tenants reimburse us for operating expenses, property taxes and insurance in excess of a base amount. This structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income.

For further information on our target markets and the composition of our tenant base, see “Item 2—Properties.”

As of December 31, 2018, we had 18 full-time employees. We believe that our relations with our employees are satisfactory.

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

Acquire Properties in Our Target Markets: We seek to expand our portfolio through acquisitions of office properties primarily located in our target 18-hour cities. We believe that current economic conditions and relatively low levels of competition from institutional buyers have created attractive investment opportunities for the acquisition of office properties in our target markets as compared to gateway markets. We also use our management team’s market-specific knowledge as well as the expertise of our local real estate operators and our investment partners to identify acquisitions that we believe offer cash flow stability and value enhancement.

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

Lease Currently Vacant Space: As of December 31, 2018, the weighted average in place occupancy rate of our properties was approximately 90.4%, and approximately 91.5% when excluding assets under contract for sale, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe that our properties compete for tenants with other landlords that are capital constrained and may not be able to enhance their buildings’ appeal through capital investments or offer tenants attractive tenant improvement packages.

Implement Improvements and Cost-Saving Initiatives: We actively pursue cost reduction initiatives, such as eliminating redundant or unnecessary expenses and engaging property tax appeal specialists to lower property tax costs, and make an ongoing effort to increase expense recoveries from tenants on new and renewed leases.

2018 Highlights

•	In 2018, we completed approximately $260.1 million of property acquisitions, including 20 office buildings containing an aggregate of approximately 1.0 million square feet of net rentable area.

•	In March 2018, we completed the sale of Washington Group Plaza in Boise, Idaho for a sales price of $86.5 million, representing a net gain on sale of $47.0 million, net of costs.

•	In 2018, we declared and paid an aggregate of $0.94 of dividends per share of common stock.

•	In 2018, we issued 3,410,802 shares of common stock pursuant to the Company’s at-the-market (“ATM”) program, resulting in gross proceeds to us of approximately $43.6 million.

•

We replaced our secured credit facility (the “Secured Credit Facility”) with a new, larger unsecured revolving credit facility that has an authorized amount of $250 million with an accordion feature allowing for potential borrowing capacity of up to $500 million (the “Unsecured Credit Facility”).

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

Segment and Geographic Financial Information

During 2018, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cityofficereit.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors are also available on our website at www.cityofficereit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 3210-666 Burrard Street, Vancouver, British Columbia, V6C 2X8. Our telephone number is +1 (604) 806-3366. The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

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

As of December 31, 2018, approximately 28.2% of the base rental revenue of our properties was derived from our ten largest tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could seriously harm our results of operations.

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

Covenants in the Credit Agreement for our Unsecured Credit Facility may cause us to fail to qualify as a REIT.

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

Our total consolidated principal indebtedness, as of December 31, 2018, was approximately $651.4 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flows, market price of our common stock and preferred stock and ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirements necessary to maintain our qualification as a REIT.

We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.

As of December 31, 2018, our principal indebtedness represented approximately 59.2% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or City Office REIT Operating Partnership, L.P. (our “Operating Partnership”) may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our securities.

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

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

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

As of December 31, 2018, we owned seven properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal

Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

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

Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 13.3% of the base rental revenue from our properties as of December 31, 2018, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

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

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders, including individuals, trusts and estates, is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the market price of our capital stock.

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

We may face risks in connection with like-kind exchanges pursuant to section 1031 of the Code (“Section 1031 Exchanges”).

From time to time, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. Moreover, for exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date, section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any qualified REIT subsidiary or TRS of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of our assets can be represented by debt of “publicly offered” REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing status as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares of capital stock.

At any time, the U.S. federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. The Tax Cuts and Jobs Act (“TCJA”) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future changes on REITs and their stockholders. We and our stockholders could be adversely affected by any change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

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

At December 31, 2018, approximately 8.2%, 11.2% and 15.7% of our annualized base rent is scheduled to expire in 2019, 2020, and 2021 respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we owned 26 office complexes comprised of 64 office buildings with a total of approximately 5.7 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego and Tampa. The following table presents an overview of our portfolio as of December 31, 2018.

Metropolitan Area	Property	Economic Interest	NRA (000s SF)	In Place Occupancy	Annualized Base Rent per SF	Annualized Gross Rent per SF1	Annualized Base Rent[2] (000s)
Phoenix, AZ (21.4%)	Pima Center	100.0%	272	99.4%	$26.91	$26.91	$7,272
	SanTan	100.0%	267	98.6%	$27.49	$27.49	$7,223
	5090 N 40th St	100.0%	175	94.0%	$28.94	$28.94	$4,752
	Camelback Square	100.0%	173	81.1%	$28.47	$28.47	$3,999
	The Quad	100.0%	163	100.0%	$27.49	$27.74	$4,481
	Papago Tech	100.0%	163	100.0%	$21.28	$21.28	$3,463
Denver, CO (18.4%)	Cherry Creek	100.0%	356	100.0%	$18.53	$18.53	$6,591
	Circle Point	100.0%	272	93.4%	$17.31	$30.21	$4,397
	DTC Crossroads	100.0%	189	53.7%	$26.07	$26.07	$2,648
	Superior Pointe	100.0%	151	92.8%	$16.97	$28.97	$2,379
	Logan Tower	100.0%	71	73.0%	$20.49	$20.49	$1,057
Tampa, FL (18.4%)	Park Tower	94.8%	471	90.4%	$24.27	$24.27	$10,326
	City Center	95.0%	241	95.8%	$25.31	$25.31	$5,853
	Intellicenter	100.0%	204	100.0%	$23.44	$23.44	$4,771
	Carillon Point	100.0%	124	100.0%	$27.52	$27.52	$3,418
Orlando, FL (12.7%)	FRP Collection	95.0%	272	80.0%	$25.00	$26.82	$5,436
	Central Fairwinds	97.0%	168	95.8%	$24.72	$24.72	$3,985
	Greenwood Blvd	100.0%	155	100.0%	$22.25	$22.25	$3,450
	FRP Ingenuity Drive	100.0%	125	100.0%	$21.50	$29.50	$2,677
San Diego, CA (11.9%)	Sorrento Mesa	100.0%	385	76.2%	$24.18	$30.18	$7,082
	Mission City	100.0%	286	92.5%	$34.81	$34.81	$9,201
Dallas, TX (10.2%)	190 Office Center	100.0%	303	88.9%	$24.67	$24.67	$6,653
	Lake Vista Pointe	100.0%	163	100.0%	$15.50	$23.50	$2,532
	2525 McKinnon	100.0%	111	93.0%	$27.12	$43.39	$2,807
Portland, OR (3.6%)	AmberGlen	76.0%	201	96.9%	$19.95	$22.55	$3,889

Total / Weighted Average—Excluding Assets Held For Sale³			5,461	91.5%	$24.08	$26.41	$120,342

Denver, CO (3.4%)	Plaza 25	100.0%	196	59.8%	$20.87	$20.87	$2,444

Total / Weighted Average—December 31, 2018³			5,657	90.4%	$24.01	$26.28	$122,786

(1)

For Superior Pointe, FRP Ingenuity Drive, Lake Vista Pointe, and Sorrento Mesa the annualized base rent per square foot on a triple net basis was increased by $12, $8, $8, and $6 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed-up by $7 on a pro rata basis. FRP Collection has net leases for four tenants which have been grossed up by $9 on a pro-rata basis. 2525 McKinnon has net leases for nine tenants which have been grossed up by $17 on a pro-rata basis. Circle Point has net leases for fourteen tenants which have been grossed up by $13 on a pro-rata basis. The Quad has one tenant with a net lease, which has been grossed up by $8 on a pro-rata basis.

(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2018 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Lease Maturity Profile

The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.

Lease Maturity Schedule(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2018
(2)	1.4% represents the leases under contract but not yet in-occupancy as of December 31, 2018

The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2018, plus available space, for each of the calendar years ending December 31, 2019 to December 31, 2028, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.6 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of NRA	Annualized Base Rent(1) (000s)	Percentage of Total Properties Rent	Annualized Rent per Leased Square Foot Expiring(2)	Annualized Base Rent (including Rent Abatement at Dec 31, 2018)	Annualized Rent per Leased Square Foot Expiring (Including Rent Abatement at Dec 31, 2018)
Vacant	—	459	8.2%	—	—	—	—	—
Contracted	—	81	1.4%	—	—	—	—	—
2019	63	394	7.0%	10,071	8.2%	25.56	9,973	25.31
2020	55	540	9.5%	13,711	11.2%	25.39	13,711	25.39
2021	66	821	14.5%	19,319	15.7%	23.53	18,864	22.98
2022	51	721	12.7%	18,109	14.7%	25.12	17,293	23.98
2023	50	708	12.5%	18,317	14.9%	25.87	16,826	23.77
2024	30	436	7.7%	10,453	8.5%	23.97	9,894	22.69
2025	18	267	4.7%	6,275	5.1%	23.50	5,832	21.84
2026	13	731	12.9%	15,639	12.7%	21.39	15,385	21.05
2027	1	155	2.7%	3,558	2.9%	22.95	3,558	22.95
2028 & Thereafter	13	344	6.2%	7,334	6.1%	21.32	6,801	19.77

Total /Weighted Average	360	5,657	100.0%	$122,786	100.0%	$24.01	$118,137	$23.09

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month of December 31, 2018, by (ii) 12
(2)	Annualized rent per leased square foot expiring reflects rental payments for the month of December 31, 2018, multiplied by 12 and divided by the NRA of expiring lease

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

On February 21, 2019, the closing sale price of our common stock on the NYSE was $12.05. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. On February 21, 2019, we had 54 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. See “Distribution Policy.”

Stock Performance Graph

The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders during the period April 21, 2014, the date our common stock began trading on the NYSE, through December 31, 2018, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on April 21, 2014. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

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

We had no business operations prior to completion of our initial public offering, or IPO, which closed on April 21, 2014, and the related formation transactions. As a result, the summary historical consolidated and combined financial and operating data as of December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from our audited financial statements subsequent to our IPO and our audited historical financial statements of our accounting predecessor prior to our IPO. In 2016, we adopted ASU 2015-3, Simplifying the Presentation of Debt Insurance Costs, and retrospectively reclassified debt issuance costs from deferred financing costs, net, to long term debt. In 2018, the Company adopted FASB ASU 2016-18, Statement of Cash Flows: Restricted Cash, and retrospectively adjusted cash flows from financing activities to exclude the change in restricted cash as the new standard now requires the statement of cash flows to explain the changes during the period in the total of cash, cash equivalents, and restricted cash. In 2018, the Company also adopted FASB ASU 2016-15, Statement of Cash Flow: Classification of Certain Cash Receipts and Cash Payments, and retrospectively reclassified debt prepayment costs to cash flows from financing activities.

Our accounting predecessor was not a legal entity, but rather a combination of certain real estate entities. The historical financial data of our accounting predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the initial public offering.

City Office REIT, Inc. and Predecessor

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data Revenues:
Rental income	$110,076	$92,357	$63,702	$48,009	$33,236
Expense reimbursement	15,906	11,164	7,140	5,808	2,869
Other	3,502	2,966	1,619	1,235	791

Total Revenues	129,484	106,487	72,461	55,052	36,896

Operating Expenses:
Property operating expenses	49,872	42,886	28,305	20,420	14,332
General and administrative	8,137	6,792	6,429	3,728	2,405
Base management fee	—	—	109	1,302	682
External advisor acquisition	—	—	7,045	492	—
Acquisition costs	—	—	692	2,959	2,133
Depreciation and amortization	52,352	41,594	30,178	21,624	14,729
Impairment of Real Estate	3,497	—	—	—	—

Total Operating Expenses	113,858	91,272	72,758	50,525	34,281

Operating income/(loss)	15,626	15,215	(297)	4,527	2,615
Interest expense	(23,937)	(20,173)	(14,761)	(11,353)	(10,952)
Change in fair value of earn-out	—	—	(500)	(841)	(1,048)
Change in fair value of contingent consideration	—	2,000	—	—	—
Gain on equity investment	—	—	—	—	4,475
Net gain on sale of real estate property	46,980	12,116	15,934	—	—

Net income/(loss)	38,669	9,158	376	(7,667)	(4,910)

Less:
Net income attributable to non-controlling interests in properties	(501)	(3,402)	(354)	(500)	(82)
Net income attributable to Predecessor	—	—	—	—	(1,973)
Net (income)/loss attributable to Operating Partnership unitholders’ non-controlling interests	—	—	(865)	1,576	1,955

Net income/(loss) attributable to the Company	38,168	5,756	(843)	(6,591)	(5,010)
Preferred stock distributions	(7,420)	(7,411)	(1,781)	—	—

Net income/(loss) attributable to common stockholders	$30,748	$ (1,655)	$(2,624)	$(6,591)	$(5,010)

Net income/(loss) per common share—basic	$0.82	$(0.05)	$(0.13)	$(0.53)	$(0.59)
Dividend distributions declared per common share	$0.94	$0.94	$0.94	$0.94	$0.65

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (as of end of period):
Real estate properties, net of accumulated depreciation	$935,163	$728,067	$550,324	$354,880	$211,828
Total assets	1,100,431	896,489	661,494	440,207	298,605
Debt	645,354	489,509	370,057	341,278	187,039
Total liabilities	702,054	536,657	405,435	366,487	207,370
Stockholders’ and predecessor equity	397,413	359,624	254,202	66,845	80,111
Operating Partnership unitholders’ non-controlling interests	—	—	108	8,550	11,878
Non-controlling interest in properties	964	208	1,749	(675)	(745)
Total equity	398,377	359,832	256,059	73,720	91,235
Other Data
Cash flows from/(to)
Operating activities	$42,187	$36,553	$19,147	$14,163	$7,787
Investing activities	(197,309)	(243,298)	(216,235)	(175,471)	(94,580)
Financing activities	153,253	212,108	203,425	138,667	118,252

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of the City Office REIT, Inc. for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

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

On April 5, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of Pima Center, a 271,782 square foot Class A multi-tenant property in Phoenix, Arizona for $56.5 million.

On July 9, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of Circle Point, a 271,528 square foot property in Denver, Colorado for $59.8 million.

On July 31, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of The Quad, a 162,902 square foot property in Phoenix, Arizona for $51.0 million.

On August 1, 2018, the Company entered into an agreement with Second City whereby Second City agreed to sell its seven percent minority interest in Central Fairwinds Limited Partnership to the Company for $1.1 million.

On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Amendments”) to the equity distribution agreements (the “Original Agreements” and, as amended by the Amendments, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp., (collectively, the “Sales Agents”). Pursuant to the terms of the Agreements, the Company may issue and sell from time to time, up to 8,000,000 shares of the Company’s common stock, $0.01 par value per share and up to 1,000,000 shares of the Company’s 6.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” and together with the Common Stock, the “Shares”) through the Sales Agents, acting as agents or principals (the “ATM Program”).

On December 20, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of a land parcel in Denver, Colorado for $5.1 million.

On December 27, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of Greenwood Boulevard (“Greenwood Blvd”), a 155,048 square foot property in Orlando, Florida for $34.5 million.

On December 28, 2018, the Company, through a wholly-owned subsidiary of the Operating Partnership, closed on the acquisition of Camelback Square, a 173,206 square foot property in Phoenix, Arizona for $53.2 million.

During the year ended December 31, 2018, the Company issued 3,410,802 shares of common stock under the ATM Program. The Company raised $43.6 million in gross proceeds, resulting in net proceeds to us of approximately $42.9 million after deducting sales commissions and offering expenses.

Indebtedness

On August 20, 2018, the Company closed on a $39.7 million loan secured by a first mortgage lien on the Circle Point property in Denver, Colorado. The loan matures in September 2028. Interest is payable at a fixed rate of 4.49% per annum.

On August 23, 2018, the Company closed on a modification agreement providing an additional $3.1 million loan secured by a first mortgage lien on the Central Fairwinds property in Orlando, Florida. The modification has the same maturity as the original agreement of June 2024. Interest payable has remained the same at a fixed rate of 4.00% per annum.

On August 30, 2018, the Company closed on a $30.6 million loan secured by a first mortgage lien on The Quad property in Phoenix, Arizona. The loan matures in September 2028. Interest is payable at a fixed rate of 4.20% per annum.

On December 28, 2018, the Company closed on a $22.4 million loan secured by a first mortgage lien on the Greenwood Blvd property in Orlando, Florida. The loan matures December 2025. Interest is payable at a fixed rate of 4.60% per annum.

For additional information regarding these mortgage loans and the Unsecured Credit Facility, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of December 31, 2018, we owned 26 properties comprised of 64 office buildings with a total of approximately 5.7 million square feet of NRA. As of December 31, 2018, our properties were approximately 90.4% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in the Lake Vista Pointe, FRP Ingenuity Drive, Sorrento Mesa and Superior Pointe properties have triple net leases. Certain tenants at AmberGlen, FRP Collection, 2525 McKinnon, Circle Point and The Quad have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

To be Adopted in Future Years

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update No. 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Upon adoption of the new standard on January 1, 2019, the Company expects to elect the following practical expedients:

•

Transition method practical expedient—permits the Company to use the effective date as the date of initial application. Consequently, financial information and disclosures for periods before January 1, 2019 will not be updated.

•	Package of practical expedients—permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs.

•	Single component practical expedient—permits the Company to not separate lease and non-lease components of leases.

•	Short-term lease practical expedient—for operating leases with a term equal to or less than 12 months, permits the Company to not recognize right-of-use (“ROU”) assets or lease liabilities.

The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable.

Lessor Accounting

The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.

While the new standard identifies common area maintenance as a non-lease component of lease contracts, the Company expects to apply the practical expedient to account for its leases and associated common area maintenance service components as a single, combined operating lease component accounted for under the new leasing standard. Consequently, the Company does not expect the new guidance on contract components to significantly affect its accounting of common area maintenance.

While the Company does not anticipate any material change to the accounting for leases under which it is a lessor, the Company continues to evaluate the impact this ASU will have on the accounting for its leasing arrangements as well as its disclosures within the notes of the financial statements.

Lessee Accounting

The new standard requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

While the Company continues to assess all of the effects of adoption, the Company currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for its ground operating leases, real estate operating leases, and office/equipment operating leases; and (2) providing significant new disclosures about its leasing activities.

On adoption, the Company will recognize additional ROU assets and lease liabilities for operating leases in an amount not expected to exceed $12 million.

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

Results of Operations

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Total Revenue. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Total revenues increased $23.0 million, or 22%, to $129.5 million for the year ended December 31, 2018 compared to $106.5 million in 2017. Of this increase, $7.0 million came from the acquisition of Mission City in September 2017, $7.1 million from the acquisition of Sorrento Mesa in September 2017, $3.0 million from the acquisition of Papago Tech in October 2017, $5.5 million from the acquisition of Pima Center in April 2018, $3.6 million from the acquisition of Circle Point in July 2018, $2.3 million from the acquisition of The Quad in July 2018 and $0.1 million from the acquisitions of Greenwood Blvd and Camelback Square late in December 2018. Revenue from City Center, Central Fairwinds and Park Tower also increased by $0.4 million, $0.3 and $0.4 million, respectively, as a result of increased average occupancy over the prior year. Offsetting these increases, AmberGlen decreased by $0.6 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $7.2 million due to the sale of the property in March 2018. The remaining properties’ revenues were modestly higher in comparison to the prior year as a result of modest mark-to-market increases in rents upon renewal.

Rental Income. Rental income includes net rental income and income from a ground lease. Total rental income increased $17.7 million, or 19%, to $110.1 million for the year ended December 31, 2018 compared to $92.4 million for the prior year. The increase in rental income was primarily due to the acquisitions described above. The acquisitions of Mission City, Sorrento Mesa, Papago Tech, Pima Center, Circle Point, The Quad and the combination of Greenwood Blvd and Camelback Square contributed an additional $6.0 million, $5.8 million, $2.7 million, $5.2 million, $2.2 million, $2.1 million and $0.1 million in rental income, respectively, to the 2018 period rental income. Rental income from City Center, Central Fairwinds and Park Tower also increased by $0.3 million, $0.2 million and $0.3 million, respectively, as a result of increased occupancy over the prior year. Rental income from AmberGlen decreased by $0.5 million primarily due to the sale of two of the five buildings in the complex in May 2017 and Washington Group Plaza decreased by $7.0 million due to the sale of that property in March 2018. The remaining properties’ rental income were modestly higher in comparison to the prior year as a result of modest mark-to-market increases in rents upon renewal.

Expense Reimbursement. Total expense reimbursement increased $4.7 million, or 42%, to $15.9 million for the year ended December 31, 2018 compared to $11.2 million for the same period in 2017, primarily due to the acquisition of the Mission City, Sorrento Mesa, Papago Tech, Pima Center, Circle Point, and The Quad properties described above.

Other. Other revenue includes parking, signage and other miscellaneous income. Total other revenues increased $0.5 million, or 18%, to $3.5 million for the year ended December 31, 2018 compared to $3.0 million for the same period in 2017. The increase can be primarily attributed to the acquisition of Mission City, Sorrento Mesa, Papago Tech, Pima Center and The Quad properties described above. Other income also increased in 2018 over the prior year due to net proceeds received from an auction of a former FRP Collection tenant’s equipment.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $22.6 million, or 25%, to $113.9 million for the year ended December 31, 2018, from $91.3 million for the same period in 2017, primarily due to acquisitions described above. Total operating expenses increased by $6.7 million, $6.4 million, $2.1 million, $5.3 million, $3.6 million and $1.9 million, respectively, from the acquisitions of Mission City, Sorrento Mesa, Papago Tech, Pima Center, Circle Point and The Quad properties. AmberGlen decreased by $0.4 million primarily due to the sale of two of the five buildings in the complex in May 2017. Washington Group Plaza operating expenses decreased by $4.5 million due to its sale in March 2018. The remaining operating expenses aggregated to an overall $1.5 million increase in comparison to the prior year primarily related to the Plaza 25 impairment, partially offset by a decrease in depreciation at FRP Collection.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $7.0 million, or 16%, to $49.9 million for the year ended December 31, 2018 from $42.9 million in 2017. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Mission City, Sorrento Mesa, Papago Tech, Pima Center, Circle Point and The Quad contributed an additional $3.1 million, $1.9 million, $0.9 million, $2.0 million, $1.6 million and $0.6 million in additional property operating expenses, respectively. AmberGlen’s operating expenses decreased by $0.3 million primarily due to the sale of two of the five buildings in the complex in May 2017, and Washington Group Plaza decreased by $3.4 million due to the sale of that property in March 2018. The remaining property operating expenses aggregate to an overall $0.6 million increase in comparison to the prior year.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $1.3 million, or 20%, to $8.1 million for the year ended December 31, 2018 compared to $6.8 million for the same period in 2017. The increase was primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $10.8 million, or 26%, to $52.4 million for the year ended December 31, 2018 compared to $41.6 million for the same period in 2017, primarily due to the addition of the Mission City, Sorrento Mesa, Papago Tech, Pima Center, Circle Point and The Quad properties offset by a decrease at Washington Group Plaza and AmberGlen due to the sale of those properties. The remaining decrease primarily relates to a decrease in depreciation at FRP Collection mainly due to an unexpected tenant departure in 2017.

Impairment of Real Estate. Impairment of real estate was $3.5 million for the year ended December 31, 2018 compared to nil in the prior year. The impairment estimate was related to the write down of the book value of Plaza 25, which was held for sale at year end, to its expected sale price.

Other Expense (Income)

Interest Expense. Interest expense increased $3.7 million, or 19%, to $23.9 million for the year ended December 31, 2018, compared to $20.2 million for the corresponding period in 2017. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Mission City, Circle Point and The Quad property level debt increased by $1.4 million, $0.7 million and $0.4 million, respectively, and the interest on the line of credit increased by $2.0 million as a result of acquisitions funded by the Unsecured Credit Facility. A new mortgage placed on Central Fairwinds in June 2017 also increased interest expense by a further $0.3 million over the prior year. Amortization of deferred financing fees also increased by $0.2 million as a result of the renewal of the line of credit in 2018. These increases were offset by a $1.1 million decrease in the Washington Group Plaza debt as a result of the sale of that building and the extinguishment of its property level debt.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property relates to the sale of our Washington Group Plaza property in March 2018. In the prior year, amounts relate to the sale of two buildings in our AmberGlen complex in May 2017.

Cash Flows

Comparison of Period Ended December 31, 2018 to Period Ended December 31, 2017

Cash, cash equivalents and restricted cash were $33.1 million and $35.0 million as of December 31, 2018 and December 31, 2017, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $5.6 million to $42.2 million for the year ended December 31, 2018 compared to $36.6 million for the same period in 2017. The increase was attributable to increased operating cash flows from acquisitions and the earn-out termination payment which occurred in 2017 but not 2018, offset by changes in working capital predominantly due to the sale of Washington Group Plaza.

Cash flow from investing activities. Net cash used in investing activities decreased by $46.0 million to $197.3 million for the year ended December 31, 2018 compared to $243.3 million used in investing activities for the same period in 2017. The decrease was primarily due to higher proceeds received in 2018 compared to 2017 for the disposition of the Washington Group Plaza property, partially offset by higher costs for acquisitions and additions of real estate in 2018 compared to 2017.

Cash flow to financing activities. Net cash provided by financing activities decreased by $58.8 million to $153.3 million for the year ended December 31, 2018 compared to $212.1 million provided by the same period in 2017. The decrease was primarily due to higher proceeds from sales of common stock in 2017 compared to 2018 as well as higher proceeds from mortgage loans payable (net of repayments) in 2017 compared to 2018. Decrease partially offset by higher proceeds from credit facility (net of repayments) in 2018 compared to 2017.

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

Other Expense (Income)

Interest Expense. Interest expense increased $5.4 million, or 37%, to $20.2 million for the year ended December 31, 2017, compared to $14.8 million for the corresponding period in 2016. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Carillon Point, FRP Collection, 5090 N 40th St, SanTan, 2525 McKinnon and Mission City property level debt increased by $0.5 million, $0.8 million, $0.9 million, $1.5 million, $1.0 million and $0.4 million respectively in 2017. The mortgages placed on Central Fairwinds and DTC Crossroads also increased interest expense by a further $0.4 million and $0.3 million, respectively, over the prior year. Offsetting these increases, Corporate Parkway interest expense decreased $0.4 million due to the sale of the property in June 2016.

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

Cash Flows

Comparison of Period Ended December 31, 2017 to Period Ended December 31, 2016

Cash, cash equivalents and restricted cash were $35.0 million and $29.7 million as of December 31, 2017 and December 31, 2016, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $17.4 million to $36.6 million for the year ended December 31, 2017 compared to $19.1 million for the same period in 2016. The increase was primarily attributable to an increase in operating cash flows from new acquisitions.

Cash flow to investing activities. Net cash used in investing activities increased by $27.1 million to $243.3 million used for the year ended December 31, 2017 compared to $216.2 million used for the same period in 2016. The increase was primarily due to the purchase of 2525 McKinnon, Mission City, Sorrento Mesa and Papago Tech offset by the sale of the 1400 and 1600 buildings at Amberglen in June 2017. The $216.8 million incurred in 2016 primarily related to the purchase of Carillon Point, FRP Collection, Park Tower, 5090 N 40th St and SanTan properties.

Cash flow from financing activities. Net cash provided by financing activities increased by $8.7 million to $212.1 million for the year ended December 31, 2017 compared to $203.4 million for the same period in 2016. Cash flow from financing activities increased primarily due to proceeds from public offerings of common stock in January and December 2017 and increased mortgage loan proceeds which were partially offset by the repayment of borrowings from the Secured Credit Facility and increased dividend distributions in 2017 resulting from greater dividends paid on shares of our Series A Preferred Stock.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $16.1 million of cash and cash equivalents and $17.0 million of restricted cash as of December 31, 2018.

On March 15, 2018 the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31, 2018, we had approximately $147.5 million outstanding under our Unsecured Credit Facility.

The Company and the Operating Partnership previously entered into the Original Agreements with the Sales Agents, pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals. Pursuant to the Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through the Sales Agents from time to time under the Agreements. The Company has no obligation to sell any of the Shares under the Agreements and may at any time suspend solicitations and offers under, or terminate, the Agreements. During the year ended December 31, 2018, the Company issued 3,410,802 shares of common stock under the ATM Program. The Company raised $43.6 million in gross proceeds, resulting in net proceeds to us of approximately $42.9 million after deducting sales commissions and offering expenses.

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

Consolidated Indebtedness as of December 31, 2018

As of December 31, 2018, we had approximately $651.4 million of outstanding consolidated principal indebtedness, 77.4% of which is fixed rate debt. The following table sets forth information as of December 31, 2018 with respect to our outstanding indebtedness (in thousands).

Debt	December 31, 2018	Interest Rate as of December 31, 2018	Maturity Date
Unsecured Credit Facility(1)	$147,500	LIBOR(2) +1.50%	March 2022
Midland Life Insurance(3)	86,973	4.34	May 2021
Mission City	47,000	3.78	November 2027
190 Office Center(4)	41,250	4.79	October 2025
Circle Point(4)	39,650	4.49	September 2028
SanTan(4)	34,682	4.56	March 2027
Intellicenter(4)	33,481	4.65	October 2025
The Quad	30,600	4.20	September 2028
FRP Collection(4)	29,589	3.85	September 2023
2525 McKinnon	27,000	4.24	April 2027
Greenwood Blvd	22,425	4.60	December 2025
5090 N 40th St	22,000	3.92	January 2027
AmberGlen(4)	20,000	3.69	May 2027
Lake Vista Pointe(5)	18,044	4.28	August 2024
Central Fairwinds(4)	17,882	4.00	June 2024
FRP Ingenuity Drive(5)(6)	17,000	4.44	December 2024
Carillon Point(4)	16,330	3.50	October 2023

Total	$651,406

(1)

As of December 31, 2018, the Unsecured Credit Facility had $250 million authorized and $147.5 million was drawn. On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous Secured Credit Facility was replaced and repaid in full.    The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(2)	As of December 31, 2018, the one month LIBOR rate was 2.50%.
(3)

The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.

(4)

The Company is subject to various debt covenants including debt service coverage ratios (“DSCR”) that under certain conditions must be maintained no less than 1.15x, 1.20x, 1.20x, 1.40x, 1.15x, 1.35x, 1.35x and 1.20x respectively for each of 190 Office Center, SanTan, Intellicenter, FRP Collection, AmberGlen, Carillon Point, Central Fairwinds and Circle Point.

(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a DSCR of no less than 1.15x.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2018, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2019	2020-2021	2022-2023	More than 5 years
Principal payments on mortgage loans	$651,406	$4,799	$94,072	$199,243	$353,292
Interest payments(1)	157,550	27,358	51,915	35,189	43,088
Tenant-related commitments	9,271	8,301	371	599	—
Ground lease obligations	50,461	563	1,125	1,056	47,717

Total	$868,688	$41,021	$147,483	$236,087	$444,097

(1)	Contracted interest on the floating rate debt was calculated based on the Unsecured Credit Facility balance and interest rate at December 31, 2018.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense reimbursements described above.

We believe that we are less susceptible to the negative economic effects that inflation may have on our industry than many of our competitors because 77.4% of our outstanding consolidated indebtedness had a fixed contractual interest rate at December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of December 31, 2018, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of December 31, 2018, approximately $503.9 million, or 77.4%, of our debt had fixed interest rates and approximately $147.5 million, or 22.6%, had variable interest rates. A 10% increase in LIBOR would increase our interest costs by approximately $0.4 million on debt outstanding as of December 31, 2018, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would decrease our interest costs by approximately $0.4 million on debt outstanding as of December 31, 2018, and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this Item 8 are included as a separate section of this Annual Report on Form 10-K commencing on page 51 and are incorporated herein by reference.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2018, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of City Office REIT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the “Company”) as of December 31, 2018, and 2017, the related consolidated statements of operations, changes in equity and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes, and financial statement schedule III (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting policy for the presentation of restricted cash in the consolidated statement of cash flows due to the adoption on January 1, 2018 of ASU 2016-18, Statement of Cash Flows: Restricted Cash.

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

Vancouver, Canada

February 27, 2019

City Office REIT, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2018	2017
Assets
Real estate properties
Land	$223,789	$188,110
Building and improvement	704,113	534,473
Tenant improvement	77,426	53,427
Furniture, fixtures and equipment	319	291

	1,005,647	776,301
Accumulated depreciation	(70,484)	(48,234)

	935,163	728,067

Cash and cash equivalents	16,138	12,301
Restricted cash	17,007	22,713
Rents receivable, net	26,095	20,087
Deferred leasing costs, net	10,402	7,793
Acquired lease intangible assets, net	75,501	65,088
Prepaid expenses and other assets	2,755	2,013
Assets held for sale	17,370	38,427

Total Assets	$1,100,431	$896,489

Liabilities and Equity
Liabilities:
Debt	$645,354	$489,509
Accounts payable and accrued liabilities	25,892	17,605
Deferred rent	5,331	4,223
Tenant rent deposits	4,564	3,523
Acquired lease intangible liabilities, net	8,887	8,649
Dividend distributions payable	11,148	10,318
Liabilities related to assets held for sale	878	2,830

Total Liabilities	702,054	536,657

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of December 31, 2018 and 2017 respectively	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,544,073 and 36,012,086 shares issued and outstanding as of December 31, 2018 and 2017 respectively	395	360
Additional paid-in capital	377,126	334,241
Accumulated deficit	(92,108)	(86,977)

Total Stockholders’ Equity	397,413	359,624
Non-controlling interests in properties	964	208

Total Equity	398,377	359,832

Total Liabilities and Equity	$1,100,431	$896,489

Subsequent Events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$110,076	$92,357	$63,702
Expense reimbursement	15,906	11,164	7,140
Other	3,502	2,966	1,619

Total Revenues	129,484	106,487	72,461

Operating Expenses:
Property operating expenses	49,872	42,886	28,305
General and administrative	8,137	6,792	6,429
Base management fee	—	—	109
External advisor acquisition	—	—	7,045
Acquisition costs	—	—	692
Depreciation and amortization	52,352	41,594	30,178
Impairment of real estate	3,497	—	—

Total Operating Expenses	113,858	91,272	72,758

Operating income/(loss)	15,626	15,215	(297)
Interest Expense:
Contractual interest expense	(22,316)	(18,721)	(13,804)
Amortization of deferred financing costs	(1,621)	(1,452)	(957)

	(23,937)	(20,173)	(14,761)
Change in fair value of earn-out	—	—	(500)
Change in fair value of contingent consideration	—	2,000	—
Net gain on sale of real estate property	46,980	12,116	15,934

Net income	38,669	9,158	376
Less:
Net income attributable to non-controlling interests in properties	(501)	(3,402)	(354)
Net income attributable to Operating Partnership unitholders’ non-controlling interests	—	—	(865)

Net income/(loss) attributable to the Company	38,168	5,756	(843)
Preferred stock distributions	(7,420)	(7,411)	(1,781)

Net income/(loss) attributable to common stockholders	$30,748	$(1,655)	$(2,624)

Net income/(loss) per common share and unit:
Basic	$0.82	$ (0.05)	$ (0.13)

Diluted	$0.82	$ (0.05)	$ (0.13)

Weighted average common shares outstanding:
Basic	37,321	30,198	20,460

Diluted	37,670	30,198	20,460

Dividend distributions declared per common share and unit	$0.940	$0.940	$0.940

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Operating Partnership unitholders’ non- controlling interests	Non- controlling interests in properties	Total equity
Balance—January 1, 2016	—	—	12,518	125	95,318	(29,598)	65,845	8,550	(675)	73,720
Conversion of OP units to shares	—	—	3,206	32	10,754	—	10,786	(10,786)	—	—
Restricted stock award grants and vesting	—	—	164	2	2,434	—	2,436	—	—	2,436
Internalization payment in shares	—	—	297	3	3,461	—	3,464	—	—	3,464
Earn out payment in shares	—	—	147	2	767	—	769	3,009	—	3,778
Net proceeds from sale of common stock	—	—	8,050	80	86,705	—	86,785	—	—	86,785
Net proceeds from sale of preferred stock	4,480	112,000	—	—	(3,873)	—	108,127	—	—	108,127
Common stock dividend distributions declared	—	—	—	—	—	(21,386)	(21,386)	(1,530)	—	(22,916)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,781)	(1,781)	—	—	(1,781)
Contributions	—	—	—	—	—	—	—	—	2,525	2,525
Distributions	—	—	—	—	—	—	—	—	(455)	(455)
Net (loss)/income	—	—	—	—	—	(843)	(843)	865	354	376

Balance—December 31, 2016	4,480	112,000	24,382	244	195,566	(53,608)	254,202	108	1,749	256,059
Conversion of OP units to shares	—	—	40	—	108	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	90	1	1,741	(71)	1,671	—	—	1,671
Net proceeds from sale of common stock	—	—	11,500	115	136,826	—	136,941	—	—	136,941
Common stock dividend distributions declared	—	—	—	—	—	(31,148)	(31,148)	—	—	(31,148)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,906)	(7,906)	—	—	(7,906)
Distributions	—	—	—	—	—	—	—	—	(4,943)	(4,943)
Net income	—	—	—	—	—	5,756	5,756	—	3,402	9,158

Balance—December 31, 2017	4,480	112,000	36,012	360	334,241	(86,977)	359,624	—	208	359,832
Restricted stock award grants and vesting	—	—	121	1	1,641	(312)	1,330	—	—	1,330
Net proceeds from sale of common stock	—	—	3,411	34	42,868	—	42,902	—	—	42,902
Common stock dividend distributions declared	—	—	—	—	—	(35,567)	(35,567)	—	—	(35,567)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,420)	(7,420)	—	—	(7,420)
Minority interest buyout	—	—	—	—	(1,624)	—	(1,624)	—	485	(1,139)
Contributions	—	—	—	—	—	—	—	—	297	297
Distributions	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	—	—	—	38,168	38,168	—	501	38,669

Balance—December 31, 2018	$4,480	$112,000	$39,544	$395	$377,126	$(92,108)	$ 397,413	$—	$964	$398,377

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$38,669	$9,158	$376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,352	41,594	30,178
Amortization of deferred financing costs	1,621	1,452	957
Amortization of above/below market leases	(182)	(337)	299
Increase in straight-line rent	(4,703)	(2,820)	(3,751)
Non-cash stock compensation	1,416	1,671	2,436
Earn-out termination payment	—	(2,400)	500
Internalization shares issued	—	—	3,464
Net gain on sale of real estate property	(46,980)	(12,116)	(15,934)
Impairment of real estate	3,497	—	—
Changes in non-cash working capital:
Rents receivable, net	(1,602)	(1,647)	(4,331)
Prepaid expenses and other assets	(353)	349	(587)
Accounts payable and accrued liabilities	(910)	670	3,135
Deferred rent	(834)	324	2,743
Tenant rent deposits	196	655	(338)

Net Cash Provided By Operating Activities	42,187	36,553	19,147

Cash Flows to Investing Activities:
Additions to real estate properties	(23,586)	(8,189)	(8,729)
Acquisition of real estate	(254,514)	(249,299)	(248,957)
Net proceeds from sale of real estate	84,839	18,479	43,525
Deferred leasing costs	(4,048)	(4,289)	(2,074)

Net Cash Used In Investing Activities	(197,309)	(243,298)	(216,235)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	—	—	108,127
Net proceeds from sale of common stock	42,902	136,941	86,785
Debt issuance and extinguishment costs	(2,963)	(3,202)	(2,955)
Proceeds from mortgage loans payable	95,749	166,340	47,938
Repayment of mortgage loans payable	(52,820)	(27,772)	(20,199)
Proceeds from credit facility	303,000	226,000	95,500
Repayment of credit facility	(189,000)	(245,000)	(93,000)
Shares withheld for payment of taxes on restricted stock unit vesting	(87)	—	—
Minority interest buyout	(1,140)	—	—
Contributions from non-controlling interests in properties	297	—	2,525
Distributions to non-controlling interests in properties	(527)	(4,943)	(455)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(42,158)	(36,256)	(20,841)

Net Cash Provided By Financing Activities	153,253	212,108	203,425

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(1,869)	5,363	6,337

	Years Ended December 31,
	2018	2017	2016
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	35,014	29,651	23,314

Cash, Cash Equivalents and Restricted Cash, End of Period	$33,145	$35,014	$29,651

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	16,138	12,301	13,703
Restricted Cash, End of Period	17,007	22,713	15,948

Cash, Cash Equivalents and Restricted Cash, End of Period	$33,145	$35,014	$29,651

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,131	$18,408	$13,621
Earn-out payment in common stock	$—	$—	$3,778
Purchases of additions in real estate properties included in accounts payable	$6,791	$2,616	$1,565
Purchases of deferred leasing costs included in accounts payable	$654	$815	$19

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

The Company has elected to be taxed and will continue to operate in a manner that will allow it to continue to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for years prior to 2018, any applicable alternative minimum tax.

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

Income Taxes

The Company has elected to be taxed, and intends to continue to operate in a manner that will allow it to continue to qualify, as a REIT. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90% of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for years prior to 2018, any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years.

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

Earnings per Common Share

The Company calculates net income per common share based upon the weighted average shares outstanding for the years ended December 31, 2018 and December 31, 2017 and December 31, 2016. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period.

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

To be Adopted in Future Years

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update No. 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Upon adoption of the new standard on January 1, 2019, the Company expects to elect the following practical expedients:

•

Transition method practical expedient—permits the Company to use the effective date as the date of initial application. Consequently, financial information and disclosures for periods before January 1, 2019 will not be updated.

•	Package of practical expedients—permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs.

•	Single component practical expedient—permits the Company to not separate lease and non-lease components of leases.

•	Short-term lease practical expedient—for operating leases with a term equal to or less than 12 months, permits the Company to not recognize right-of-use (“ROU”) assets or lease liabilities.

The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable.

Lessor Accounting

The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that certain initial direct costs be expensed rather than capitalized.

While the new standard identifies common area maintenance as a non-lease component of lease contracts, the Company expects to apply the practical expedient to account for its leases and associated common area maintenance service components as a single, combined operating lease component accounted for under the new leasing standard. Consequently, the Company does not expect the new guidance on contract components to significantly affect its accounting of common area maintenance.

While the Company does not anticipate any material change to the accounting for leases under which it is a lessor, the Company continues to evaluate the impact this ASU will have on the accounting for its leasing arrangements as well as its disclosures within the notes of the financial statements.

Lessee Accounting

The new standard requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

While the Company continues to assess all of the effects of adoption, the Company currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for its ground operating leases, real estate operating leases, and office/equipment operating leases; and (2) providing significant new disclosures about its leasing activities.

On adoption, the Company will recognize additional ROU assets and lease liabilities for operating leases in an amount not expected to exceed $12 million.

3. Rents Receivable, Net

The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2018	December 31, 2017
Billed receivables	$2,383	$1,905
Straight-line receivables	23,712	18,182

Total rents receivable	$26,095	$20,087

As of December 31, 2018, and 2017, the Company’s allowance for doubtful accounts was not significant.

4. Real Estate Investments

Acquisitions

During the years ended December 31, 2018, December 31, 2017 and December 31, 2016 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Camelback Square	December 2018	100%
Greenwood Blvd	December 2018	100%
Circle Point Land	December 2018	100%
The Quad	July 2018	100%
Circle Point	July 2018	100%
Pima Center	April 2018	100%
Papago Tech	October 2017	100%
Mission City and Sorrento Mesa	September 2017	100%
2525 McKinnon	January 2017	100%
SanTan	December 2016	100%
5090 N 40th St	November 2016	100%
Park Tower	November 2016	95%
FRP Collection	July 2016	95%
Carillon Point	June 2016	100%

Camelback Square, Greenwood Blvd, Circle Point Land, The Quad, Circle Point, Pima Center, Papago Tech, Mission City, Sorrento Mesa, and 2525 McKinnon have been accounted for as asset acquisitions. SanTan, 5090 N 40th St, Park Tower, FRP Collection, and Carillon Point were accounted for as business combinations.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2018 (in thousands):

	Pima Center	Circle Point	The Quad	Circle Point Land	Greenwood Blvd	Camelback Square	Total December 31, 2018
Land	$—	$8,744	$8,079	$4,937	$3,945	$11,738	$37,443
Buildings and improvements	42,235	33,708	38,060	—	23,741	35,532	173,276
Tenant improvements	2,898	5,393	1,798	—	2,278	2,390	14,757
Acquired intangible assets	10,691	10,299	4,209	—	4,578	4,304	34,081
Prepaid expenses and other assets	95	25	15	—	15	10	160
Accounts payable and other liabilities	(337)	(1,157)	(527)	(72)	(96)	(421)	(2,610)
Lease intangible liabilities	(129)	(390)	(1,247)	—	—	(827)	(2,593)

Total consideration	$55,453	$56,622	$50,387	$4,865	$34,461	$52,726	$254,514

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

The operating results of acquired properties meeting the definition of a business, during the year ended December 31, 2016, since the date of acquisition have been included in the Company’s consolidated financial statements. Properties acquired in 2018 and 2017 were accounted for as asset acquisitions pursuant to ASU 2017-01. The following table represents the results of the properties’ operations from the date of acquisition for properties acquired during the year that is presented (in thousands):

Year ended December 31, 2016
Operating revenues	$7,215
Operating expenses	(7,433)
Interest	(589)

$(807)

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

Assets Held for Sale

On November 30, 2018, the Company entered into a Purchase and Sale agreement to sell the Plaza 25 property for $17.9 million. The Company determined that the property met the criteria for classification as held for sale as of December 31, 2018. Upon classification as held for sale, we recognized an impairment charge of $3.5 million to lower the carrying amount of the property to its estimated fair value less cost to sell. As of December 31, 2018, a $0.5 million non-refundable deposit has been received. In February 2019, the Company completed the sale of the Plaza 25 property. This transaction closed on February 7, 2019.

The property has been classified as held for sale as of December 31, 2018 (in thousands):

December 31, 2018	Plaza 25
Real estate properties, net	$16,149
Deferred leasing costs, net	419
Acquired lease intangible assets, net	11
Rents receivable, prepaid expenses and other assets	791

Assets held for sale	$17,370

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(878)

Liabilities related to assets held for sale	$ (878)

On September 21, 2016, we entered into a Purchase and Sale agreement to sell the Washington Group Plaza property for $86.5 million. The transaction closed in March 2018. The property was presented as held for sale as of December 31, 2017 (in thousands):

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

Variable Interest Entities

As of December 31, 2017 the Company had entered into a purchase and sale transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the exchange of like-kind property to defer taxable gains on the sale of properties (“1031 Exchange”). For reverse transactions under a 1031 Exchange in which the Company purchases new properties prior to selling the property to be matched in the like-kind exchange, legal title to the new properties is held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed. The Company retained essentially all of the legal and economic benefits and obligations related to Mission City, Sorrento Mesa and Papago Tech prior to completion of the 1031 Exchanges. As such, Mission City, Sorrento Mesa and Papago Tech are included in the December 31, 2017 Consolidated Balance Sheet and Consolidated Statement of Operations as a VIE.

5. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of December 31, 2018 and December 31, 2017 were comprised as follows (in thousands):

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2018	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$10,595	$1,855	$82,474	$31,706	$126,630	$(12,925)	$(138)	$(13,063)
Accumulated amortization	(4,800)	(19)	(34,273)	(12,037)	(51,129)	4,140	36	4,176

	$5,795	$1,836	$48,201	$19,669	$75,501	$(8,785)	$(102)	$(8,887)

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2017	Above Market Leases	Below Market Ground Lease	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$9,082	$—	$71,426	$27,706	$108,214	$(11,608)	$(138)	$(11,746)
Accumulated amortization	(3,215)	—	(30,613)	(9,298)	(43,126)	3,065	32	3,097

	$5,867	$—	$40,813	$18,408	$65,088	$(8,543)	$(106)	$(8,649)

(1)	For the below market ground lease asset the Company is the lessee, whereas, for the below market ground lease liability the Company is the lessor.

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2019	$19,824
2020	17,333
2021	14,057
2022	6,191
2023	3,215
Thereafter	5,994

$66,614

6. Debt

The following table summarizes the secured indebtedness as of December 31, 2018 and 2017 (in thousands):

Property	December 31, 2018	December 31, 2017	Interest Rate as of December 31, 2018		Maturity
Unsecured Credit Facility(1)	$147,500	$—	LIBOR +1.50	%(2)	March 2022
Midland Life Insurance(3)	86,973	88,582	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
190 Office Center(4)	41,250	41,250	4.79		October 2025
Circle Point(4)	39,650	—	4.49		September 2028
SanTan(4)	34,682	35,100	4.56		March 2027
Intellicenter(4)	33,481	33,563	4.65		October 2025
The Quad	30,600	—	4.20		September 2028
FRP Collection(4)	29,589	30,174	3.85		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027
Greenwood Blvd(4)	22,425	—	4.60		December 2025
5090 N 40th St	22,000	22,000	3.92		January 2027
AmberGlen(4)	20,000	20,000	3.69		May 2027
Lake Vista Pointe(5)	18,044	18,358	4.28		August 2024
Central Fairwinds(4)	17,882	15,107	4.00		June 2024
FRP Ingenuity Drive(5)(6)	17,000	17,000	4.44		December 2024
Carillon Point(4)	16,330	16,671	3.50		October 2023
Washington Group Plaza	—	32,290	—		—
Plaza 25	—	16,882	—		—
Secured Credit Facility	—	33,500	—		—

Total Principal	651,406	494,477
Deferred financing costs, net	(6,052)	(4,968)

Total	$645,354	$489,509

All interest rates are fixed interest rates with the exception of the unsecured credit facility (“Unsecured Credit Facility”) as explained in footnote 1 below.

(1)

As of December 31, 2018, the Unsecured Credit Facility had $250 million authorized and $147.5 million was drawn. On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(2)	As of December 31, 2018, the one month LIBOR rate was 2.50%.
(3)

The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center. Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization. The loan bears a fixed interest rate of 4.34% and matures on May 6, 2021.

(4)

The Company is subject to various debt covenants including debt service coverage ratios (“DSCR”) that under certain conditions must be maintained no less than 1.15x, 1.20x, 1.20x, 1.40x, 1.15x, 1.35x, 1.35x, 1.20x and 1.35x respectively for each of 190 Office Center, SanTan, Intellicenter, FRP Collection, AmberGlen, Carillon Point, Central Fairwinds, Circle Point and Greenwood Blvd.

(5)	Interest on mortgage loan is payable monthly plus principal based on 360 months of amortization.
(6)	The Company is required to maintain a minimum net worth of $17 million, minimum liquidity of $1.7 million and a DSCR of no less than 1.15x.

The scheduled principal repayments of mortgage payable as of December 31, 2018 are as follows (in thousands):

2019	$4,799
2020	5,831
2021	88,241
2022	152,568
2023	46,675
Thereafter	353,292

$651,406

7. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of December 31, 2018 and 2017, the Company did not have any hedges or derivatives.

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

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $503.3 million and $462.3 million as of December 31, 2018 and December 31, 2017, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

8. Related Party Transactions

Administrative Services Agreement

On October 29, 2018, the Company entered into the First Amendment (the “Amendment”) to the Administrative Services Agreement with real estate investment funds affiliated with Second City Capital II Corporate and Second City Real Estate II Corporation (“SCRE II”). The terms of the Amendment were effective on February 1, 2019 (the “Effective Date”). After February 1, 2019, the annual fees payable to the Company will be $500,000 for the first twelve months following the Effective Date and thereafter an amount equal to 40% of the management fee paid to SCRE II by the fund managed by SCRE II.

During the years ended December 31, 2018, 2017, and 2016, the Company earned $0.7 million, $1.2 million, and $1.4 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (“Second City”).

Earn-Out Payment

During the years ended December 31, 2018, 2017 and 2016, payments of approximately $0, $2.4 million and $3.8 million, respectively, were made to Second City under the Earn-Out provision.

Minority Interest Buy Out

On August 1, 2018, the Company signed an agreement with Second City Capital Partners II, Limited Partnership whereby Second City agreed to sell its seven percent minority interest in Central Fairwinds Limited Partnership to the Company for $1.1 million. As a result of the agreement the Company’s ownership percentage in Central Fairwinds Limited Partnership is 97%.

9. Future Minimum Rent Schedule

Future minimum lease payments to be received as of December 31, 2018 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2019	$112,848
2020	101,448
2021	89,496
2022	71,270
2023	52,615
Thereafter	106,126

$533,803

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Ten state government tenants currently have the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 9.0% of the Company’s total future minimum lease payments as of December 31, 2018.

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2018 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

11. Earnings per Share

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2018, 2017, and 2016 (in thousands, except per share amounts):

	Year ended December 31,
	2018	2017	2016
Net income	$38,669	$9,158	$376
Less: Net income attributable to noncontrolling interests in properties	501	3,402	354
Less: Net income attributable to Preferred stockholders	7,420	7,411	1,781
Less: Net income attributable to Operating Partnership unitholders’ noncontrolling interests	—	—	865

Numerator for basic and diluted EPS	$30,748	$(1,655)	$(2,624)

Denominator for basic EPS	37,321	30,198	20,460
Dilutive effect of RSUs	349	—	—

Denominator for dilutive EPS	37,670	30,198	20,460

Net income/(loss) per common share:
Basic	$0.82	$(0.05)	$(0.13)
Dilutive	$0.82	$(0.05)	$(0.13)

12. Stockholder’s Equity

On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Amendments”) to the equity distribution agreements (the “Original Agreements” and, as amended by the Amendments, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp., (collectively, the “Sales Agents”). Pursuant to the terms of the Agreements, the Company may issue and sell from time to time, up to 8,000,000 shares of the Company’s common stock, $0.01 par value per share and up to 1,000,000 shares of the Company’s 6.625% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock” and together with the Common Stock, the “Shares”) through the Sales Agents, acting as agents or principals (the “ATM Program”). During the year ended December 31, 2018, the Company issued 3,410,802 shares of common stock under the ATM Program. The Company raised $43.6 million in gross proceeds, resulting in net proceeds to us of approximately $42.9 million after deducting sales commissions and offering expenses.

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

On June 16, 2017, the Company and the Operating Partnership entered into the Original Agreements with the Sales Agents, pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals. Pursuant to the Agreements, the Shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of Shares sold through the Sales Agents from time to time under the Agreements. The Company has no obligation to sell any of the Shares under the Agreements and may at any time suspend solicitations and offers under, or terminate, the Agreements.

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

Non-controlling Interests

The following table summarizes the non-controlling interests in properties as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
City Center	$(183)	$(140)
Central Fairwinds	(304)	(764)
AmberGlen	(1,272)	(1,375)
FRP Collection	791	842
Park Tower	1,932	1,645

	$964	$208

Common Stock and Common Unit Distributions

During the year ended December 31, 2018, the Company declared aggregate cash distributions to common stockholders and common unitholders of $35.6 million. The Company paid aggregate cash distributions of $34.7 million for the year-ended December 31, 2018 and $9.3 million was payable as of December 31, 2018.

During the year ended December 31, 2018, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2018 – March 31, 2018	$0.235	March 21, 2018	April 11, 2018	April 25, 2018
April 1, 2018 – June 30, 2018	0.235	June 15, 2018	July 11, 2018	July 25, 2018
July 1, 2018 – September 30, 2018	0.235	September 14, 2018	October 11, 2018	October 25, 2018
October 1, 2018 – December 31, 2018	0.235	December 21, 2018	January 11, 2018	January 25, 2018

Total	$0.940

Preferred Stock Distributions

During the year ended December 31, 2018, the Company declared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.4 million for the year ended December 31, 2018 and $1.9 million was payable as of December 31, 2018.

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

During the year ended December 31, 2018, 156,375 restricted stock units (“RSUs”) were granted to directors, executive officers and non-executive employees with a fair value of $1.9 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the year ended December 31, 2018, December 31, 2017 and December 31, 2016, the Company recognized net compensation expense of $1.4 million, $1.7 million and $2.4 million respectively related to the RSUs.

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

13. Subsequent Events

On February 7, 2019, the Company sold the Plaza 25 property in Denver, Colorado for a sales price of $17.9 million.

On February 25, 2019, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired a 206,770 square foot property in Seattle, Washington for $63.0 million. The Company completed a $41.0 million 8-year financing, with a 5-year extension option, for the property with a fixed interest rate of 4.3%.

Subsequent to December 31, 2018, the Company, through the Operating Partnership, entered into an Agreement of Purchase and Sale to acquire a two-building property located in Portland, Oregon for $32.5 million, exclusive of closing costs. As part of the acquisition the Company will assume the existing $22.5 million loan on the property. The transaction is expected to close during the second quarter of 2019, subject to customary closing conditions.

14. Quarterly Financial Information (unaudited):

The following tables summarize certain selected quarterly financial data for 2018 and 2017 (in thousands, except per share data):

	2018 Quarters
	Fourth	Third	Second	First
Revenue	$34,167	$33,547	$30,236	$31,534
Net (loss)/income	(6,684)	(1,161)	(684)	47,198
Net (loss)/income attributable to common stockholders	(8,656)	(3,151)	(2,653)	45,208
Net (loss)/income per share	(0.22)	(0.08)	(0.07)	1.25

	2017 Quarters
	Fourth	Third	Second	First
Revenue	$31,181	$24,750	$25,157	$25,399
Net (loss)/income	(987)	(1,723)	13,167	(1,299)
Net (loss)/income attributable to common stockholders	(2,920)	(3,630)	8,208	(3,313)
Net (loss)/income per share	(0.09)	(0.12)	0.27	(0.11)

City Office REIT, Inc.

SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2018

(In Thousands)

Description	Encumbrances(2)	Initial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried as of December 31, 2018(1)		Accumulated Amortization	Date of Construction	Date Acquired	Depreciation Life For Latest Income Statement
		Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total(3)
AmberGlen	$20,000	$6,546	$3,490	$2,050	$6,546	$5,540	$12,086	$2,630	1984-1998	December 2009	50 Years
City Center	23,417	3,123	10,656	8,809	3,123	19,465	22,588	6,624	1984	December 2010	40 Years
Central Fairwinds	17,882	1,747	9,751	6,716	1,747	16,467	18,214	3,692	1982	May 2012	40 Years
Cherry Creek	47,791	25,745	20,144	1,359	25,745	21,503	47,248	5,834	1962-1980	January 2014	36 Years
Lake Vista Pointe	18,044	4,115	20,600	55	4,115	20,655	24,770	4,220	2007	July 2014	45 Years
FRP Ingenuity Drive	17,000	4,415	17,775	683	4,415	18,458	22,873	2,818	1999	November 2014	40 Years
Logan Tower	—	1,306	8,197	697	1,306	8,894	10,200	1,354	1983	February 2015	33 Years
Superior Pointe	—	3,153	19,834	1,671	3,153	21,505	24,658	2,519	2000	June 2015	40 Years
DTC Crossroads	15,765	7,137	23,184	1,006	7,137	24,190	31,327	2,968	1999	June 2015	33 Years
190 Office Center	41,250	7,162	39,690	1,005	7,162	40,695	47,857	3,825	2001	September 2015	45 Years
Intellicenter	33,481	5,244	34,278	26	5,244	34,304	39,548	3,673	2008	September 2015	50 Years
Carillon Point	16,330	5,172	17,316	68	5,172	17,384	22,556	2,252	2007	June 2016	39 Years
FRP Collection	29,589	7,031	38,700	993	7,031	39,693	46,724	4,180	1986-1999	July 2016	40 Years
Park Tower	—	3,479	68,656	13,987	3,479	82,643	86,122	6,146	1973	November 2016	30 Years
5090 N 40th St	22,000	6,696	32,123	1,144	6,696	33,267	39,963	1,973	1988	November 2016	45 Years
SanTan	34,682	6,803	37,187	4,448	6,803	41,635	48,438	3,270	2000-2003	December 2016	41 Years
2525 McKinnon	27,000	10,629	34,515	1,134	10,629	35,649	46,278	1,928	2003	January 2017	50 Years
Mission City	47,000	25,741	41,474	2,949	25,741	44,423	70,164	3,322	1990-2007	September 2017	29 Years
Sorrento Mesa	—	40,356	44,991	1,374	40,356	46,365	86,721	2,764	1985-2001	September 2017	33 Years
Papago Tech	—	10,746	19,762	295	10,746	20,057	30,803	1,237	1993-1995	October 2017	40 Years
Pima Center	—	—	45,133	222	—	45,355	45,355	1,529	2006-2008	April 2018	44 Years
Circle Point	39,650	13,681	39,101	714	13,681	39,815	53,496	1,009	2001	July 2018	40 Years
The Quad	30,600	8,079	39,858	(18)	8,079	39,840	47,919	616	1982	July 2018	40 Years
Greenwood Blvd	22,425	3,945	26,019	—	3,945	26,019	29,964	12	1997	December 2018	45 Years
Camelback Square	—	11,738	37,922	—	11,738	37,922	49,660	17	1978	December 2018	48 Years
Corporate	147,500	—	115	—	—	115	115	72

Total	$651,406	$223,789	$730,471	$51,387	$223,789	$781,858	$1,005,647	$70,484

(1)	The aggregate cost for federal tax purposes as of December 31, 2018 of our real estate assets was $1,020,653.
(2)	Encumbrances exclude net deferred financing costs of $6,052.
(3)	Properties identified as held for sale at December 31, 2018 are excluded.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2018 and 2017 is as follows:

	2018	2017
Real Estate Properties
Balance, beginning of year	$776,301	$589,376
Acquisitions	225,476	228,214
Dispositions and impairments	(5,715)	(11,683)
Capital improvements	30,378	10,804
Assets held for sale	(20,793)	(40,410)

Balance, end of year	$1,005,647	$776,301

Accumulated Depreciation
Balance, beginning of year	$48,234	$39,052
Depreciation	29,196	22,424
Dispositions	(2,301)	(7,374)
Depreciation on assets held for sale	(4,645)	(5,868)

Balance, end of year	$70,484	$48,234

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company, as amended and supplemented (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 30, 2016).

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-11/A filed on March 25, 2014). *

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 23, 2014).

10.3	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on May 23, 2014). *

10.4	Second Amendment to Advisory Agreement, dated as of November 2, 2015, by and among City Office REIT, Inc., City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2015).

10.5	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.6	Third Amendment to Advisory Agreement, dated as of February 1, 2016, by and among the Company, City Office REIT Operating Partnership, L.P. and City Office Real Estate Management, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.7	First Amendment to the Administrative Services Agreement, dated October 29, 2018 and effective as of February 1, 2019, by and among City Office Management ULC, Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018).

10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016).

10.9	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated September 30, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

10.10	Second Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

Exhibit Number	Description

10.11	Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.12	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.13	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.14	Equity Distribution Agreement, dated June 16, 2017, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.15	Amendment No. 1 to the Equity Distribution Agreement, dated November 1, 2018, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on November 1, 2018).

10.16	Amendment No. 1 to the Equity Distribution Agreement, dated November 1, 2018, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on November 1, 2018).

10.17	Amendment No. 1 to the Equity Distribution Agreement, dated November 1, 2018, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on November 1, 2018)

10.18	Form of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 19, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017).

10.19	Loan Agreement, dated October 5, 2017, between CIO Mission City Holdings, LLC and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017).

10.20	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.21	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.22	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.23	Credit Agreement dated as of March 15, 2018 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 21, 2018).

Exhibit Number	Description

21.1	Subsidiaries of the Company †

23.1	Consent of KPMG LLP †

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory Plan or arrangement
**

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

CITY OFFICE REIT, INC.

Date: February 27, 2019	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	February 27, 2019

/s/ Mark Murski Mark Murski	Independent Director	February 27, 2019

/s/ Stephen Shraiberg Stephen Shraiberg	Independent Director	February 27, 2019

/s/ William Flatt William Flatt	Independent Director	February 27, 2019

/s/ John Sweet John Sweet	Independent Director	February 27, 2019