Form 10-Q
period 2019-03-31
City Office REIT, Inc.
filed 2019-05-06
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36409

CITY OFFICE REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	98-1141883
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

666 Burrard Street

Suite 3210

Vancouver, BC

V6C 2X8

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 806-3366

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on Which Registered	Trading Symbol(s)
Common Stock, $0.01 par value 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	New York Stock Exchange New York Stock Exchange	“CIO” “CIO.PrA”

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 30, 2019 was 39,635,793.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	March 31,	December 31,
	2019	2018
Assets
Real estate properties
Land	$224,837	$223,789
Building and improvement	735,403	704,113
Tenant improvement	81,960	77,426
Furniture, fixtures and equipment	270	319

	1,042,470	1,005,647
Accumulated depreciation	(78,263)	(70,484)

	964,207	935,163

Cash and cash equivalents	15,314	16,138
Restricted cash	21,713	17,007
Rents receivable, net	27,524	26,095
Deferred leasing costs, net	10,865	10,402
Acquired lease intangible assets, net	74,651	75,501
Other assets	14,419	2,755
Assets held for sale	15,932	17,370

Total Assets	$1,144,625	$1,100,431

Liabilities and Equity
Liabilities:
Debt	$694,989	$645,354
Accounts payable and accrued liabilities	23,408	25,892
Deferred rent	5,079	5,331
Tenant rent deposits	5,531	4,564
Acquired lease intangible liabilities, net	9,610	8,887
Other liabilities	19,352	11,148
Liabilities related to assets held for sale	270	878

Total Liabilities	758,239	702,054

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,635,793 and 39,544,073 shares issued and outstanding	396	395
Additional paid-in capital	377,428	377,126
Accumulated deficit	(104,449)	(92,108)

Total Stockholders’ Equity	385,375	397,413
Non-controlling interests in properties	1,011	964

Total Equity	386,386	398,377

Total Liabilities and Equity	$1,144,625	$1,100,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Rental and other revenues	$37,120	$31,534

Operating expenses:
Property operating expenses	13,844	11,625
General and administrative	2,299	1,978
Depreciation and amortization	14,417	11,893

Total operating expenses	30,560	25,496

Operating income	6,560	6,038
Interest expense:
Contractual interest expense	(7,143)	(5,188)
Amortization of deferred financing costs	(337)	(632)

	(7,480)	(5,820)
Net gain on sale of real estate property	—	46,980

Net (loss)/income	(920)	47,198
Less:
Net income attributable to non-controlling interests in properties	(169)	(135)

Net (loss)/income attributable to the Company	(1,089)	47,063
Preferred stock distributions	(1,855)	(1,855)

Net (loss)/income attributable to common stockholders	$(2,944)	$45,208

Net (loss)/income per common share:
Basic	$(0.07)	$1.25

Diluted	$(0.07)	$1.24

Weighted average common shares outstanding:
Basic	39,565	36,073

Diluted	39,565	36,432

Dividend distributions declared per common share	$0.235	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance - December 31, 2018	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$397,413	$964	$398,377
Restricted stock award grants and vesting	—	—	92	1	302	(83)	220	—	220
Common stock dividend distributions declared	—	—	—	—	—	(9,314)	(9,314)	—	(9,314)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	12	12
Distributions	—	—	—	—	—	—	—	(134)	(134)
Net income	—	—	—	—	—	(1,089)	(1,089)	169	(920)

Balance - March 31, 2019	4,480	$112,000	39,636	$396	$377,428	$(104,449)	$385,375	$1,011	$386,386

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance – December 31, 2017	4,480	$112,000	36,012	$360	$334,241	$(86,977)	$359,624	$208	$359,832
Restricted stock award grants and vesting	—	—	120	1	356	(72)	285	—	285
Common stock dividend distributions declared	—	—	—	—	—	(8,491)	(8,491)	—	(8,491)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	—	47,063	47,063	135	47,198

Balance - March 31, 2018	4,480	$112,000	36,132	$361	$334,597	$(50,332)	$396,626	$314	$396,940

The accompanying notes are an integral part of these condensed consolidated  financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss)/income	$(920)	$47,198
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	14,417	11,893
Amortization of deferred financing costs	337	632
Amortization of above/below market leases	(27)	(200)
Increase in straight-line rent/expense	(1,454)	(844)
Non-cash stock compensation	444	350
Net gain on sale of real estate property	—	(46,980)
Changes in non-cash working capital:
Rents receivable, net	(225)	322
Other assets	(1,710)	(1,741)
Accounts payable and accrued liabilities	(7,506)	(6,890)
Deferred rent	(485)	(2,124)
Tenant rent deposits	(45)	189

Net Cash Provided By Operating Activities	2,826	1,805

Cash Flows (to)/from Investing Activities:
Additions to real estate properties	(2,292)	(2,753)
Acquisition of real estate	(51,070)	—
Net proceeds from sale of real estate	17,426	84,839
Deferred leasing costs	(811)	(1,071)

Net Cash (Used In)/Provided By Investing Activities	(36,747)	81,015

Cash Flows from/(to) Financing Activities:
Debt issuance and extinguishment costs	(516)	(1,896)
Proceeds from mortgage loans payable	40,950	—
Repayment of mortgage loans payable	(1,137)	(33,134)
Proceeds from credit facility	35,000	18,500
Repayment of credit facility	(25,000)	(52,000)
Shares withheld for payment of taxes on restricted stock unit vesting	(224)	(64)
Contributions from non-controlling interests in properties	12	—
Distributions to non-controlling interests in properties	(134)	(29)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(11,148)	(10,318)

Net Cash Provided By/(Used In) Financing Activities	37,803	(78,941)

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,882	3,879
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	33,145	35,014

Cash, Cash Equivalents and Restricted Cash, End of Period	$37,027	$38,893

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	15,314	18,509
Restricted Cash, End of Period	21,713	20,384

Cash, Cash Equivalents and Restricted Cash, End of Period	$37,027	$38,893

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,679	$5,607
Purchases of additions in real estate properties included in accounts payable	$4,161	$3,503
Purchases of deferred leasing costs included in accounts payable	$192	$147

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

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

Adopted in the Current Year

In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

The Company adopted the new standard effective January 1, 2019 and elected the effective date method for the transition. The Company elected the following practical expedients:

•

Transition method practical expedient – permits the Company to use the effective date as the date of initial application. Upon adoption, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. Financial information and disclosures for periods before January 1, 2019 were not updated.

•

Package of practical expedients – permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. This allowed the Company to continue classifying its leases at transition in substantially the same manner.

•

Single component practical expedient – permits the Company to not separate lease and non-lease components of leases. Upon transition, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the condensed consolidated statement of operations.

•	Land easement practical expedient – permits the Company not to reassess under the new standard its prior conclusions about land easements.

•	Short-term lease practical expedient – permits the Company not to recognize leases with a term equal to or less than 12 months.

Lessor Accounting

The accounting for lessors under the new standard remained relatively unchanged with a few targeted updates impacting the Company, which included: (i) narrower definition of initial direct costs that requires certain costs to be expensed rather than capitalized, and (ii) provisions for uncollectible rents to be recorded as a reduction in revenue rather than as bad debt expense.

Lessee Accounting

The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating at inception, with classification affecting the pattern and recording of expenses in the statement of operations. Upon transition the Company recognized right-of use assets and lease liabilities principally for its ground and office leases.

3. Real Estate Investments

Acquisitions

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the three months ended March 31, 2019 (in thousands):

Canyon Park
Land	$7,098
Buildings and improvements	36,619
Tenant improvements	1,797
Acquired intangible assets	8,109
Prepaid expenses and other assets	10
Accounts payable and other liabilities	(1,266)
Lease intangible liabilities	(1,297)

Total consideration	$51,070

Sale of Real Estate Property

On February 7, 2019, the Company sold the Plaza 25 property in Denver, Colorado for $17.9 million. No gain or loss was recognized on the sale as the property was carried at fair value less cost to sell on the date of disposition.

On March 8, 2018, the Company sold the Washington Group Plaza property in Boise, Idaho for $86.5 million, resulting in an aggregate net gain of $47.0 million, net of $1.7 million in costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations. In connection with the sale of the property, certain debt repayments were made.

Assets Held for Sale

On February 27, 2019, the Company entered into a Purchase and Sale agreement to sell the 10455 Pacific Center Court building of the Sorrento Mesa property for $16.5 million. The Company determined that the property met the criteria for classification as held for sale as of March 31, 2019. The transaction is anticipated to close in the second quarter of 2019, subject to customary closing conditions. As of March 31, 2019, a $1.0 million non-refundable deposit has been received.

The property has been classified as held for sale as of March 31, 2019 (in thousands):

March 31, 2019	10455 Pacific Center Court
Real estate properties, net	$14,231
Acquired lease intangible assets, net	1,350
Rents receivable, prepaid expenses and other assets	351

Assets held for sale	$15,932

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(270)

Liabilities related to assets held for sale	$(270)

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of March 31, 2019 and December 31, 2018 were comprised as follows (in thousands):

	Lease Intangible Assets					Lease Intangible Liabilities
March 31, 2019	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$11,319	$—	$85,219	$34,526	$131,064	$(14,222)	$(138)	$(14,360)
Accumulated amortization	(5,292)	—	(37,903)	(13,218)	(56,413)	4,713	37	4,750

	$6,027	$—	$47,316	$21,308	$74,651	$(9,509)	$(101)	$(9,610)

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2018	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$10,595	$1,855	$82,474	$31,706	$126,630	$(12,925)	$(138)	$(13,063)
Accumulated amortization	(4,800)	(19)	(34,273)	(12,037)	(51,129)	4,140	36	4,176

	$5,795	$1,836	$48,201	$19,669	$75,501	$(8,785)	$(102)	$(8,887)

(1)

For the below market ground lease asset the Company is the lessee, whereas, for the below market ground lease liability the Company is the lessor. Upon the adoption of Topic 842 on January 1, 2019, the Company derecognized the below market ground lease intangible asset related to one of its lessee ground leases and included the net carrying value of the intangible asset within the right-of-use asset recognized upon transition to the new standard.

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2019	$14,962
2020	17,692
2021	14,416
2022	6,652
2023	3,789
Thereafter	7,530

$65,041

5. Debt

The following table summarizes the indebtedness as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Property	March 31, 2019	December 31, 2018	Interest Rate as of March 31, 2019(1)		Maturity
Unsecured Credit Facility (2)	$157,500	$147,500	LIBOR +1.60	%(3)	March 2022
Midland Life Insurance (4)	86,560	86,973	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
190 Office Center	41,250	41,250	4.79		October 2025
Canyon Park (5)	40,950	—	4.30		March 2027
Circle Point	39,650	39,650	4.49		September 2028
SanTan	34,492	34,682	4.56		March 2027
Intellicenter	33,350	33,481	4.65		October 2025
The Quad	30,600	30,600	4.20		September 2028
FRP Collection	29,439	29,589	3.85		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027
Greenwood Blvd	22,425	22,425	4.60		December 2025
5090 N 40th St	22,000	22,000	3.92		January 2027
AmberGlen	20,000	20,000	3.69		May 2027
Lake Vista Pointe	17,963	18,044	4.28		August 2024
Central Fairwinds	17,798	17,882	4.00		June 2024
FRP Ingenuity Drive	17,000	17,000	4.44		December 2024
Carillon Point	16,242	16,330	3.50		October 2023

Total Principal	701,219	651,406
Deferred financing costs, net	(6,230)	(6,052)

Total	$694,989	$645,354

(1)	All interest rates are fixed interest rates with the exception of the unsecured credit facility (“Unsecured Credit Facility”) as explained in footnote 2 below.
(2)

As of March 31, 2019, the Unsecured Credit Facility had $250 million authorized with $157.5 million drawn and a $5.3 million letter of credit to satisfy escrow requirements for a mortgage lender. On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(3)	As of March 31, 2019, the one month LIBOR rate was 2.49%.
(4)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center.
(5)

The mortgage loan anticipated repayment date (“ARD”) is March 1, 2027. The final scheduled maturity date can be extended up to 5 years beyond the ARD. If the loan is not paid off at ARD date, Loan’s interest rate shall be adjusted to the greater of (i) the initial interest rate plus 200 basis points or (ii) the yield on the five year “on the run” treasury reported by Bloomberg market data service plus 450 basis points.

The scheduled principal repayments of debt as of March 31, 2019 are as follows (in thousands):

2019	$3,712
2020	5,834
2021	88,754
2022	163,277
2023	47,415
Thereafter	392,227

$701,219

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of March 31, 2019 and December 31, 2018, the Company did not have any hedges or derivatives.

Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $548.0 million and $503.3 million as of March 31, 2019 and December 31, 2018, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreement

For the three months ended March 31, 2019 and 2018, the Company earned $0.1 million and $0.2 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (“Second City”).

8. Leases

Lessor Accounting

The Company is focused on acquiring, owning and operating high-quality office properties for lease to a stable and diverse tenant base. Our properties have both full-service gross and net leases which are generally classified as operating leases. Rental income related to such leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under the new leasing standard. As a result, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the condensed consolidated statement of operations.

For the three months ended March 31, 2019, the Company recognized $37.1 million of rental and other revenue related to its operating leases (in thousands):

Fixed payments	$32,199
Variable payments	4,880

$37,079

Future minimum lease payments to be received by the Company as of March 31, 2019 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2019	$86,919
2020	108,063
2021	97,491
2022	79,821
2023	61,816
Thereafter	136,400

$570,510

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate. Nine state government tenants currently have the exercisable right to terminate their leases if the applicable state legislature does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 8.1% of the Company’s total future minimum lease payments as of March 31, 2019.

Lessee Accounting

As a lessee, the Company has ground and office leases which were classified as operating leases. Upon adoption of Topic 842, on January 1, 2019 the Company recognized right-of-use assets of $9.2 million and lease liabilities of $7.2 million. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset which was included within the right-of-use assets recognized upon transition. As of March 31, 2019, these leases had remaining terms of 2 to 70 years and a weighted average remaining lease term of 57 years. Operating right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

March 31, 2019
Right-of-use asset – operating leases	$10,256
Lease liability – operating leases	$8,183

Operating lease liabilities are measured at the commencement date based on the present value of future lease payments. One of the Company’s operating ground lease includes rental payment increases over the lease term based on increases in the Consumer Price Index (“CPI”). Changes in the CPI were not estimated as part of the measurement of the operating lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 6.31% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments.

Operating lease right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for the three months ended March 31, 2019 was $0.2 million.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2019 for the next five years and thereafter are as follows (in thousands):

2019	$360
2020	782
2021	781
2022	741
2023	659
Thereafter	27,277

Total future minimum lease payments	30,600
Discount	(22,417)

Total	$8,183

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2019 management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Common Stock and Common Unit Distributions

On March 15, 2019, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.235 per share for the quarterly period ended March 31, 2019. The dividend was paid subsequent to quarter end on April 25, 2019 to common stockholders and common unitholders of record as of the close of business on April 11, 2019, resulting in an aggregate payment of $9.3 million.

Preferred Stock Distributions

On March 15, 2019 the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per share for an aggregate amount of $1.9 million for the quarterly period ended March 31, 2019. The dividend was paid subsequent to quarter end on April 25, 2019 to preferred stockholders of record as of the close of business on April 11, 2019.

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

On May 2, 2019, the Company’s stockholders approved an amendment to the Equity Incentive Plan increasing the maximum number of shares of common stock that may be issued under the Equity Incentive Plan from 1,263,580 shares to 2,263,580 shares. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

During the three months ended March 31, 2019, 162,500 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive employees with a fair value of $1.8 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended March 31, 2019 the Company recognized net compensation expense of $0.4 million related to the RSUs.

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

•

other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

Revenue Base

As of March 31, 2019, we owned 26 properties comprised of 64 office buildings with a total of approximately 5.7 million square feet of net rentable area (“NRA”). As of March 31, 2019, our properties were approximately 92.6% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in our Lake Vista Pointe, FRP Ingenuity Drive, Sorrento Mesa, Superior Pointe, and Canyon Park properties have triple net leases. Certain tenants at AmberGlen, FRP Collection, 2525 McKinnon, Circle Point and The Quad have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Our Properties

As of March 31, 2019, we owned 26 office complexes comprised of 64 office buildings with a total of approximately 5.7 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of March 31, 2019 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2) ($000s)
Phoenix, AZ (21.4% of NRA)	Pima Center	100.0%	272	96.5%	$27.14	$27.14	$7,119
	SanTan	100.0%	267	98.6%	$27.35	$27.35	$7,187
	5090 N 40th St	100.0%	175	95.8%	$28.89	$28.89	$4,837
	Camelback Square	100.0%	173	81.1%	$29.17	$29.17	$4,097
	The Quad	100.0%	163	100.0%	$27.98	$28.23	$4,561
	Papago Tech	100.0%	163	100.0%	$21.33	$21.33	$3,471

Denver, CO (18.4%)	Cherry Creek	100.0%	356	100.0%	$18.53	$18.53	$6,591
	Circle Point	100.0%	272	98.8%	$17.43	$30.33	$4,684
	DTC Crossroads	100.0%	189	53.7%	$26.24	$26.24	$2,665
	Superior Pointe	100.0%	151	92.8%	$17.27	$29.27	$2,420
	Logan Tower	100.0%	71	80.1%	$20.88	$20.88	$1,192

Tampa, FL (18.4%)	Park Tower	94.8%	471	91.9%	$24.34	$24.34	$10,521
	City Center	95.0%	241	94.9%	$25.47	$25.47	$5,833
	Intellicenter	100.0%	204	100.0%	$23.44	$23.44	$4,771
	Carillon Point	100.0%	124	100.0%	$27.65	$27.65	$3,434

Orlando, FL (12.7%)	FRP Collection	95.0%	272	87.9%	$24.30	$26.53	$5,802
	Central Fairwinds	97.0%	168	91.1%	$24.77	$24.77	$3,795
	Greenwood Blvd	100.0%	155	100.0%	$22.75	$22.75	$3,527
	FRP Ingenuity Drive	100.0%	125	100.0%	$21.50	$29.50	$2,677

San Diego, CA (10.3%)	Sorrento Mesa	100.0%	296	85.3%	$25.02	$31.02	$6,318
	Mission City	100.0%	286	94.4%	$34.90	$34.90	$9,416

Dallas, TX (10.2%)	190 Office Center	100.0%	303	89.5%	$25.05	$25.05	$6,801
	Lake Vista Pointe	100.0%	163	100.0%	$15.50	$23.50	$2,532
	2525 McKinnon	100.0%	111	96.5%	$27.47	$43.76	$2,952

Seattle, WA (3.6%)	Canyon Park	100.0%	207	100.0%	$21.20	$29.20	$4,384

Portland, OR (3.5%)	AmberGlen	76.0%	201	96.9%	$21.09	$23.68	$4,110

Total / Weighted Average – Excluding Assets Held for Sale (3)			5,579	93.4%	$24.13	$26.71	$125,697

San Diego, CA (1.5%)	Sorrento Mesa – 10455	100.0%	89	45.8%	$22.11	$28.11	$897

Total / Weighted Average – March 31, 2019 (3)			5,668	92.6%	$24.12	$26.72	$126,594

(1)

For Superior Pointe, FRP Ingenuity Drive, Lake Vista Pointe, Sorrento Mesa, and Canyon Park the annualized base rent per square foot on a triple net basis was increased by $12, $8, $8, $6, and $8 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed up by $7 on a pro rata basis. FRP Collection has net leases for five tenants which have been grossed up by $9 on a pro-rata basis. 2525 McKinnon has net leases for nine tenants which have been grossed up by $17 on a pro-rata basis. Circle Point has net leases for fourteen tenants which have been grossed up by $13 on a pro-rata basis. The Quad has one tenant with a net lease, which has been grossed up by $8 on a pro-rata basis.

(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2019 by (ii) 12.
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

Summary of Significant Accounting Policies

The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 except for the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) as outlined in Note 2 of the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Rental and Other Revenues. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $5.6 million, or 18%, to $37.1 million for the three months ended March 31, 2019 compared to $31.5 million for the three months ended March 31, 2018. Of this increase, $1.8 million was attributable to the acquisition of Pima Center in April 2018, $2.0 million from the acquisition of Circle Point in July 2018, $1.4 million from the acquisition of The Quad in July 2018, $1.2 million from the acquisition of Greenwood Blvd in December 2018, $1.2 million from the acquisition of Camelback Square in December 2018 and $0.6 million from the acquisition of Canyon Park in February 2019. Revenue from Central Fairwinds, Park Tower and FRP Collection also increased by $0.3 million, $0.3 million and $0.1 million, respectively, as a result of increased average occupancy over the prior year. Offsetting these increases, Washington Group Plaza decreased by $1.7 million due to the sale of the property in March 2018 and Plaza 25 decreased by $0.4 million due to the sale of the property in February 2019. Revenue from DTC Crossroads decreased $0.3 million as a result of decreased occupancy over the prior year and Sorrento Mesa also decreased by $1.1 million as a result of the termination fee payment received in the prior year. The remaining properties’ revenues were modestly higher in comparison to the prior year primarily as a result of modest mark-to-market increases in rents upon renewal. Upon adoption of Topic 842, prior year amounts disclosed in rental income, expense reimbursement, and other have been combined into a single line to conform to current period presentation.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $5.1 million, or 20%, to $30.6 million for the three months ended March 31, 2019, from $25.5 million for the same period in 2018, primarily due to acquisitions described above. Total operating expenses increased by $1.8 million, $2.0 million, $0.9 million, $0.7 million, $1.0 million and $0.3 million, respectively, from the acquisitions of Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square and Canyon Park properties. Washington Group Plaza operating expenses decreased by $0.8 million due to its sale in March 2018 and Plaza 25 operating expenses decreased by $0.6 million due to its sale in February 2019. The remaining operating expenses were relatively unchanged in comparison to the prior year.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.2 million, or 19%, to $13.8 million for the three months ended March 31, 2019 from $11.6 million for the same period in 2018. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square and Canyon Park contributed an additional $0.6 million, $1.0 million, $0.4 million, $0.4 million, $0.3 million and $0.1 million in additional property operating expenses, respectively. Washington Group Plaza decreased by $0.8 million due to the sale of that property in March 2018 and Plaza 25 decreased by $0.2 million due to the sale of that property in February 2019. The remaining property operating expenses aggregate to an overall $0.4 million increase in comparison to the prior year.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.3 million, or 16%, to $2.3 million for the three months ended March 31, 2019 compared to $2.0 million for the same period in 2018. The increase was primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $2.5 million, or 21%, to $14.4 million for the year ended March 31, 2019 compared to $11.9 million for the same period in 2018, primarily due to the addition of the Papago Tech, Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square and Canyon Park properties offset by a decrease at Washington Group Plaza and Plaza 25 due to the sale of those properties.

Other Expense (Income)

Interest Expense. Interest expense increased $1.7 million, or 29%, to $7.5 million for the three months ended March 31, 2019, compared to $5.8 million for the corresponding period in 2018. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Circle Point, The Quad, Greenwood Blvd and Canyon Park property level debt increased by $0.5 million, $0.3 million, $0.3 million and $0.1 million, respectively, and the interest on the line of credit increased by $0.9 million as a result of acquisitions funded by our $250 million Unsecured Credit Facility (“Unsecured Credit Facility”). These increases were offset by a $0.2 million and $0.2 million, respective decrease in the Washington Group Plaza and Plaza 25 debt as a result of the sale of those properties and the extinguishment of its property level debt.

Cash Flows

Comparison of Three Months Ended March 31, 2019 to Three Months Ended March 31, 2018

Cash, cash equivalents and restricted cash were $37.0 million and $38.9 million as of March 31, 2019 and March 31, 2018, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $1.0 million to $2.8 million for the three months ended March 31, 2019 compared to $1.8 million for the same period in 2018. The increase was primarily attributable to increased operating cash flows from acquisitions.

Cash flow to investing activities. Net cash used in investing activities increased by $117.7 million to $36.7 million for the three months ended March 31, 2019 compared to $81.0 million provided by investing activities for the same period in 2018. The increase in cash used in investing activities was primarily due to the acquisition of Canyon Park in the first quarter 2019. Additionally, we realized lower proceeds from the sale of real estate in the first quarter 2019 compared to the first quarter 2018, which included proceeds from the sale of Washington Group Plaza in 2018.

Cash flow from financing activities. Net cash provided by financing activities increased by $116.7 million to $37.8 million for the three months ended March 31, 2019 compared to $78.9 million used in financing activities in the same period in 2018. Cash flow provided by financing activities increased primarily due to higher net proceeds from mortgage loans and credit facility borrowings in 2019 compared to 2018.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $15.3 million of cash and cash equivalents and $21.7 million of restricted cash as of March 31, 2019.

On March 15, 2018 the Company entered into a $250 million Unsecured Credit Facility, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of March 31, 2019, we had approximately $157.5 million outstanding under our Unsecured Credit Facility and a $5.3 million letter of credit to satisfy escrow requirements for a mortgage lender.

The Company and the Operating Partnership previously entered into the equity distribution agreements (collectively, the “EDAs”) with the sales agents named therein (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 6,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals. Pursuant to the EDAs, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the EDAs. The Company has no obligation to sell any of the shares under the EDAs and may at any time suspend solicitations and offers under, or terminate, the EDAs.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, reserves established from existing cash, proceeds from our public offerings, including under our at the market issuance program, and borrowings under our mortgage loans and our Unsecured Credit Facility.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of March 31, 2019, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2019	2020-2021	2022-2023	More than 5 years
Principal payments on mortgage loans	$701,219	$3,712	$94,588	$210,692	$392,227
Interest payments (1)	165,881	22,255	56,519	38,745	48,362
Tenant-related commitments	13,583	12,468	516	599	—
Operating lease obligations	30,600	360	1,563	1,400	27,277

Total	$911,283	$38,795	$153,186	$251,436	$467,866

(1)	Contracted interest on the floating rate debt was calculated based on our Unsecured Credit Facility balance and interest rate at March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had a $5.3 million letter of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for a mortgage lender.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of March 31, 2019, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of March 31, 2019, approximately $543.7 million, or 77.5%, of our debt had fixed interest rates and approximately $157.5 million, or 22.5%, had variable interest rates. A 10% increase in LIBOR would increase our interest costs by approximately $0.4 million on debt outstanding as of March 31, 2019, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would decrease our interest costs by approximately $0.4 million on debt outstanding as of March 31, 2019, and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of March 31, 2019, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: May 3, 2019

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2019

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)