Form 10-Q
period 2019-09-30
City Office REIT, Inc.
filed 2019-11-01
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-36409

CITY OFFICE REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	98-1141883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 Burrard Street

Suite 3210

Vancouver, BC

V6C 2X8

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 806-3366

Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.01 par value 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	“CIO” “CIO.PrA”	New York Stock Exchange New York Stock Exchange

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 29, 2019 was 54,547,063.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	September 30, 2019	December 31, 2018
Assets
Real estate properties
Land	$230,034	$223,789
Building and improvement	782,576	704,113
Tenant improvement	91,016	77,426
Furniture, fixtures and equipment	285	319

	1,103,911	1,005,647
Accumulated depreciation	(93,623)	(70,484)

	1,010,288	935,163

Cash and cash equivalents	12,281	16,138
Restricted cash	20,240	17,007
Rents receivable, net	31,844	26,095
Deferred leasing costs, net	11,235	10,402
Acquired lease intangible assets, net	73,394	75,501
Other assets	16,830	2,755
Assets held for sale	13,905	17,370

Total Assets	$1,190,017	$1,100,431

Liabilities and Equity
Liabilities:
Debt	$651,693	$645,354
Accounts payable and accrued liabilities	28,431	25,892
Deferred rent	5,574	5,331
Tenant rent deposits	5,691	4,564
Acquired lease intangible liabilities, net	8,763	8,887
Other liabilities	21,349	11,148
Liabilities related to assets held for sale	356	878

Total Liabilities	721,857	702,054

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,647,063 and 39,544,073 shares issued and outstanding	476	395
Additional paid-in capital	483,200	377,126
Accumulated deficit	(128,823)	(92,108)
Accumulated other comprehensive income	247	—

Total Stockholders’ Equity	467,100	397,413
Non-controlling interests in properties	1,060	964

Total Equity	468,160	398,377

Total Liabilities and Equity	$1,190,017	$1,100,431

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Rental and other revenues	$38,946	$33,547	$117,236	$95,317

Operating expenses:
Property operating expenses	14,384	13,253	42,754	36,627
General and administrative	2,775	1,850	8,435	5,793
Depreciation and amortization	15,035	13,379	44,057	37,044

Total operating expenses	32,194	28,482	95,246	79,464

Operating income	6,752	5,065	21,990	15,853

Interest expense:
Contractual interest expense	(7,378)	(5,915)	(22,022)	(16,184)
Amortization of deferred financing costs and debt fair value	(321)	(311)	(992)	(1,297)

	(7,699)	(6,226)	(23,014)	(17,481)
Net gain on sale of real estate property	—	—	478	46,980

Net (loss)/income	(947)	(1,161)	(546)	45,352
Less:
Net income attributable to non-controlling interests in properties	(164)	(135)	(498)	(384)

Net (loss)/income attributable to the Company	(1,111)	(1,296)	(1,044)	44,968
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)

Net (loss)/income attributable to common stockholders	$(2,966)	$(3,151)	$(6,609)	$39,403

Net (loss)/income per common share:
Basic	$(0.07)	$(0.08)	$(0.16)	$1.08

Diluted	$(0.07)	$(0.08)	$(0.16)	$1.07

Weighted average common shares outstanding:
Basic	42,591	37,494	40,610	36,572

Diluted	42,591	37,494	40,610	36,920

Dividend distributions declared per common share	$0.235	$0.235	$0.705	$0.705

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net (loss)/income	$(947)	$(1,161)	$(546)	$45,352
Unrealized cash flow hedge gains	247	—	247	—

Comprehensive (loss)/income	(700)	(1,161)	(299)	45,352
Less:
Comprehensive income attributable to non-controlling interests in properties	(164)	(135)	(498)	(384)

Comprehensive (loss)/income attributable to the Company	(864)	(1,296)	(797)	44,968
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)

Comprehensive (loss)/income attributable to common stockholders	$(2,719)	$(3,151)	$(6,362)	$39,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance – December 31, 2018	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$—	$397,413	$964	$398,377
Restricted stock award grants and vesting	—	—	92	1	302	(83)	—	220	—	220
Common stock dividend distributions declared	—	—	—	—	—	(9,314)	—	(9,314)	—	(9,314)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	12	12
Distributions	—	—	—	—	—	—	—	—	(134)	(134)
Net income	—	—	—	—	—	(1,089)	—	(1,089)	169	(920)

Balance – March 31, 2019	4,480	$112,000	39,636	$396	$377,428	$(104,449)	$—	$385,375	$1,011	$386,386

Restricted stock award grants and vesting	—	—	11	—	509	(99)	—	410	—	410
Common stock dividend distributions declared	—	—	—	—	—	(9,318)	—	(9,318)	—	(9,318)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	10	10
Distributions	—	—	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	1,156	—	1,156	165	1,321

Balance – June 30, 2019	4,480	$112,000	39,647	$396	$377,937	$(114,565)	$—	$375,768	$1,030	$376,798

Restricted stock award grants and vesting	—	—	—	—	527	(95)	—	432	—	432
Net proceeds from sale of common stock	—	—	8,000	80	104,736	—	—	104,816	—	104,816
Common stock dividend distributions declared	—	—	—	—	—	(11,197)	—	(11,197)	—	(11,197)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	46	46
Distributions	—	—	—	—	—	—	—	—	(180)	(180)
Net income	—	—	—	—	—	(1,111)	—	(1,111)	164	(947)
Unrealized cash flow hedge gains	—	—	—	—	—	—	247	247	—	247

Balance – September 30, 2019	4,480	$112,000	47,647	$476	$483,200	$(128,823)	$247	$467,100	$1,060	$468,160

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2017	4,480	$112,000	36,012	$360	$334,241	$(86,977)	$—	$359,624	$208	$359,832
Restricted stock award grants and vesting	—	—	120	1	356	(72)	—	285	—	285
Common stock dividend distributions declared	—	—	—	—	—	(8,491)	—	(8,491)	—	(8,491)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	—	47,063	—	47,063	135	47,198

Balance—March 31, 2018	4,480	$112,000	36,132	$361	$334,597	$(50,332)	$—	$396,626	$314	$396,940

Restricted stock award grants and vesting	—	—	1	—	412	(80)	—	332	—	332
Common stock dividend distributions declared	—	—	—	—	—	(8,491)	—	(8,491)	—	(8,491)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	43	43
Distributions	—	—	—	—	—	—	—	—	(135)	(135)
Net income	—	—	—	—	—	(798)	—	(798)	114	(684)

Balance—June 30, 2018	4,480	$112,000	36,133	$361	$335,009	$(61,556)	$—	$385,814	$336	$386,150

Restricted stock award grants and vesting	—	—	—	—	436	(79)	—	357	—	357
Net proceeds from sale of common stock	—	—	3,411	34	42,868	—	—	42,902	—	42,902
Common stock dividend distributions declared	—	—	—	—	—	(9,293)	—	(9,293)	—	(9,293)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Minority interest buyout	—	—	—	—	(1,624)	—	—	(1,624)	485	(1,139)
Distributions	—	—	—	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	—	(1,296)	—	(1,296)	135	(1,161)

Balance—September 30, 2018	4,480	$112,000	39,544	$395	$376,689	$(74,079)	$—	$415,005	$746	$415,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss)/income	$(546)	$45,352
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	44,057	37,044
Amortization of deferred financing costs and debt fair value	992	1,297
Amortization of above/below market leases	(67)	(143)
Increase in straight-line rent/expense	(4,591)	(3,491)
Non-cash stock compensation	1,310	1,061
Net gain on sale of real estate property	(478)	(46,980)
Changes in non-cash working capital:
Rents receivable, net	(1,512)	(1,177)
Other assets	(337)	(162)
Accounts payable and accrued liabilities	(1,217)	(1,434)
Deferred rent	73	(1,428)
Tenant rent deposits	(421)	140

Net Cash Provided By Operating Activities	37,263	30,079

Cash Flows to Investing Activities:
Additions to real estate properties	(13,855)	(15,785)
Acquisition of real estate	(108,358)	(162,462)
Net proceeds from sale of real estate	33,941	84,839
Deferred leasing costs	(2,474)	(3,222)

Net Cash Used In Investing Activities	(90,746)	(96,630)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	104,816	42,902
Debt issuance and extinguishment costs	(995)	(2,662)
Proceeds from borrowings	154,750	269,824
Repayment of borrowings	(171,575)	(212,128)
Shares withheld for payment of taxes on restricted stock unit vesting	(246)	(87)
Minority interest buyout	—	(1,139)
Contributions from non-controlling interests in properties	68	43
Distributions to non-controlling interests in properties	(470)	(374)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(33,489)	(31,010)

Net Cash Provided By Financing Activities	52,859	65,369

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(624)	(1,182)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	33,145	35,014

Cash, Cash Equivalents and Restricted Cash, End of Period	$32,521	$33,832

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	$12,281	$13,696
Restricted Cash, End of Period	20,240	20,136

Cash, Cash Equivalents and Restricted Cash, End of Period	$32,521	$33,832

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,262	$15,967
Purchases of additions in real estate properties included in accounts payable	$2,264	$4,379
Purchases of deferred leasing costs included in accounts payable	$298	$430
Unrealized cash flow hedge gains	$247	$—
Debt assumed on acquisition of real estate	$22,473	$—

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

The Company’s interest in the Operating Partnership entitles the Company to share in distributions from, and allocations of profits and losses of, the Operating Partnership in proportion to the Company’s percentage ownership of common units. As the sole general partner of the Operating Partnership, the Company has the exclusive power under the Operating Partnership’s partnership agreement, as amended, to manage and conduct the Operating Partnership’s business, subject to limited approval and voting rights of the limited partners.

The Company has elected to be taxed, and will continue to operate in a manner that will allow it to continue to qualify, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for tax years beginning before 2018, any applicable alternative minimum tax.

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

3. Real Estate Investments

Acquisitions

During the nine months ended September 30, 2019 and 2018 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
7601 Tech	September 2019	100%
Cascade Station	June 2019	100%
Canyon Park	February 2019	100%
The Quad	July 2018	100%
Circle Point	July 2018	100%
Pima Center	April 2018	100%

Each of the foregoing acquisitions were accounted for as asset acquisitions.

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2019 (in thousands):

	7601 Tech	Canyon Park	Cascade Station	Total Sept. 30, 2019
Land	$10,865	$7,098	$—	$17,963
Buildings and improvements	25,677	36,619	25,141	87,437
Tenant improvements	3,858	1,797	2,080	7,735
Lease intangible assets	7,401	8,109	3,134	18,644
Other assets	293	10	3,164	3,467
Debt	—	—	(697)	(697)
Accounts payable and other liabilities	(668)	(1,266)	(186)	(2,120)
Lease intangible liabilities	(79)	(1,297)	(220)	(1,596)

Net assets acquired	$47,347	$51,070	$32,416	$130,833

The acquisition of the Cascade Station property was partially funded through an assumption of debt in the amount of $22.5 million.

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2018 (in thousands):

	The Quad	Circle Point	Pima Center	Total Sept. 30, 2018
Land	$8,079	$8,744	$—	$16,823
Buildings and improvements	38,060	33,708	42,235	114,003
Tenant improvements	1,798	5,393	2,898	10,089
Lease intangible assets	4,209	10,299	10,691	25,199
Other assets	15	25	95	135
Accounts payable and other liabilities	(527)	(1,157)	(337)	(2,021)
Lease intangible liabilities	(1,247)	(390)	(129)	(1,766)

Net assets acquired	$50,387	$56,622	$55,453	$162,462

Sale of Real Estate Property

On May 7, 2019, the Company sold the 10455 Pacific Center building of the Sorrento Mesa property in San Diego, California for $16.5 million, resulting in an aggregate gain of $0.5 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations.

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

Assets Held for Sale

On May 10, 2019, the Company entered into a Purchase and Sale agreement to sell a land parcel at the Circle Point property for $6.5 million. The Company determined that the land parcel met the criteria for classification as held for sale as of September 30, 2019. The transaction is anticipated to close in the first quarter of 2020, subject to customary closing conditions. As of September 30, 2019, the Company has received a $0.5 million non-refundable deposit.

As of September 30, 2019 the Company determined that the Logan Tower property met the criteria for classification as held for sale.

These properties have been classified as held for sale as of September 30, 2019 (in thousands):

September 30, 2019	Logan Tower	Circle Point Land	Total
Real estate properties, net	$9,034	$4,441	$13,475
Deferred leasing costs, net	239	—	239
Acquired lease intangible assets, net	2	—	2
Rents receivable, prepaid expenses and other assets	189	—	189

Assets held for sale	$9,464	$4,441	$13,905

Acquired lease intangible liabilities, net	(10)	—	(10)
Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(296)	(50)	(346)

Liabilities related to assets held for sale	$(306)	$(50)	$(356)

On November 30, 2018, the Company entered into a Purchase and Sale agreement to sell the Plaza 25 property for $17.9 million. The transaction closed in February 2019. The property was presented as held for sale as of December 31, 2018 (in thousands):

December 31, 2018	Plaza 25
Real estate properties, net	$16,149
Deferred leasing costs, net	419
Acquired lease intangible assets, net	11
Rents receivable, prepaid expenses and other assets	791

Assets held for sale	$17,370

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(878)

Liabilities related to assets held for sale	$(878)

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of September 30, 2019 and December 31, 2018 were comprised as follows (in thousands):

	Lease Intangible Assets					Lease Intangible Liabilities
September 30, 2019	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$15,510	$—	$87,957	$36,523	$139,990	$(14,181)	$(138)	$(14,319)
Accumulated amortization	(6,363)	—	(44,822)	(15,411)	(66,596)	5,517	39	5,556

	$9,147	$—	$43,135	$21,112	$73,394	$(8,664)	$(99)	$(8,763)

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2018	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$10,595	$1,855	$82,474	$31,706	$126,630	$(12,925)	$(138)	$(13,063)
Accumulated amortization	(4,800)	(19)	(34,273)	(12,037)	(51,129)	4,140	36	4,176

	$5,795	$1,836	$48,201	$19,669	$75,501	$(8,785)	$(102)	$(8,887)

(1)

For the below market ground lease asset, the Company is the lessee, whereas, for the below market ground lease liability, the Company is the lessor. Upon the adoption of Topic 842 on January 1, 2019, the Company derecognized the below market ground lease intangible asset related to one of its lessee ground leases and included the net carrying value of the intangible asset within the right-of-use asset recognized upon transition to the new standard.

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2019	$5,098
2020	19,302
2021	15,990
2022	8,223
2023	5,361
Thereafter	10,657

$64,631

5. Debt

The following table summarizes the indebtedness as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Property	September 30, 2019	December 31, 2018	Interest Rate as of September 30, 2019 (1)		Maturity
Unsecured Credit Facility (3)	$43,325	$147,500	LIBOR +1.50	%(2)	March 2022
Term Loan (4)	50,000	—	LIBOR +1.40	(2)	September 2024
Midland Life Insurance (5)	85,720	86,973	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
190 Office Center	41,007	41,250	4.79		October 2025
Canyon Park (6)	40,950	—	4.30		March 2027
Circle Point	39,650	39,650	4.49		September 2028
SanTan	34,250	34,682	4.56		March 2027
Intellicenter	33,102	33,481	4.65		October 2025
The Quad	30,600	30,600	4.20		September 2028
FRP Collection (7)	29,142	29,589	3.10		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027
Cascade Station	22,390	—	4.55		May 2024
Greenwood Blvd (7)	22,425	22,425	3.15		December 2025
5090 N 40th St	22,000	22,000	3.92		January 2027
AmberGlen	20,000	20,000	3.69		May 2027
Lake Vista Pointe	17,800	18,044	4.28		August 2024
Central Fairwinds (8)	17,626	17,882	3.15		September 2024
FRP Ingenuity Drive	17,000	17,000	4.44		December 2024
Carillon Point (7)	16,067	16,330	3.10		October 2023

Total Principal	657,054	651,406
Deferred financing costs, net	(6,058)	(6,052)
Unamortized fair value adjustments	697	—

Total	$651,693	$645,354

(1)	All interest rates are fixed interest rates with the exception of the unsecured credit facility (“Unsecured Credit Facility”) and the term loan (“Term Loan”) as explained in footnotes 3 and 4 below.
(2)	As of September 30, 2019, the one month LIBOR rate was 2.09%.
(3)

On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility, which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. As of September 30, 2019, the Unsecured Credit Facility had $43.3 million drawn and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders. Borrowings under the Unsecured Credit Facility will bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(4)

In September 2019, the Company entered into a $50 million Term Loan increasing its authorized borrowings from $250 million to $300 million. Borrowings under the Term Loan will bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into a pay-fixed receive-variable interest rate swap with a five year term, effectively fixing the LIBOR component of the Term Loan at approximately 1.27% (the “Interest Rate Swap”). See Note 6 – Fair Value of Financial Measurements.

(5)	The mortgage loan is cross-collateralized by Cherry Creek, City Center and 7595 Tech (formerly “DTC crossroads”).
(6)

The mortgage loan anticipated repayment date (“ARD”) is March 1, 2027. The final scheduled maturity date can be extended up to 5 years beyond the ARD. If the loan is not paid off at ARD, loan’s interest rate shall be adjusted to the greater of (i) the initial interest rate plus 200 basis points or (ii) the yield on the five year “on the run” treasury reported by Bloomberg market data service plus 450 basis points.

(7)

In August 2019, the Company entered into loan modification agreements for FRP Collection, Carillon Point and Greendwood Blvd reducing the interest rates from 3.85% to 3.1%, 3.5% to 3.1% and 4.6% to 3.15% respectively.

(8)	In September 2019, the Company entered into a loan modification agreement for Central Fairwinds reducing the interest rate from 4.0% to 3.15%.

The scheduled principal repayments of debt as of September 30, 2019 are as follows (in thousands):

2019	$1,400
2020	6,328
2021	89,314
2022	49,853
2023	48,528
Thereafter	461,631

$657,054

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

During the three months ended September 30, 2019, the Company entered into an interest rate swap agreement for a notional amount of $50.0 million, which became effective September 2019. The five-year swap agreement terminates in September 2024. Pursuant to the agreement, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

The Interest Rate Swap qualifies as a cash flow hedge and has been recognized on the consolidated balance sheets at fair value. Gains and losses resulting from changes in the fair value of derivatives that qualify as cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

As of September 30, 2019, the Interest Rate Swap was reported as an asset at its fair value of approximately $0.2 million, which is included in other assets on the Company’s condensed consolidated balance sheet. For the nine months ended September 30, 2019 the amount of realized gains reclassified to interest expense due to payments received by the swap counterparty were nominal. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement.

As of December 31, 2018, the Company did not have any hedges or derivatives.

Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $586.1 million and $503.3 million as of September 30, 2019 and December 31, 2018, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreement

For the nine months ended September 30, 2019 and 2018, the Company earned $0.4 million and $0.5 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (collectively, “Second City”). Also during the nine months ended September 30, 2019, the Company was assigned a purchase contract which had been entered into by an entity affiliated with principals of Second City, which principals are also officers of the Company. The Company subsequently assigned the purchase contract to a third party during the nine months ended September 30, 2019. The Company paid no consideration to the related party for the contract other than return of deposits which the Company subsequently recovered from a third party in addition to an assignment fee. The Company recognized income of $2.6 million on the assignment of the purchase contract to the third party, which was recorded in rental and other revenues on the condensed consolidated statement of operations.

During the three months ended September 30, 2019, an indirect, wholly-owned subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the three months ended September 30, 2019 the amounts earned by the Company for the administrative services performed for Clarity were nominal.

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

For the three and nine months ended September 30, 2019, the Company recognized $38.9 million and $114.5 million, respectively, of rental and other revenue related to its operating leases (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Fixed payments	$33,495	$98,555
Variable payments	5,441	15,967

	$38,936	$114,522

Future minimum lease payments to be received by the Company as of September 30, 2019 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2019	$31,253
2020	116,812
2021	106,709
2022	89,349
2023	71,209
Thereafter	161,614

$576,946

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate. Seven state government tenants currently have the exercisable right to terminate their leases if the applicable state legislature does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 7.9% of the Company’s total future minimum lease payments as of September 30, 2019.

Lessee Accounting

As a lessee, the Company has ground and office leases classified as operating leases and one office lease classified as a financing lease. Upon adoption of Topic 842, on January 1, 2019, the Company recognized right-of-use assets of $9.2 million and lease liabilities of $7.2 million. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset, which was included within the right-of-use assets recognized upon transition. As of September 30, 2019, these leases had remaining terms of 2 to 69 years and a weighted average remaining lease term of 56 years. Operating and financing right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

As of September 30, 2019
Right-of-use asset – operating leases	$13,125
Lease liability – operating leases	$8,213
Right-of-use asset – financing leases	$85
Lease liability – financing leases	$84

Lease liabilities are measured at the commencement date based on the present value of future lease payments. One of the Company’s operating ground leases includes rental payment increases over the lease term based on increases in the Consumer Price Index (“CPI”). Changes in the CPI were not estimated as part of the measurement of the operating lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 6.31% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments.

Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for the three and nine months ended September 30, 2019 was $0.2 million and $0.6 million, respectively. Financing lease expense for the three and nine months ended September 30, 2019 was nominal.

Future minimum lease payments to be paid by the Company as a lessee as of September 30, 2019 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2019	$144	$6
2020	782	27
2021	781	27
2022	741	27
2023	659	4
Thereafter	27,277	—

Total future minimum lease payments	30,384	91
Discount	(22,170)	(7)

Total	$8,214	$84

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2019, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

The Company and the Operating Partnership previously entered into the amended equity distribution agreements (collectively, the “EDAs”) with the sales agents named therein (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 8,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). Pursuant to the EDAs, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the EDAs. The Company has no obligation to sell any of the shares under the EDAs and may at any time suspend solicitations and offers under, or terminate, the EDAs. During the nine month period ended September 30, 2019, the Company issued 8,000,000 shares of common stock under the ATM Program. The Company raised $106.5 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $104.8 million after deducting sales commissions and offering expenses.

Common Stock and Common Unit Distributions

On September 16, 2019, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.235 per common share for the quarterly period ended September 30, 2019. The dividend was paid subsequent to quarter end on October 25, 2019 to common stockholders and common unitholders of record as of the close of business on October 11, 2019, resulting in an aggregate payment of $11.2 million.

Preferred Stock Distributions

On September 16, 2019, the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per preferred share for the quarterly period ended September 30, 2019. The dividend was paid subsequent to quarter end on October 25, 2019 to preferred stockholders of record as of the close of business on October 11, 2019, resulting in an aggregate payment of $1.9 million.

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

During the nine months ended September 30, 2019, 162,500 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive employees with a fair value of $1.8 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three and nine months ended September 30, 2019, the Company recognized net compensation expense of $0.4 million and $1.3 million, respectively, related to the RSUs. For the three and nine months ended September 30, 2018 the Company recognized net compensation expense of $0.4 million and $1.1 million, respectively, related to the RSUs.

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

11. Subsequent Events

On October 7, 2019, the Company completed a public offering pursuant to which the Company sold 6,900,000 shares of its common stock, inclusive of the overallotment option, for aggregate gross proceeds of $95.6 million.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. These forward looking statements may be identified by the use of words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general;

•	uncertainty regarding the Company’s obligations under its floating rate debt instruments upon discontinuation of LIBOR;

•

a material increase in institutional ownership of real estate in secondary markets that could result in, among others, compression of cap rates and fewer acquisition opportunities being available to the Company; and

•

other factors described in our news releases and filings with the United States Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

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

Revenue Base

As of September 30, 2019, we owned 28 properties comprised of 66 office buildings with a total of approximately 5.9 million square feet of net rentable area (“NRA”). As of September 30, 2019, our properties were approximately 91.2% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in our Lake Vista Pointe, 2525 McKinnon, Sorrento Mesa, and Canyon Park properties have triple net leases. Certain tenants at AmberGlen, Superior Pointe, Florida Research Park, Circle Point, The Quad, Cascade Station, and Denver Tech have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Our Properties

As of September 30, 2019, we owned 28 office complexes comprised of 66 office buildings with a total of approximately 5.9 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of September 30, 2019 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2) ($000s)
Phoenix, AZ (20.6% of NRA)	Pima Center	100.0%	272	87.0%	$27.19	$27.19	$6,431
	SanTan	100.0%	267	91.7%	$27.85	$27.85	$6,807
	5090 N 40th St	100.0%	175	95.8%	$29.03	$29.03	$4,861
	Camelback Square	100.0%	173	67.1%	$29.89	$29.89	$3,472
	The Quad	100.0%	163	100.0%	$28.66	$28.91	$4,672
	Papago Tech	100.0%	163	86.7%	$21.78	$21.78	$3,072
Denver, CO (19.7%)	Cherry Creek	100.0%	356	100.0%	$18.59	$18.59	$6,612
	Circle Point	100.0%	272	94.3%	$17.58	$30.47	$4,506
	Denver Tech (4)	100.0%	380	66.9%	$22.86	$27.69	$5,646
	Superior Pointe	100.0%	151	96.5%	$17.66	$29.17	$2,579
Tampa, FL (17.6%)	Park Tower	94.8%	471	92.4%	$24.58	$24.58	$10,696
	City Center	95.0%	241	91.8%	$25.49	$25.49	$5,652
	Intellicenter	100.0%	204	100.0%	$23.99	$23.99	$4,881
	Carillon Point	100.0%	124	100.0%	$28.16	$28.16	$3,498
Orlando, FL (12.2%)	Florida Research Park (5)	96.6%	397	89.4%	$23.44	$27.25	$8,262
	Central Fairwinds	97.0%	168	92.1%	$25.32	$25.32	$3,921
	Greenwood Blvd	100.0%	155	100.0%	$22.75	$22.75	$3,527
San Diego, CA (9.9%)	Sorrento Mesa	100.0%	296	85.3%	$25.27	$31.27	$6,380
	Mission City	100.0%	286	96.9%	$35.01	$35.01	$9,703
Dallas, TX (9.8%)	190 Office Center	100.0%	303	89.5%	$25.64	$25.64	$6,960
	Lake Vista Pointe	100.0%	163	100.0%	$16.00	$24.00	$2,613
	2525 McKinnon	100.0%	111	92.5%	$27.41	$44.41	$2,823
Portland, OR (5.6%)	AmberGlen	76.0%	201	96.9%	$21.30	$23.89	$4,151
	Cascade Station	100.0%	128	100.0%	$26.45	$32.45	$3,372
Seattle, WA (3.4%)	Canyon Park	100.0%	207	100.0%	$21.20	$29.20	$4,384

Total / Weighted Average – Excluding Assets Held For Sale (3)			5,827	91.4%	$24.35	$27.18	$129,481
Denver, CO (1.2%)	Logan Tower	100.0%	72	69.8%	$21.60	$21.60	$1,084

Total / Weighted Average – September 30, 2019 (3)			5,899	91.2%	$24.32	$27.13	$130,565

(1)

Lake Vista Pointe, 2525 McKinnon, Sorrento Mesa, and Canyon Park the annualized base rent per square foot on a triple net basis was increased by $8, $17, $6, and $8 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed up by $7 on a pro rata basis. Superior Pointe has net leases for eight tenants which have been grossed up by $12 on a pro-rata basis. Florida Research Park has net leases for six tenants which have been grossed up by $8 on a pro-rata basis. Circle Point has net leases for twelve tenants which have been grossed up by $13 on a pro-rata basis. The Quad has one tenant with a net lease, which has been grossed up by $8 on a pro-rata basis. Cascade Station has net leases for six tenants which have been grossed up by $7 on a pro-rata basis. Denver Tech has a net lease for one tenant which has been grossed up by $12 on a pro-rata basis.

(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2019 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy
(4)	Denver Tech comprises of 7601 Tech, which was acquired during the third quarter of 2019, and 7595 Tech (formerly “DTC Crossroads”).
(5)	Florida Research Park comprises of FRP Collection and FRP Ingenuity Drive.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

Rental and Other Revenues. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $5.4 million, or 16%, to $38.9 million for the three months ended September 30, 2019 compared to $33.5 million for the three months ended September 30, 2018. Of this increase, $0.4 million was from the acquisition of Circle Point in July 2018, $0.6 million was from the acquisition of The Quad in July 2018, $1.1 million was from the acquisition of Greenwood Blvd in December 2018, $1.1 million was from the acquisition of Camelback Square in December 2018, $1.3 million was from the acquisition of Canyon Park in February 2019, $0.9 million was from the acquisition of Cascade Station in June 2019 and $0.3 million was from the acquisition of 7601 Tech in September 2019. Revenue from Park Tower, Mission City and FRP Collection also increased by $0.2 million, $0.2 million, and $0.2 million, respectively, as a result of increased average occupancy over the prior-year period. Partially offsetting these increases, Plaza 25 decreased by $0.7 million due to the sale of the property in February 2019. The remaining properties’ revenues were relatively unchanged in comparison to the prior-year period.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $3.7 million, or 13%, to $32.2 million for the three months ended September 30, 2019, from $28.5 million for the three months ended September 30, 2018, primarily due to the acquisitions described above. Total operating expenses increased by $0.2 million, $0.7 million, $1.3 million, $0.6 million, $0.6 million and $0.3 million, respectively, from the acquisitions of The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech properties. Plaza 25 operating expenses decreased by $0.8 million due to its sale in February 2019. General and Administrative Expenses increased by approximately $0.8 million, related to higher payroll costs. The remaining operating expenses were relatively unchanged in comparison to the prior-year period.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $1.1 million, or 9%, to $14.4 million for the three months ended September 30, 2019 from $13.3 million for the three months ended September 30, 2018. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech contributed an additional $0.3 million, $0.4 million, $0.4 million, $0.1 million, $0.2 million and $0.1 million, respectively, in additional property operating expenses. Plaza 25 decreased by $0.5 million due to the sale of that property in February 2019. The remaining property operating expenses aggregate to a net $0.1 million increase in comparison to the prior-year period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.9 million, or 50%, to $2.8 million for the three months ended September 30, 2019 compared to $1.9 million for the three months ended September 30, 2018. The increase is primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 12%, to $15.0 million for the three months ended September 30, 2019 compared to $13.4 million for the three months ended September 30, 2018, primarily due to the addition of the The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech properties partially offset by a decrease at Plaza 25 due to the sale of the property.

Other Expense (Income)

Interest Expense. Interest expense increased $1.5 million, or 24%, to $7.7 million for the three months ended September 30, 2019, compared to $6.2 million for the three months ended September 30, 2018. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Circle Point, The Quad, Greenwood Blvd, Canyon Park and Cascade Station property level debt increased by $0.2 million, $0.2 million, $0.2 million, $0.5 million and $0.2 million, respectively, and the interest on the line of credit increased by $0.3 million as a result of acquisitions funded by our $250 million Unsecured Credit Facility (as defined below). These increases were partially offset by a $0.2 million decrease in the Plaza 25 debt as a result of its sale and the extinguishment of its property level debt.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Rental and Other Revenues. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $21.9 million, or 23%, to $117.2 million for the nine months ended September 30, 2019 compared to $95.3 million for the nine months ended September 30, 2018. Of this increase, $1.8 million was attributable to the acquisition of Pima Center in April 2018, $4.5 million from the acquisition of Circle Point in July 2018, $3.3 million from the acquisition of The Quad in July 2018, $3.4 million from the acquisition of Greenwood Blvd in December 2018, $3.5 million from the acquisition of Camelback Square in December 2018, $3.3 million from the acquisition of Canyon Park in February 2019, $1.1 million from the acquisition of Cascade Station in June 2019 and $0.3 million from the acquisition of 7601 Tech in September 2019. Revenue from Central Fairwinds, Park Tower, Mission City and FRP Collection also increased by $0.4 million, $0.8 million, $0.6 million and $0.5 million, respectively, as a result of increased average occupancy over the prior year. Partially offsetting these increases, Washington Group Plaza decreased by $1.7 million due to the sale of the property in March 2018 and Plaza 25 decreased by $1.7 million due to the sale of the property in February 2019. Revenue from 7595 Tech (formerly “DTC Crossroads”) decreased $0.6 million as a result of decreased occupancy over the prior year and Sorrento Mesa also decreased by $1.3 million as a result of the termination fee payment received in the prior year. The remaining properties’ revenues were modestly higher in comparison to the prior year primarily as a result of modest mark-to-market increases in rents upon renewal. Other Revenues benefited from a one-time payment of $2.6 million received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Upon adoption of Topic 842, prior year amounts disclosed in rental income, expense reimbursement, and other have been combined into a single line to conform to current period presentation.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $15.7 million, or

20%, to $95.2 million for the nine months ended September 30, 2019, from $79.5 million for the nine months ended September 30, 2018, primarily due to the acquisitions described above. Total operating expenses increased by $1.8 million, $4.0 million, $2.1 million, $2.2 million, $3.4 million, $1.6 million, $0.8 million and $0.3 million, respectively, from the acquisitions of Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech properties. Park Tower operating expenses also increased by $0.6 million due to the higher occupancy at that property. Washington Group Plaza operating expenses decreased by $0.8 million due to its sale in March 2018 and Plaza 25 operating expenses decreased by $2.1 million due to its sale in February 2019. Sorrento Mesa decreased by $1.5 million due to the sale of the 10455 Pacific Center building of the Sorrento Mesa property in May 2019. General and Administrative Expenses increased by approximately $2.4 million, of which $1.1 million was the result of one-time expenses and accruals incurred as a result of the assignment fee income earned during the nine months ended September 30, 2019 and the balance related to higher payroll costs. The remaining operating expenses were modestly higher in comparison to the prior-year period primarily due to higher occupancy at the properties.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $6.2 million, or 17%, to $42.8 million for the nine months ended September 30, 2019 from $36.6 million for the nine months ended September 30, 2018. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech contributed an additional $0.7 million, $2.0 million, $1.0 million, $1.2 million, $1.1 million, $0.4 million, $0.3 million and $0.1 million, respectively, in additional property operating expenses. Park Tower operating expenses also increased by $0.2 million due to the higher occupancy at that property. Washington Group Plaza decreased by $0.8 million due to the sale of that property in March 2018 and Plaza 25 decreased by $1.1 million due to the sale of that property in February 2019. The remaining property operating expenses aggregate to an overall $1.1 million increase in comparison to the prior-year period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $2.6 million, or 46%, to $8.4 million for the nine months ended September 30, 2019 compared to $5.8 million for the nine months ended September 30, 2018. Of this increase, $1.1 million can be attributed to the one-time expenses and accruals incurred as a result of the assignment fee income earned during the nine months ended September 30, 2019 as described above and the balance of the increase was primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $7.1 million, or 19%, to $44.1 million for the nine months ended September 30, 2019 compared to $37.0 million for the nine months ended September 30, 2018, primarily due to the addition of the Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech properties. These increases were partially offset by a decrease at Washington Group Plaza, Plaza 25, and the 10455 Pacific Center building of the Sorrento Mesa property due to the sale of those properties.

Other Expense (Income)

Interest Expense. Interest expense increased $5.5 million, or 32%, to $23.0 million for the nine months ended September 30, 2019, compared to $17.5 million for the nine months ended September 30, 2018. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Circle Point, The Quad, Greenwood Blvd, Canyon Park and Cascade Station property level debt increased by $1.2 million, $0.9 million, $0.8 million, $1.0 million and $0.3 million, respectively, and the interest on the line of credit increased by $2.3 million as a result of acquisitions funded by our $250 million Unsecured Credit Facility. These increases were partially offset by a $0.2 million and $0.5 million, respective decrease in the Washington Group Plaza and Plaza 25 debt as a result of the sale of those properties and the extinguishment of its property level debt.

Cash Flows

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

Cash, cash equivalents and restricted cash were $32.5 million and $33.8 million as of September 30, 2019 and September 30, 2018, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $7.2 million to $37.3 million for the nine months ended September 30, 2019 compared to $30.1 million for the nine months ended September 30, 2018. The increase was primarily attributable to increased operating cash flows from acquired properties.

Cash flow to investing activities. Net cash used in investing activities decreased by $5.9 million to $90.7 million for the nine months ended September 30, 2019 compared to $96.6 million used in investing activities for the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily due to lower cost of acquisitions of real estate in 2019 compared to 2018. Additionally, we realized lower proceeds from the sale of real estate in 2019 compared to 2018 which included proceeds from the sale of Washington Group Plaza in 2018.

Cash flow from financing activities. Net cash provided by financing activities decreased by $12.5 million to $52.9 million for the nine months ended September 30, 2019 compared to $65.4 million used in financing activities in the nine months ended September 30, 2018. Cash flow provided by financing activities decreased primarily due to lower net proceeds from borrowings compared to 2018. The decrease was partially offset by higher proceeds from sales of common stock in 2019 compared to 2018.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $12.3 million of cash and cash equivalents and $20.2 million of restricted cash as of September 30, 2019.

On March 15, 2018 the Company entered into a $250 million unsecured credit facility, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions (the “Unsecured Credit Facility”). The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022, and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of September 30, 2019, we had approximately $43.3 million outstanding under our Unsecured Credit Facility and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders.

In September 2019, the Company executed a third amendment to the Unsecured Credit Facility. The amendment increased the commitment under the facility from $250 million to $300 million by issuing a new tranche of term loan commitments in the principal amount of $50 million (the “Term Loan”). The five-year Term Loan bears interest at a rate of LIBOR plus a spread of 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company entered into a pay-fixed receive-variable interest rate swap with a notional amount of $50 million, effectively fixing the LIBOR component of the borrowing rate at approximately 1.27% (the “Interest Rate Swap”). Both the Term Loan and Interest Rate Swap mature in September 2024.

The Company and the Operating Partnership previously entered into the amended equity distribution agreements (collectively, the “EDAs”) with the sales agents named therein (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 8,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). Pursuant to the EDAs, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the EDAs. The Company has no obligation to sell any of the shares under the EDAs and may at any time suspend solicitations and offers under, or terminate, the EDAs. During the nine month period ended September 30, 2019, the Company issued 8,000,000 shares of common stock under the ATM Program. The Company raised $106.5 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $104.8 million after deducting sales commissions and offering expenses.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of September 30, 2019, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2019	2020-2021	2022-2023	More than 5 years
Principal payments on mortgage loans	$657,054	$1,400	$95,642	$98,381	$461,631
Interest payments (1)	146,206	6,567	49,921	40,737	48,981
Tenant-related commitments	11,885	6,304	4,982	599	—
Operating and financing lease obligations	30,475	150	1,617	1,431	27,277

Total	$845,620	$14,421	$152,162	$141,148	$537,889

(1)

Contracted interest on the floating rate Unsecured Credit Facility was calculated based on balance and interest rate at September 30, 2019. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had $7.0 million of letters of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for mortgage lenders.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. See Note 6 to our consolidated financial statements in Item 1 of this Report for more information regarding our derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal, because as of September 30, 2019, approximately $563.7 million, or 85.8%, of our debt had fixed interest rates and approximately $93.3 million, or 14.2%, had variable interest rates. Of the $93.3 million variable rate debt, $50 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the 30 day LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 93.4% of our debt had fixed rate debt and 6.6% had variable rate debt as of September 30, 2019. A 10% increase in LIBOR would increase our annual interest costs by approximately $0.2 million on debt outstanding as of September 30, 2019, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would decrease our annual interest costs by approximately $0.2 million on debt outstanding as of September 30, 2019 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

Interest rate risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of September 30, 2019, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

Item 1A. Risk Factors

The following risk factor replaces the risk factor disclosed under a similar heading in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. Except as presented below, there have been no material changes from the risk factors set forth in such Annual Report.

Our commitments to Second City Real Estate II Corporation (“Second City”), Clarity Real Estate III GP, Limited Partnership (“Clarity RE”), Clarity Real Estate Ventures GP, Limited Partnership (together with Clarity RE, “Clarity”), and their respective affiliates may give rise to various conflicts of interest.

We are subject to conflicts of interest arising out of our relationship with Second City and Clarity. As a result of the internalization of our former external advisor on February  1, 2016, we agreed to allow our management to continue to provide services to Second City under the terms of an administrative services agreement. In addition, the terms of the administrative services agreement and the employment agreements we entered into with each of our executive officers permit, under certain circumstances and subject to the oversight of our Board of Directors, our executive officers to advise or oversee new or additional funds in the future. On July  31, 2019, we, through an indirect, wholly-owned subsidiary, entered into a separate administrative services agreement with Clarity to provide administrative services to Clarity similar to those provided to Second City. These arrangements with Second City and Clarity may create potential conflicts of interests, including competition for the time and services of personnel that work for us and our affiliates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

Exhibit Number	Description

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Amendment No. 1 to the City Officer REIT, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019).

10.2	Administrative Services Agreement, dated July 31, 2019, by and among CIO Administrative Services, LLC, Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.3	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and James Farrar.* (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.4	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Gregory Tylee.* (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

10.5	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Anthony Maretic.* (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory Plan or arrangement
**

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: November 1, 2019
	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2019
	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)