Form 10-K
period 2019-12-31
City Office REIT, Inc.
filed 2020-02-26
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no: 001-36409

CITY OFFICE REIT, INC.

Maryland	98-1141883
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filter	☐	Accelerated filter	☒
Non-accelerated filter	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $465.7 million, based on the closing sales price of $11.99 per share as reported on the New York Stock Exchange.

As of February 24, 2020, the registrant had 54,591,047 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

We believe that our target markets offer the opportunity for attractive risk-adjusted returns due to the following characteristics: favorable economic growth trends, growing populations with above average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, low-cost centers for business operations, proximity to large universities and increasing office occupancy rates. Within our target markets, we focus primarily on Class A and B properties with a purchase price between $25 million and $100 million. We believe that we have a competitive advantage in acquiring these properties in our target markets because of our local relationships, prior transaction experience and reduced competition from large institutional investors in our typical transaction size.

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

At December 31, 2019, we owned 65 office buildings with a total of approximately 5.8 million square feet of net rentable area (“NRA”) in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. We believe that our properties are high quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant base, including federal and state governmental agencies and national and regional businesses. As of December 31, 2019, our portfolio was approximately 91.9% occupied. Our properties also have a stable, long-term tenancy profile and our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 4.4 years at December 31, 2019. The majority of our leases are full service gross leases pursuant to which our tenants reimburse us for operating expenses, property taxes and insurance in excess of a base amount. This structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income.

For further information on our target markets and the composition of our tenant base, see “Item 2—Properties.”

As of December 31, 2019, we had 20 full-time employees. We believe that our relations with our employees are satisfactory.

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

Drive Cash Flow Increases through Rent Growth: Our leases typically provide for contractual increases in base rental rates. These rental escalations are expected to result in predictable increases in rental revenues for us over time. We will continue to seek to include contractual rent escalators in future leases to further facilitate predictable growth in rental income. In circumstances where in-place rental rates are below market rental rates, we will aim to capture increases in cash flow by increasing rents to market.

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

Acquire Properties in Our Target Markets: We seek to expand our portfolio through acquisitions of office properties primarily located in our target 18-hour cities. We believe that current economic conditions and relatively low levels of competition from institutional buyers in our typical transaction size have created attractive investment opportunities for the acquisition of office properties in our target markets. We also use our management team’s market-specific knowledge as well as the expertise of our local real estate operators and our investment partners to identify acquisitions that we believe offer cash flow stability and value enhancement.

Lease Currently Vacant Space: As of December 31, 2019, our portfolio was approximately 91.9% occupied, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We have been successful in enhancing the appeal of vacant spaces by completing improvements to vacancies, creating or improving building amenities and renovating common areas.

Implement Improvements and Cost-Saving Initiatives: We actively pursue cost reduction initiatives, such as eliminating redundant or unnecessary expenses and engaging property tax appeal specialists to lower property tax costs, and make an ongoing effort to increase expense recoveries from tenants on new and renewed leases.

2019 Highlights

•	Acquired $144 million of high-quality office properties, including expanding our geographic footprint into Seattle and deepening our presence in Portland and Denver;

•	Disposed of three assets for an aggregate sale price of $47 million, selectively enhancing our portfolio;

•	Completed 692,000 square feet of new and renewal leasing, increasing portfolio occupancy from 90.4% to 91.9%;

•

Issued an aggregate 14,900,000 shares of common stock pursuant to the Company’s at-the-market offering program and a follow-on public offering, generating aggregate gross proceeds of approximately $202.1 million;

•	Upsized our unsecured credit facility (the “Unsecured Credit Facility”) from $250 million to $300 million;

•	Modified loan agreements at four of our properties, generating significant interest savings;

•	Achieved inclusion to the MSCI US REIT Index (RMZ); and

•	Declared and paid an aggregate of $0.94 of dividends per share of common stock.

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

Segment and Geographic Financial Information

During 2019, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cityofficereit.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, Investment, and Nominating and Corporate Governance Committees of our Board of Directors are also available on our website at www.cityofficereit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 3210-666 Burrard Street, Vancouver, British Columbia, V6C 2X8. The Company may, from time to time, amend these charters and policies, and such amended charters and policies will be posted on the Company’s website. Our telephone number is +1 (604) 806-3366. The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

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

As of December 31, 2019, approximately 27.8% of the base rental revenue of our properties was derived from our ten largest tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could seriously harm our results of operations.

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

Covenants in the Credit Agreement governing our Unsecured Credit Facility may cause us to fail to qualify as a REIT.

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our net taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Under the credit agreement governing our Unsecured Credit Facility (the “Credit Agreement”), we are subject to various financial covenants that may inhibit our ability to make distributions to our stockholders. If we are unable to make distributions to our stockholders, we will not be able to make sufficient distributions to maintain our REIT status.

We have a substantial amount of indebtedness outstanding which may affect our ability to pay distributions, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

Our total consolidated principal indebtedness, as of December 31, 2019, was approximately $612.3 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

As of December 31, 2019, our principal indebtedness represented approximately 49.8% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or City Office REIT Operating Partnership, L.P. (our “Operating Partnership”) may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our securities.

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

In September 2019, in connection with the increase in authorized borrowings under our Unsecured Credit Facility from $250.0 million to $300.0 million, we entered into the five-year interest rate swap for a notional amount of $50.0 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

The Interest Rate Swap has been designated and qualifies as a cash flow hedge and has been recognized on the consolidated balance sheets at fair value. Gains and losses resulting from changes in the fair value of derivatives that are designated and qualify as cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

As of December 31, 2019, the Interest Rate Swap was reported as an asset at its fair value of approximately $0.7 million, which is included in other assets on the Company’s consolidated balance sheet. For the year ended December 31, 2019 the amount of realized gains reclassified to interest expense due to payments received by the swap counterparty was $0.1 million. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement. See Note 7 to our consolidated financial statements in this report.

Changes in the method pursuant to which reference rates are determined and phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. Although there have been some issuances utilizing SOFR, it is unknown whether this alternative reference rate will attain market acceptance as a replacement for LIBOR. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. In addition, there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results. As such, the potential effect on us cannot yet be determined.

Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

Economic conditions may adversely affect the real estate market and our income.

Uncertainty over whether the U.S. economy will be adversely affected by inflation or stagflation, volatile energy costs, geopolitical issues, the possibility of any pandemic, the availability and cost of credit, future policy and fiscal decisions of the federal government, the mortgage market in the United States and the late-cycle real estate market may contribute to increased market volatility or threaten business and consumer confidence. This uncertain operating environment could adversely affect our ability to generate revenues, thereby reducing our operating income and earnings.

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

As of December 31, 2019, we owned seven properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.

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

Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 12.0% of the base rental revenue from our properties as of December 31, 2019, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

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

At any time, the U.S. federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. We cannot predict the long-term effect of any recent changes or any future changes on REITs and their stockholders. We and our stockholders could be adversely affected by any change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

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

At December 31, 2019, approximately 8.1%, 15.3% and 14.4% of our annualized base rent is scheduled to expire in 2020, 2021, and 2022, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our results of operations and cash flow.

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

As of December 31, 2019, we owned 25 office complexes comprised of 65 office buildings with a total of approximately 5.8 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of December 31, 2019.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2) ($000s)
Phoenix, AZ (20.8% of NRA)	Pima Center	100.0%	272	87.0%	$27.19	$27.19	$6,431
	SanTan	100.0%	267	91.7%	$28.05	$28.05	$6,855
	5090 N 40th St	100.0%	174	100.0%	$29.28	$29.28	$5,108
	Camelback Square	100.0%	174	78.8%	$30.92	$30.92	$4,237
	The Quad	100.0%	163	100.0%	$28.85	$29.17	$4,703
	Papago Tech	100.0%	163	86.7%	$21.88	$21.88	$3,087
Denver, CO (19.9%)	Cherry Creek	100.0%	356	100.0%	$18.59	$19.31	$6,612
	Circle Point	100.0%	272	94.3%	$17.84	$31.72	$4,573
	Denver Tech (4)	100.0%	381	62.7%	$22.98	$27.80	$5,264
	Superior Pointe	100.0%	151	96.5%	$17.81	$30.29	$2,602
Tampa, FL (17.9%)	Park Tower	94.8%	471	92.4%	$24.66	$24.66	$10,732
	City Center	95.0%	242	93.1%	$25.66	$25.66	$5,774
	Intellicenter	100.0%	204	100.0%	$23.99	$23.99	$4,881
	Carillon Point	100.0%	124	100.0%	$28.23	$28.23	$3,505
Orlando, FL (12.4%)	Florida Research Park (5)	96.6%	397	92.9%	$23.97	$27.51	$8,794
	Central Fairwinds	97.0%	168	93.7%	$25.50	$25.50	$4,019
	Greenwood Blvd	100.0%	155	100.0%	$22.75	$22.75	$3,527
San Diego, CA (10.0%)	Sorrento Mesa	100.0%	296	85.3%	$25.36	$33.36	$6,402
	Mission City	100.0%	286	96.9%	$35.53	$35.53	$9,845
Dallas, TX (9.9%)	190 Office Center	100.0%	303	89.5%	$25.67	$25.67	$6,970
	Lake Vista Pointe	100.0%	163	100.0%	$16.00	$25.00	$2,613
	2525 McKinnon	100.0%	111	92.5%	$28.15	$45.15	$2,899
Portland, OR (5.6%)	AmberGlen	76.0%	201	96.9%	$21.69	$24.28	$4,227
	Cascade Station	100.0%	128	100.0%	$26.61	$27.98	$3,393
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$21.20	$29.20	$4,384

Total / Weighted Average—December 31, 2019(3)			5,829	91.9%	$24.60	$27.54	$131,437

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases for the year ended December 31, 2019.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2019 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.
(4)	Denver Tech is comprised of 7601 Tech, which was acquired during the third quarter of 2019, and 7595 Tech (formerly “DTC Crossroads”).
(5)	Florida Research Park is comprised of FRP Collection and FRP Ingenuity Drive.

Lease Maturity Profile

The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.

Lease Maturity Schedule(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2019
(2)	1.8% represents the leases under contract but not yet in occupancy as of December 31, 2019

The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2019, plus available space, for each of the calendar years ending December 31, 2020 to December 31, 2029, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.4 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of NRA	Annualized Base Rent(1) (000s)	Percentage of Total Properties Rent	Annualized Base Rent per Leased Square Foot Expiring(2)	Annualized Base Rent (including Rent Abatement at Dec 31, 2019)	Annualized Base Rent per Leased Square Foot Expiring (Including Rent Abatement at Dec 31, 2019)
Vacant	—	367	6.3%	—	—	—	—	—
Contracted	—	102	1.8%	—	—	—	—	—
2020	51	420	7.2%	10,589	8.1%	25.21	10,540	25.10
2021	68	819	14.1%	20,051	15.3%	24.48	19,753	24.12
2022	54	730	12.5%	18,979	14.4%	26.00	18,877	25.86
2023	57	752	12.9%	20,155	15.3%	26.80	19,951	26.53
2024	51	575	9.9%	14,591	11.1%	25.38	14,371	24.99
2025	26	397	6.8%	10,118	7.7%	25.49	9,170	23.10
2026	13	700	12.0%	15,157	11.5%	21.65	15,157	21.65
2027	5	348	6.0%	7,778	5.9%	22.35	7,211	20.72
2028	11	259	4.4%	5,892	4.5%	22.75	5,745	22.18
2029 & Thereafter	5	360	6.1%	8,127	6.2%	22.58	5,782	16.06

Total/Weighted Average	341	5,829	100.0%	$131,437	100.0%	$24.60	$126,557	$23.61

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month of December 31, 2019, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects rental payments for the month of December 31, 2019, multiplied by 12 and divided by the NRA of expiring lease.

ITEM 3.	LEGAL PROCEEDINGS

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

On February 24, 2020, the closing sale price of our common stock on the NYSE was $13.72. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. On February 24, 2020, we had 55 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. See “Distribution Policy.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

Stock Performance Graph

The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders during the period April 21, 2014, the date our common stock began trading on the NYSE, through December 31, 2019, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on April 21, 2014. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited historical consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

The following table sets forth summary financial and operating data on a consolidated and historical basis for our Company.

City Office REIT, Inc.

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data
Rental and other revenues	$156,297	$129,484	$106,487	$72,461	$55,052
Operating expenses:
Property operating expenses	57,316	49,872	42,886	28,305	20,420
General and administrative	11,066	8,137	6,792	6,429	3,728
Depreciation and amortization	59,159	52,352	41,594	30,178	21,624
Impairment of real estate	—	3,497	—	—	—
Acquisition costs	—	—	—	692	2,959
Base management fee	—	—	—	109	1,302
External advisor acquisition	—	—	—	7,045	492

Total operating expenses	127,541	113,858	91,272	72,758	50,525

Operating income/(loss)	28,756	15,626	15,215	(297)	4,527
Interest expense, net	(29,726)	(23,937)	(20,173)	(14,761)	(11,353)
Net gain on sale of real estate property	3,412	46,980	12,116	15,934	—
Change in fair value of contingent consideration	—	—	2,000	—	—
Change in fair value of earn-out	—	—	—	(500)	(841)

Net income/(loss)	2,442	38,669	9,158	376	(7,667)

Less:
Net income attributable to non-controlling interests in properties	(644)	(501)	(3,402)	(354)	(500)
Net (income)/loss attributable to Operating Partnership unitholders’ non-controlling interests	—	—	—	(865)	1,576

Net income/(loss) attributable to the Company	1,798	38,168	5,756	(843)	(6,591)
Preferred stock distributions	(7,420)	(7,420)	(7,411)	(1,781)	—

Net (loss)/income attributable to common stockholders	$(5,622)	$30,748	$(1,655)	$(2,624)	$(6,591)

Net (loss)/income per common share—basic and diluted	$(0.13)	$0.82	$(0.05)	$(0.13)	$(0.53)
Dividend distributions declared per common share	$0.94	$0.94	$0.94	$0.94	$0.94
Balance Sheet Data (as of end of period):
Real estate properties, net of accumulated depreciation	$1,007,338	$935,163	$728,067	$550,324	$354,880
Total assets	1,228,474	1,100,431	896,489	661,494	440,207
Debt	607,250	645,354	489,509	370,057	341,278
Total liabilities	679,342	702,054	536,657	405,435	366,487
Total stockholders’ equity	548,008	397,413	359,624	254,202	65,845
Non-controlling interests in properties	1,124	964	208	1,749	(675)
Operating Partnership unitholders’ non-controlling interests	—	—	—	108	8,550
Total equity	549,132	398,377	359,832	256,059	73,720
Other Data
Cash flows from/(to)
Operating activities	$49,499	$42,187	$36,553	$19,147	$14,163
Investing activities	(81,922)	(197,309)	(243,298)	(216,235)	(175,471)
Financing activities	86,801	153,253	212,108	203,425	138,667

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of the City Office REIT, Inc. for the years ended December 31, 2019 and December 31, 2018.

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

This management’s discussion and analysis of financial condition and results of operations (this “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in “Risk Factors” and included in other portions of this document.

You should read the following MD&A in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report. We have omitted from this MD&A a detailed discussion of the year-over-year changes from the Company’s fiscal year 2017 as compared to fiscal year 2018, which can be found in the MD&A section in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission on February 27, 2019.

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

On February 25, 2019, the Company, through a wholly owned subsidiary of the Operating Partnership, closed on the acquisition of Canyon Park, a 206,771 square foot property in Seattle, Washington, for $63.0 million.

On May 7, 2019, the Company sold the 10455 Pacific Center building of the Sorrento Mesa property in San Diego, California for $16.5 million, resulting in an aggregate gain of $0.5 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations.

On June 13, 2019, the Company, through a wholly owned subsidiary of the Operating Partnership, closed on the acquisition of Cascade Station, a 127,508 square foot property in Portland, Oregon, for $32.5 million.

On September 5, 2019, the Company, through a wholly owned subsidiary of the Operating Partnership, closed on the acquisition of 7601 Tech, a 191,368 square foot property in Denver, Colorado, for $48.8 million.

On October 7, 2019, the Company completed a public offering pursuant to which the Company sold 6,900,000 shares of its common stock, inclusive of the overallotment option. The Company raised $95.6 million in gross proceeds, resulting in net proceeds to the Company of approximately $94.1 million after deducting underwriting discounts and offering expenses.

On December 12, 2019, the Company sold the Logan Tower property in Denver, Colorado for $12.6 million, resulting in an aggregate gain of $2.9 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations.

During the year ended December 31, 2019, the Company issued 8,000,000 shares of common stock under its at-the-market offering program (the “ATM Program”). The Company raised $106.5 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $104.8 million after deducting sales commissions and offering expenses.

Indebtedness

On February 25, 2019, the Company closed on a $41.0 million loan secured by a first mortgage lien on the Canyon Park property in Seattle, Washington. The mortgage loan anticipated repayment date is March 2027. Interest is payable at a fixed rate of 4.30% per annum.

On June 13, 2019, the Company assumed a $22.5 million loan secured by a first mortgage lien on the Cascade Station property in Portland, Oregon. The mortgage loan matures in May 2024. Interest is payable at a fixed rate of 4.55% per annum.

On August 30, 2019, the Company closed on a loan modification agreement reducing the interest rate from 4.60% to 3.15% per annum on the Greenwood Blvd property in Orlando, Florida. The modification has the same maturity of December 2025 and loan amount of $22.4 million as the original agreement.

On August 30, 2019, the Company closed on a loan modification agreement reducing the interest rate from 3.85% to 3.10% per annum on the FRP Collection property in Orlando, Florida. The modification has the same maturity of September 2023 and loan amount of $30.9 million as the original agreement.

On August 30, 2019, the Company closed on a loan modification agreement reducing the interest rate from 3.50% to 3.10% per annum on the Carillon property in Tampa, Florida. The modification has the same maturity of October 2023 and loan amount of $17.1 million as the original agreement.

On September 24, 2019, the Company closed on a loan modification agreement reducing the interest rate from 4.00% to 3.15% per annum on the Central Fairwinds property in Orlando, Florida. The modification has the same maturity of June 2024 and loan amount of $18.0 million as the original agreement.

On September 27, 2019, the Company entered into a five-year $50 million term loan (the “Term Loan”), increasing its authorized borrowings under the Company’s unsecured credit facility (the “Unsecured Credit Facility”) from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into a five-year interest rate swap for a notional amount of $50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

For additional information regarding these mortgage loans, the Unsecured Credit Facility, the Term Loan and the Interest Rate Swap, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of December 31, 2019, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of net rentable area (“NRA”). As of December 31, 2019, our properties were approximately 91.9% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in the Lake Vista Pointe, 2525 McKinnon, Sorrento Mesa and Canyon Park properties have triple net leases. Certain tenants at AmberGlen, Cherry Creek, Superior Pointe, Florida Research Park, Circle Point, The Quad, Cascade Station and Denver Tech have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Leases

We determine if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included within other assets and other liabilities on the consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain we will exercise that option. For lease agreements with lease and non-lease components, we account for the components as a single combined lease component.

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

Recently Issued or Adopted Accounting Standards

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

Effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (ASC 842) and elected the effective date method for the transition. The Company elected the following practical expedients:

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

•

Single component practical expedient – permits the Company to not separate lease and non-lease components of leases. Upon transition, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the consolidated statement of operations.

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

Lessee Accounting

The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating at inception, with classification affecting the pattern and recording of expenses in the statement of operations. Upon transition, the Company recognized right-of use assets and lease liabilities principally for its ground and office leases.

Results of Operations

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

Rental and Other Revenues. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $26.8 million, or 21%, to $156.3 million for the year ended December 31, 2019 compared to $129.5 million for the year ended December 31, 2018. Of this increase, $1.5 million was attributable to the acquisition of Pima Center in April 2018, $4.5 million attributable to the acquisition of Circle Point in July 2018, $3.1 million attributable to the acquisition of The Quad in July 2018, $4.5 million attributable to the acquisition of Greenwood Blvd in December 2018, $4.7 million attributable to the acquisition of Camelback Square in December 2018, $4.9 million attributable to the acquisition of Canyon Park in February 2019, $2.0 million attributable to the acquisition of Cascade Station in June 2019 and $1.5 million attributable to the acquisition of 7601 Tech, part of our Denver Tech property, in September 2019. Revenue from Central Fairwinds, Park Tower, Mission City and Florida Research Park (comprised of “FRP Collection” and “FRP Ingenuity Drive”) also increased by $0.4 million, $0.9 million, $1.0 million and $0.7 million, respectively, as a result of increased average occupancy over the prior year. Partially offsetting these increases, Washington Group Plaza decreased overall revenue by $1.7 million due to the sale of the property in March 2018, Plaza 25 decreased overall revenue by $2.4 million due to the sale of the property in February 2019 and Logan Tower decreased overall revenue by $0.2 million due to the sale of the property in December 2019. Revenue from Cherry Creek decreased by $0.5 million due to a property tax refund received during the year which correspondingly decreased the expense reimbursement. Revenue from 7595 Tech (formerly “DTC Crossroads”), part of our Denver Tech property, decreased $0.9 million as a result of decreased occupancy over the prior year and Sorrento Mesa also decreased by $1.5 million as a result of the termination fee payment received in the prior year. The remaining properties’ revenues were modestly higher in comparison to the prior year primarily as a result of modest mark-to-market increases in rents upon renewal. Other Revenues benefited from a one-time payment of $2.6 million received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Upon adoption of Topic 842, prior year amounts disclosed in rental income, expense reimbursement, and other have been combined into a single line to conform to current period presentation.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $13.6 million, or 12%, to $127.5 million for the year ended December 31, 2019, from $113.9 million for the year ended December 31, 2018, primarily due to the acquisitions described above. Total operating expenses increased by $1.7 million, $4.1 million, $2.1 million, $2.9 million, $4.2 million, $2.4 million, $1.5 million and $1.3 million, respectively, from the acquisitions of Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech properties. Park Tower operating expenses also increased by $0.8 million due to the higher occupancy at that property. Washington Group Plaza operating expenses decreased by $0.8 million due to its sale in March 2018 and Plaza 25 operating expenses decreased by $6.4 million due to its sale in February 2019. Sorrento Mesa decreased by $3.0 million due to the sale of the 10455 Pacific Center building of the Sorrento Mesa property in May 2019. General and administrative expenses increased by approximately $2.7 million, of which $1.1 million was the result of one-time expenses and accruals incurred as a result of the assignment fee income earned during the year ended December 31, 2019 and the balance related to higher payroll costs. The remaining operating expenses were modestly higher in comparison to the prior-year period primarily due to higher occupancy at our properties.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased by $7.4 million, or 15%, to $57.3 million for the year ended December 31, 2019, from $49.9 million for the year ended December 31, 2018. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech properties contributed an additional $0.6 million, $2.1 million, $1.1 million, $1.5 million, $1.5 million, $0.7 million, $0.5 million and $0.8 million, respectively, in additional property operating expenses. Park Tower operating expenses also increased by $0.2 million due to the higher occupancy at that property. Washington Group Plaza decreased by $0.8 million due to the sale of that property in March 2018 and Plaza 25 decreased by $1.6 million due to the sale of that property in February 2019. The remaining property operating expenses aggregate to an increase of $0.8 million in comparison to the prior-year period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash stock-based compensation expenses. General and administrative expenses increased $3.0 million, or 36%, to $11.1 million for the year ended December 31, 2019, from $8.1 million for the year ended December 31, 2018. Of this increase, $1.1 million can be attributed to the one-time expenses and accruals incurred as a result of the assignment fee income earned during the year ended December 31, 2019, as described above, and the balance of the increase was primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $6.8 million, or 13%, to $59.2 million for the year ended December 31, 2019, from $52.4 million for the year ended December 31, 2018, primarily due to the addition of the Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park, Cascade Station and 7601 Tech properties. These increases were partially offset by a decrease at Washington Group Plaza, Plaza 25, Logan Tower and the 10455 Pacific Center building of the Sorrento Mesa property due to the sale of those properties.

Impairment of Real Estate. Impairment of real estate was nil for the year ended December 31, 2019 compared to $3.5 million in the prior year. The impairment estimate was related to the write down of the book value of Plaza 25, which was held for sale as of December 31, 2018, to its expected sale price. In February 2019, the Company completed the sale of the Plaza 25 property.

Other Expense (Income)

Interest Expense. Interest expense increased $5.8 million, or 24%, to $29.7 million for the year ended December 31, 2019, from $23.9 million for the year ended December 31, 2018. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Circle Point, The Quad, Greenwood Blvd, Canyon Park and Cascade Station property level debt increased by $1.2 million, $0.9 million, $1.0 million, $1.5 million and $0.5 million, respectively, and the interest on our Unsecured Credit Facility increased by $2.1 million as a result of acquisitions funded by borrowings thereunder, net of the repayments resulting from the proceeds of the equity raises during the year. These increases were partially offset by decreases of $0.2 million and $0.7 million, of debt of the Washington Group Plaza and Plaza 25, respectively, as a result of the sale of those properties and the extinguishment of its property level debt.

Net Gain on the Sale of Real Estate Property. Net gain on the sale of real estate property of $3.4 million for the year ended December 31, 2019 relates to the sales of the 10455 Pacific Center building of the Sorrento Mesa property in May 2019 and Logan Tower property in December 2019. Net gain on the sale of real estate property of $47.0 million for the year ended December 31, 2018 relates to the sale of our Washington Group Plaza property in March 2018.

Cash Flows

Comparison of Period Ended December 31, 2019 to Period Ended December 31, 2018

Cash, cash equivalents and restricted cash were $87.5 million and $33.1 million as of December 31, 2019 and December 31, 2018, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $7.3 million to $49.5 million for the year ended December 31, 2019 compared to $42.2 million for the same period in 2018. The increase was attributable to increased operating cash flows from acquired properties, including related changes in working capital.

Cash flow to investing activities. Net cash used in investing activities decreased by $115.4 million to $81.9 million for the year ended December 31, 2019 compared to $197.3 million used in investing activities for the same period in 2018. The decrease was primarily due to fewer acquisitions made in 2019 compared to 2018.

Cash flow from financing activities. Net cash provided by financing activities decreased by $66.5 million to $86.8 million for the year ended December 31, 2019 compared to $153.3 million provided by the same period in 2018. The decrease was primarily due to lower net proceeds from borrowings, partially offset by higher proceeds from sale of common stock in 2019 compared to 2018.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $70.1 million of cash and cash equivalents and $17.4 million of restricted cash as of December 31, 2019.

On March  15, 2018, the Company entered into a credit agreement (the “Credit Agreement”) for our Unsecured Credit Facility that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the

Company’s consolidated leverage ratio. As of December 31, 2019, we had no amounts outstanding under our Unsecured Credit Facility and approximately $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders.

On September 27, 2019, the Company entered into the five-year Term Loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the five-year Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

On June 16, 2017, the Company and the Operating Partnership previously entered into the equity distribution agreements (collectively, the “Original Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock (the “Series A Preferred Stock”) through the Sales Agents, acting as agents or principals (the “ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Amendments”) to the Original Agreements (as amended by the Amendments, the “EDAs”) with each of the Sales Agents to increase the number of shares of common stock issuable under the ATM Program. Pursuant to the terms of the EDAs, the Company may issue and sell from time to time, up to 8,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents pursuant to the ATM Program. Pursuant to the EDAs, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the EDAs. The Company has no obligation to sell any of the shares under the EDAs and may at any time suspend solicitations and offers under, or terminate, the EDAs. During the year ended December 31, 2019, the Company issued 8,000,000 shares of common stock under the ATM Program. The Company raised $106.5 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $104.8 million after deducting sales commissions and offering expenses. During the year ended December 31, 2018, the Company issued 3,410,802 shares of common stock under the ATM Program pursuant to the Original Agreements. The Company raised $43.6 million in gross proceeds, resulting in net proceeds to us of approximately $42.9 million after deducting sales commissions and offering expenses. The Company terminated the EDAs effective February 25, 2020.

On October 7, 2019, the Company completed a public offering pursuant to which the Company sold 6,900,000 shares of its common stock, inclusive of the overallotment option. The Company raised $95.6 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $94.1 million after deducting underwriting discounts and offering expenses.

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

Consolidated Indebtedness as of December 31, 2019

As of December 31, 2019, we had approximately $612.3 million of outstanding consolidated principal indebtedness, 91.8% of which is fixed rate debt. The following table sets forth information as of December 31, 2019 with respect to our outstanding indebtedness (in thousands).

Property	December 31, 2019	Interest Rate as of December 31, 2019(1)	Maturity
Unsecured Credit Facility(3)(4)	$—	LIBOR +1.40%(2)	March 2022
Term Loan(4)	50,000	LIBOR +1.25%(2)	September 2024
Midland Life Insurance(5)	85,293	4.34	May 2021
Mission City	47,000	3.78	November 2027
Canyon Park(6)	40,950	4.30	March 2027
190 Office Center	40,854	4.79	October 2025
Circle Point	39,650	4.49	September 2028
SanTan	34,053	4.56	March 2027
Intellicenter	32,971	4.65	October 2025
The Quad	30,600	4.20	September 2028
FRP Collection(7)	28,969	3.10	September 2023
2525 McKinnon	27,000	4.24	April 2027
Greenwood Blvd(7)	22,425	3.15	December 2025
Cascade Station	22,304	4.55	May 2024
5090 N 40th St	22,000	3.92	January 2027
AmberGlen	20,000	3.69	May 2027
Lake Vista Pointe	17,717	4.28	August 2024
Central Fairwinds(8)	17,534	3.15	June 2024
FRP Ingenuity Drive	17,000	4.44	December 2024
Carillon Point(7)	15,972	3.10	October 2023

Total principal	612,292
Deferred financing costs, net	(5,660)
Unamortized fair value adjustments	618

Total	$607,250

(1)	All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility and the Term Loan as explained in footnotes 3 and 4 below.
(2)	As of December 31, 2019, the one month LIBOR rate was 1.76%.
(3)

In March 2018, the Company entered into the Credit Agreement for our Unsecured Credit Facility that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. As of December 31, 2019, the Unsecured Credit Facility had $0 drawn and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(4)

In September 2019, the Company entered into a five-year $50 million Term Loan increasing its authorized borrowings under the Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the five-year Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

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

(7)

In August 2019, the Company entered into loan modification agreements for FRP Collection (part of Florida Research Park), Carillon Point and Greenwood Blvd reducing the interest rates from 3.85% to 3.1%, 3.5% to 3.1% and 4.6% to 3.15% respectively.

(8)	In September 2019, the Company entered into a loan modification agreement for Central Fairwinds reducing the interest rate from 4.0% to 3.15%.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2019, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2020	2021-2022	2023-2024	More than 5 years
Principal payments on mortgage loans	$612,292	$6,279	$95,885	$173,253	$336,875
Interest payments(1)	135,458	24,525	42,527	36,958	31,448
Tenant-related commitments	10,509	9,140	1,369	—	—
Lease obligations	30,173	560	1,669	1,264	26,680

Total	$788,432	$40,504	$141,450	$211,475	$395,003

(1)

Contracted interest on the floating rate debt was calculated based on the Term Loan balance and interest rate at December 31, 2019. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

Inflation

Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense reimbursements described above.

We believe that we are less susceptible to the negative economic effects that inflation may have on our industry than many of our competitors, because 91.8% of our outstanding consolidated indebtedness had a fixed contractual interest rate at December 31, 2019. The entire balance of the variable rate debt relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the 30-day LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, 100% of our debt had fixed rate debt as of December 31, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. See Note 7 to our consolidated financial statements in Item 15 of this Report for more information regarding our derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of December 31, 2019, approximately $562.3 million, or 91.8%, of our debt had fixed interest rates and $50 million, or 8.2%, had variable interest rates. The entire balance of the variable rate debt relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the 30-day LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, 100% of our debt had fixed rate debt as of December 31, 2019. A 10% increase in LIBOR would increase our interest costs by approximately $0.1 million on debt outstanding as of December 31, 2019, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would decrease our interest costs by approximately $0.1 million on debt outstanding as of December 31, 2019, and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this Item 8 are included as a separate section of this Annual Report on Form 10-K commencing on page 52 and are incorporated herein by reference.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2019, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page 54, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On June 16, 2017, the Company and the Operating Partnership previously entered into the equity distribution agreements (collectively, the “Original Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp., (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Amendments”) to the Original Agreements (as amended by the Amendments, the “EDAs”) with each of the Sales Agents to increase the number of shares of common stock issuable under the ATM Program. During the year ended December 31, 2019, the Company issued 8,000,000 shares of common stock under the ATM Program. The Company raised $106.5 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $104.8 million after deducting sales commissions and offering expenses. During the year ended December 31, 2018, the Company issued 3,410,802 shares of common stock under the ATM Program pursuant to the Original Agreements. The Company raised $43.6 million in gross proceeds, resulting in net proceeds to us of approximately $42.9 million after deducting sales commissions and offering expenses. The Company terminated the EDAs effective February 25, 2020.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of City Office REIT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has adopted ASC 842, Leases, using the effective date method, under which the cumulative effect of initial application was recognized in retained earnings at January 1, 2019, the date of initial application.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of City Office REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited City Office REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules III (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada

February 26, 2020

City Office REIT, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2019	2018
Assets
Real estate properties
Land	$230,034	$223,789
Building and improvement	784,636	704,113
Tenant improvement	94,218	77,426
Furniture, fixtures and equipment	285	319

	1,109,173	1,005,647
Accumulated depreciation	(101,835)	(70,484)

	1,007,338	935,163

Cash and cash equivalents	70,129	16,138
Restricted cash	17,394	17,007
Rents receivable, net	32,112	26,095
Deferred leasing costs, net	12,393	10,402
Acquired lease intangible assets, net	67,533	75,501
Other assets	17,061	2,755
Assets held for sale	4,514	17,370

Total Assets	$1,228,474	$1,100,431

Liabilities and Equity
Liabilities:
Debt	$607,250	$645,354
Accounts payable and accrued liabilities	28,786	25,892
Deferred rent	6,593	5,331
Tenant rent deposits	5,658	4,564
Acquired lease intangible liabilities, net	8,194	8,887
Other liabilities	22,794	11,148
Liabilities related to assets held for sale	67	878

Total Liabilities	679,342	702,054

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of December 31, 2019 and 2018 respectively	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 54,591,047 and 39,544,073 shares issued and outstanding as of December 31, 2019 and 2018 respectively	545	395
Additional paid-in capital	577,131	377,126
Accumulated deficit	(142,383)	(92,108)
Accumulated other comprehensive income	715	—

Total Stockholders’ Equity	548,008	397,413
Non-controlling interests in properties	1,124	964

Total Equity	549,132	398,377

Total Liabilities and Equity	$1,228,474	$1,100,431

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Rental and other revenues	$156,297	$129,484	$106,487
Operating expenses:
Property operating expenses	57,316	49,872	42,886
General and administrative	11,066	8,137	6,792
Depreciation and amortization	59,159	52,352	41,594
Impairment of real estate	—	3,497	—

Total operating expenses	127,541	113,858	91,272

Operating income	28,756	15,626	15,215
Interest expense:
Contractual interest expense	(28,401)	(22,316)	(18,721)
Amortization of deferred financing costs and debt fair value	(1,325)	(1,621)	(1,452)

	(29,726)	(23,937)	(20,173)
Net gain on sale of real estate property	3,412	46,980	12,116
Change in fair value of contingent consideration	—	—	2,000

Net income	2,442	38,669	9,158
Less:
Net income attributable to non-controlling interests in properties	(644)	(501)	(3,402)

Net income attributable to the Company	1,798	38,168	5,756
Preferred stock distributions	(7,420)	(7,420)	(7,411)

Net (loss)/income attributable to common stockholders	$(5,622)	$30,748	$(1,655)

Net (loss)/income per common share:
Basic	$(0.13)	$0.82	$(0.05)

Diluted	$(0.13)	$0.82	$(0.05)

Weighted average common shares outstanding:
Basic	43,997	37,321	30,198

Diluted	43,997	37,670	30,198

Dividend distributions declared per common share	$0.940	$0.940	$0.940

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$2,442	$38,669	$9,158
Unrealized cash flow hedge gains	821	—	—
Amounts reclassed from accumulated other comprehensive income to interest expense	(106)	—	—

Comprehensive income	3,157	38,669	9,158
Less:
Comprehensive income attributable to non-controlling interests in properties	(644)	(501)	(3,402)

Comprehensive income attributable to the Company	2,513	38,168	5,756
Preferred stock distributions	(7,420)	(7,420)	(7,411)

Comprehensive (loss)/income attributable to common stockholders	$(4,907)	$30,748	$(1,655)

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity	Operating Partnership unitholders’ non- controlling interests	Non- controlling interests in properties	Total equity
Balance—January 1, 2017	4,480	112,000	24,382	244	195,566	(53,608)	—	254,202	108	1,749	256,059
Conversion of OP units to shares	—	—	40	—	108	—	—	108	(108)	—	—
Restricted stock award grants and vesting	—	—	90	1	1,741	(71)	—	1,671	—	—	1,671
Net proceeds from sale of common stock	—	—	11,500	115	136,826	—	—	136,941	—	—	136,941
Common stock dividend distributions declared	—	—	—	—	—	(31,148)	—	(31,148)	—	—	(31,148)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,906)	—	(7,906)	—	—	(7,906)
Distributions	—	—	—	—	—	—	—	—	—	(4,943)	(4,943)
Net income	—	—	—	—	—	5,756	—	5,756	—	3,402	9,158

Balance—December 31, 2017	4,480	112,000	36,012	360	334,241	(86,977)	—	359,624	—	208	359,832
Restricted stock award grants and vesting	—	—	121	1	1,641	(312)	—	1,330	—	—	1,330
Net proceeds from sale of common stock	—	—	3,411	34	42,868	—	—	42,902	—	—	42,902
Common stock dividend distributions declared	—	—	—	—	—	(35,567)	—	(35,567)	—	—	(35,567)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,420)	—	(7,420)	—	—	(7,420)
Minority interest buyout	—	—	—	—	(1,624)	—	—	(1,624)	—	485	(1,139)
Contributions	—	—	—	—	—	—	—	—	—	297	297
Distributions	—	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	—	—	—	38,168	—	38,168	—	501	38,669

Balance—December 31, 2018	4,480	112,000	39,544	395	377,126	(92,108)	—	397,413	—	964	398,377
Restricted stock award grants and vesting	—	—	147	1	1,280	(374)	—	907	—	—	907
Net proceeds from sale of common stock	—	—	14,900	149	198,725	—	—	198,874	—	—	198,874
Common stock dividend distributions declared	—	—	—	—	—	(44,279)	—	(44,279)	—	—	(44,279)
Preferred stock dividend distributions declared	—	—	—	—	—	(7,420)	—	(7,420)	—	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	—	112	112
Distributions	—	—	—	—	—	—	—	—	—	(596)	(596)
Net income	—	—	—	—	—	1,798	—	1,798	—	644	2,442
Unrealized cash flow hedge gains	—	—	—	—	—	—	715	715	—	—	715

Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$—	$1,124	$549,132

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$2,442	$38,669	$9,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,159	52,352	41,594
Amortization of deferred financing costs and debt fair value	1,325	1,621	1,452
Amortization of above/below market leases	(27)	(182)	(337)
Increase in straight-line rent/expense	(5,233)	(4,703)	(2,820)
Non-cash stock compensation	1,742	1,416	1,671
Earn-out termination payment	—	—	(2,400)
Net gain on sale of real estate property	(3,412)	(46,980)	(12,116)
Impairment of real estate	—	3,497	—
Changes in non-cash working capital:
Rents receivable, net	(1,061)	(1,602)	(1,647)
Other assets	(330)	(353)	349
Accounts payable and accrued liabilities	(5,538)	(910)	670
Deferred rent	1,022	(834)	324
Tenant rent deposits	(590)	196	655

Net Cash Provided By Operating Activities	49,499	42,187	36,553

Cash Flows to Investing Activities:
Additions to real estate properties	(16,002)	(23,586)	(8,189)
Acquisition of real estate	(108,358)	(254,514)	(249,299)
Net proceeds from sale of real estate	46,364	84,839	18,479
Deferred leasing costs	(3,926)	(4,048)	(4,289)

Net Cash Used In Investing Activities	(81,922)	(197,309)	(243,298)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	198,874	42,902	136,941
Debt issuance and extinguishment costs	(1,008)	(2,963)	(3,202)
Proceeds from borrowings	154,750	398,749	392,340
Repayment of borrowings	(216,336)	(241,820)	(272,772)
Shares withheld for payment of taxes on restricted stock unit vesting	(832)	(87)	—
Minority interest buyout	—	(1,140)	—
Contributions from non-controlling interests in properties	112	297	—
Distributions to non-controlling interests in properties	(596)	(527)	(4,943)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(48,163)	(42,158)	(36,256)

Net Cash Provided By Financing Activities	86,801	153,253	212,108

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	54,378	(1,869)	5,363
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	33,145	35,014	29,651

Cash, Cash Equivalents and Restricted Cash, End of Period	$87,523	$33,145	$35,014

	Years Ended December 31,
	2019	2018	2017
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	70,129	16,138	12,301
Restricted Cash, End of Period	17,394	17,007	22,713

Cash, Cash Equivalents and Restricted Cash, End of Period	$87,523	$33,145	$35,014

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$28,479	$22,131	$18,408
Purchases of additions in real estate properties included in accounts payable	$6,489	$6,791	$2,616
Purchases of deferred leasing costs included in accounts payable	$603	$654	$815
Debt assumed on acquisition of real estate	$22,473	$—	$—

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

The Company has elected to be taxed and will continue to operate in a manner that will allow it to continue to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for years prior to 2019, any applicable alternative minimum tax.

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

Leases

We determine if an arrangement is a lease at inception. Operating and financing right-of-use assets and lease liabilities are included within other assets and other liabilities on the consolidated balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain we will exercise that option. For lease agreements with lease and non-lease components, we account for the components as a single combined lease component.

Real Estate Properties

Real estate properties are stated at cost less accumulated depreciation, except land. Depreciation is computed on the straight-line basis over estimated useful lives of:

Years
Buildings	28-50
Site improvement	4-20
Furniture, fixtures and equipment	4-10

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

Earnings per Common Share

The Company calculates net income per common share based upon the weighted average shares outstanding for the years ended December 31, 2019 and December 31, 2018 and December 31, 2017. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period.

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. For derivatives that qualify as hedging instruments, a company must designate the instruments as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.

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

Effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (ASC 842) and elected the effective date method for the transition. The Company elected the following practical expedients:

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

•

Single component practical expedient – permits the Company to not separate lease and non-lease components of leases. Upon transition, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the consolidated statement of operations.

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

3. Rents Receivable, Net

The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2019	December 31, 2018
Billed receivables	$2,880	$2,383
Straight-line receivables	29,232	23,712

Total rents receivable	$32,112	$26,095

As of December 31, 2019, and 2018, the Company’s allowance for doubtful accounts was nominal.

4. Real Estate Investments

Acquisitions

During the years ended December 31, 2019, December 31, 2018 and December 31, 2017 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
7601 Tech(1)	September 2019	100%
Cascade Station	June 2019	100%
Canyon Park	February 2019	100%
Camelback Square	December 2018	100%
Greenwood Blvd	December 2018	100%
Circle Point Land	December 2018	100%
The Quad	July 2018	100%
Circle Point	July 2018	100%
Pima Center	April 2018	100%
Papago Tech	October 2017	100%
Mission City and Sorrento Mesa	September 2017	100%
2525 McKinnon	January 2017	100%

(1)	Denver Tech is comprised of 7601 Tech, which was acquired in September 2019, and 7595 Tech (formerly “DTC Crossroads”).

Each of the foregoing acquisitions were accounted for as asset acquisitions.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2019 (in thousands):

	Canyon Park	Cascade Station	7601 Tech	Total December 31, 2019
Land	$7,098	$—	$10,865	$17,963
Buildings and improvements	36,619	25,141	25,677	87,437
Tenant improvements	1,797	2,080	3,858	7,735
Lease intangible assets	8,109	3,134	7,401	18,644
Other assets	10	3,164	293	3,467
Debt	—	(697)	—	(697)
Accounts payable and other liabilities	(1,266)	(186)	(668)	(2,120)
Lease intangible liabilities	(1,297)	(220)	(79)	(1,596)

Net assets acquired	$51,070	$32,416	$47,347	$130,833

Consideration paid on acquisitions was in the form of cash and debt. The acquisition of the Cascade Station property was partially funded through an assumption of debt with a principal amount of $22.5 million at closing.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2018 (in thousands):

	Pima Center	Circle Point	The Quad	Circle Point Land	Greenwood Blvd	Camelback Square	Total December 31, 2018
Land	$—	$8,744	$8,079	$4,937	$3,945	$11,738	$37,443
Buildings and improvements	42,235	33,708	38,060	—	23,741	35,532	173,276
Tenant improvements	2,898	5,393	1,798	—	2,278	2,390	14,757
Lease intangible assets	10,691	10,299	4,209	—	4,578	4,304	34,081
Other assets	95	25	15	—	15	10	160
Accounts payable and other liabilities	(337)	(1,157)	(527)	(72)	(96)	(421)	(2,610)
Lease intangible liabilities	(129)	(390)	(1,247)	—	—	(827)	(2,593)

Net assets acquired	$55,453	$56,622	$50,387	$4,865	$34,461	$52,726	$254,514

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2017 (in thousands):

	2525 McKinnon	Mission City and Sorrento Mesa	Papago Tech	Total December 31, 2017
Land	$10,629	$66,097	$10,746	$87,472
Buildings and improvements	33,357	78,072	17,469	128,898
Tenant improvements	1,158	8,393	2,293	11,844
Lease intangible assets	3,267	22,846	2,816	28,929
Other assets	—	140	10	150
Accounts payable and other liabilities	(190)	(1,507)	(246)	(1,943)
Lease intangible liabilities	(2,186)	(3,766)	(99)	(6,051)

Net assets acquired	$46,035	$170,275	$32,989	$249,299

Sale of Real Estate Property

On December 12, 2019, the Company sold the Logan Tower property in Denver, Colorado for $12.6 million, resulting in an aggregate gain of $2.9 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations.

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

Assets Held for Sale

On May 10, 2019, the Company entered into a purchase and sale agreement to sell a land parcel at the Circle Point property for $6.5 million. The Company determined that the land parcel met the criteria for classification as held for sale as of December 31, 2019. The transaction is anticipated to close in the first half of 2020, subject to customary closing conditions. As of December 31, 2019, the Company has received a $0.5 million non-refundable deposit.

The property has been classified as held for sale as of December 31, 2019 (in thousands):

December 31, 2019	Circle Point Land
Real estate properties, net	$4,514

Assets held for sale	$4,514

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(67)

Liabilities related to assets held for sale	$(67)

On November 30, 2018, the Company entered into a purchase and sale agreement to sell the Plaza 25 property for $17.9 million. The Company determined that the property met the criteria for classification as held for sale as of December 31, 2018. Upon classification as held for sale, we recognized an impairment charge of $3.5 million to lower the carrying amount of the property to its estimated fair value less cost to sell. As of December 31, 2018, a $0.5 million non-refundable deposit was received. On February 7, 2019, the Company completed the sale of the Plaza 25 property.

The property was classified as held for sale as of December 31, 2018 (in thousands):

December 31, 2018	Plaza 25
Real estate properties, net	$16,149
Deferred leasing costs, net	419
Acquired lease intangible assets, net	11
Rents receivable, prepaid expenses and other assets	791

Assets held for sale	$17,370

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(878)

Liabilities related to assets held for sale	$ (878)

Variable Interest Entities

As of December 31, 2017, the Company had entered into a purchase and sale transaction in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, for the exchange of like-kind property to defer taxable gains on the sale of properties (“1031 Exchange”). For reverse transactions under a 1031 Exchange in which the Company purchases new properties prior to selling the property to be matched in the like-kind exchange, legal title to the new properties is held by a Qualified Intermediary engaged to execute the 1031 Exchange until the sale transaction and the 1031 Exchange is completed. The Company retained essentially all of the legal and economic benefits and obligations related to Mission City, Sorrento Mesa and Papago Tech prior to completion of the 1031 Exchanges. As such, Mission City, Sorrento Mesa and Papago Tech are included in the Consolidated Balance Sheets and Consolidated Statements of Operations as a VIE. As of December 31, 2019 and December 31, 2018 the Company did not have any variable interest entities.

5. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of December 31, 2019 and December 31, 2018 were comprised as follows (in thousands):

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2019	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$15,242	$—	$87,320	$36,048	$138,610	$(13,878)	$(138)	$(14,016)
Accumulated amortization	(6,704)	—	(48,229)	(16,144)	(71,077)	5,782	40	5,822

	$8,538	$—	$39,091	$19,904	$67,533	$(8,096)	$(98)	$(8,194)

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2018	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$10,595	$1,855	$82,474	$31,706	$126,630	$(12,925)	$(138)	$(13,063)
Accumulated amortization	(4,800)	(19)	(34,273)	(12,037)	(51,129)	4,140	36	4,176

	$5,795	$1,836	$48,201	$19,669	$75,501	$(8,785)	$(102)	$(8,887)

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

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2020	$18,987
2021	15,894
2022	8,217
2023	5,358
2024	3,190
Thereafter	7,693

$59,339

6. Debt

The following table summarizes the outstanding indebtedness as of December 31, 2019 and 2018 (in thousands):

Property	December 31, 2019	December 31, 2018	Interest Rate as of December 31, 2019(1)		Maturity
Unsecured Credit Facility(3)(4)	$—	$147,500	LIBOR +1.40	%(2)	March 2022
Term Loan(4)	50,000	—	LIBOR +1.25	%(2)	September 2024
Midland Life Insurance(5)	85,293	86,973	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
Canyon Park(6)	40,950	—	4.30		March 2027
190 Office Center	40,854	41,250	4.79		October 2025
Circle Point	39,650	39,650	4.49		September 2028
SanTan	34,053	34,682	4.56		March 2027
Intellicenter	32,971	33,481	4.65		October 2025
The Quad	30,600	30,600	4.20		September 2028
FRP Collection(7)	28,969	29,589	3.10		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027
Greenwood Blvd(7)	22,425	22,425	3.15		December 2025
Cascade Station	22,304	—	4.55		May 2024
5090 N 40th St	22,000	22,000	3.92		January 2027
AmberGlen	20,000	20,000	3.69		May 2027
Lake Vista Pointe	17,717	18,044	4.28		August 2024
Central Fairwinds(8)	17,534	17,882	3.15		June 2024
FRP Ingenuity Drive	17,000	17,000	4.44		December 2024
Carillon Point(7)	15,972	16,330	3.10		October 2023

Total Principal	612,292	651,406
Deferred financing costs, net	(5,660)	(6,052)
Unamortized fair value adjustments	618	—

Total	$607,250	$645,354

(1)	All interest rates are fixed interest rates with the exception of the unsecured credit facility (“Unsecured Credit Facility”) and the term loan (“Term Loan”) as explained in footnotes 3 and 4 below.
(2)	As of December 31, 2019, the one month LIBOR rate was 1.76%.
(3)

In March 2018, the Company entered into the Credit Agreement for our Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. As of December 31, 2019, the Unsecured Credit Facility had $0 drawn and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(4)

In September 2019, the Company entered into a five-year $50 million Term Loan increasing its authorized borrowings under the Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into a five-year interest rate swap for a notional amount of $50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

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

(7)

In August 2019, the Company entered into loan modification agreements for FRP Collection (part of Florida Research Park), Carillon Point and Greenwood Blvd reducing the interest rates from 3.85% to 3.1%, 3.5% to 3.1% and 4.6% to 3.15% respectively.

(8)	In September 2019, the Company entered into a loan modification agreement for Central Fairwinds reducing the interest rate from 4.0% to 3.15%.

The scheduled principal repayments of mortgage payable as of December 31, 2019 are as follows (in thousands):

2020	$6,279
2021	89,355
2022	6,529
2023	48,529
2024	124,725
Thereafter	336,875

$612,292

7. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

In September 2019, the Company entered into the five-year Interest Rate Swap for a notional amount of $50.0 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

The Interest Rate Swap has been designated and qualifies as a cash flow hedge and has been recognized on the consolidated balance sheets at fair value. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

As of December 31, 2019, the Interest Rate Swap was reported as an asset at its fair value of approximately $0.7 million, which is included in other assets on the Company’s consolidated balance sheet. For the year ended December 31, 2019 the amount of realized gains reclassified to interest expense due to payments received by the swap counterparty was $0.1 million. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement.

As of December 31, 2018, the Company did not have any hedges or derivatives.

Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $576.9 million and $503.3 million as of December 31, 2019 and December 31, 2018, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

8. Related Party Transactions

Administrative Services Agreements

On October  29, 2018, the Company entered into the First Amendment (the “Amendment”) to the Administrative Services Agreement with real estate investment funds affiliated with Second City Capital II Corporate and Second City Real Estate II Corporation (“SCRE II”). The terms of the Amendment were effective on February  1, 2019 (the “Effective Date”). After February  1, 2019, the annual fees payable to the Company will be $500,000 for the first twelve months following the Effective Date and thereafter an amount equal to 40% of the management fee paid to SCRE II by the fund managed by SCRE II. During the years ended December 31, 2019, 2018, and 2017, the Company earned $0.5 million, $0.7 million, and $1.2 million, respectively, in administrative services performed for SCRE II and its affiliates.

Also during the year ended December 31, 2019, the Company was assigned a purchase contract which had been entered into by an entity affiliated with principals of Second City, which principals are also officers of the Company. The Company subsequently assigned the purchase contract to a third party. The Company paid no consideration to the related party for the contract other than return of deposits which the Company subsequently recovered from a third party in addition to an assignment fee. The Company recognized income of $2.6 million on the assignment of the purchase contract to the third party, which was recorded in rental and other revenues on the consolidated statement of operations.

On July 31, 2019, an indirect, wholly-owned subsidiary of the Company entered into an administrative services agreement with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the year ended December 31, 2019, the amounts earned by the Company for the administrative services performed for Clarity were nominal.

Earn-Out Payment

On February 15, 2017, the Company entered into a Termination and Mutual Release Agreement with Second City that terminated our obligation to make any future earn-out payments associated with the Central Fairwinds property in exchange for a cash payment of $2.4 million, which was made to Second City on February 21, 2017.

Minority Interest Buy Out

On August 1, 2018, the Company signed an agreement with Second City Capital Partners II, Limited Partnership (“SCCP”) whereby SCCP agreed to sell its seven percent minority interest in Central Fairwinds Limited Partnership to the Company for $1.1 million. As a result of the agreement, the Company’s ownership percentage in Central Fairwinds Limited Partnership is 97%.

9. Leases

Lessor Accounting

The Company is focused on acquiring, owning and operating high-quality office properties for lease to a stable and diverse tenant base. Our properties have both full-service gross and net leases which are generally classified as operating leases. Rental income related to such leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses. The Company elected the practical expedient to account for its lease and non-lease components as a single combined operating lease component under the new leasing standard. As a result, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the consolidated statement of operations.

For the year ended December 31, 2019, the Company recognized $153.5 million, respectively, of rental and other revenue related to its operating leases (in thousands):

Year ended December 31, 2019
Fixed payments	$132,540
Variable payments	20,990

$153,530

Future minimum lease payments to be received as of December 31, 2019 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2020	$116,513
2021	110,491
2022	94,800
2023	73,959
2024	53,905
Thereafter	113,580

$563,248

The above minimum lease payments to be received do not include reimbursements from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate. One state government tenant currently has the exercisable right to terminate their lease if the state does not appropriate rent in its annual budgets. The Company has determined that the occurrence of the government tenant not appropriating the rent in its annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. This tenant represents approximately 7.3% of the Company’s total future minimum lease payments as of December 31, 2019.

Lessee Accounting

As a lessee, the Company has ground and office leases classified as operating leases and one office lease classified as a financing lease. Upon adoption of Topic 842, on January 1, 2019, the Company recognized right-of-use assets of $9.2 million and lease liabilities of $7.2 million. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset, which was included within the right-of-use assets recognized upon transition. As of December 31, 2019, these leases had remaining terms of two to 69 years and a weighted average remaining lease term of 56 years. Operating and financing right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s consolidated balance sheet as follows (in thousands):

As of December 31, 2019
Right-of-use asset – operating leases	$13,130
Lease liability – operating leases	$8,033
Right-of-use asset – financing leases	$79
Lease liability – financing leases	$79

Lease liabilities are measured at the commencement date based on the present value of future lease payments. One of the Company’s operating ground leases includes rental payment increases over the lease term based on increases in the Consumer Price Index (“CPI”). Changes in the CPI were not estimated as part of the measurement of the operating lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 6.3% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments.

Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease expense for the twelve months ended December 31, 2019 was $0.8 million. Financing lease expense for the twelve months ended December 31, 2019 was nominal.

Future minimum lease payments to be paid by the Company as a lessee as of December 31, 2019 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2020	$533	$27
2021	817	27
2022	798	27
2023	663	4
2024	597	—
Thereafter	26,680	—

Total future minimum lease payments	30,088	85
Discount	(22,055)	(6)

Total	$8,033	$79

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2019, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

11. Earnings per Share

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share amounts):

	Year ended December 31,
	2019	2018	2017
Net income	$2,442	$38,669	$9,158
Less: Net income attributable to noncontrolling interests in properties	(644)	(501)	(3,402)
Less: Net income attributable to Preferred stockholders	(7,420)	(7,420)	(7,411)

Numerator for basic and diluted EPS	$(5,622)	$30,748	$(1,655)

Denominator for basic EPS	43,997	37,321	30,198
Dilutive effect of RSUs	—	349	—

Denominator for dilutive EPS	43,997	37,670	30,198

Net (loss)/income per common share:
Basic	$(0.13)	$0.82	$(0.05)
Dilutive	$(0.13)	$0.82	$(0.05)

12. Stockholder’s Equity

On June 16, 2017, the Company and the Operating Partnership previously entered into the equity distribution agreements (collectively, the “Original Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock (the “Series A Preferred Stock”) through the Sales Agents, acting as agents or principals (the “ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Amendments”) to the Original Agreements (as amended by the Amendments, the “EDAs”) with each of the Sales Agents to increase the number of shares of common stock issuable under the ATM Program. Pursuant to the terms of the EDAs, the Company may issue and sell from time to time, up to 8,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents pursuant to the ATM Program. Pursuant to the EDAs, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the EDAs. The Company has no obligation to sell any of the shares under the EDAs and may at any time suspend solicitations and offers under, or terminate, the EDAs. During the year ended December 31, 2019, the Company issued 8,000,000 shares of common stock under the ATM Program. The Company raised $106.5 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $104.8 million after deducting sales commissions and offering expenses. During the year ended December 31, 2018, the Company issued 3,410,802 shares of common stock under the ATM Program pursuant to the Original Agreements. The Company raised $43.6 million in gross proceeds, resulting in net proceeds to us of approximately $42.9 million after deducting sales commissions and offering expenses. The Company terminated the EDAs effective February 25, 2020.

On October 7, 2019, the Company completed a public offering pursuant to which the Company sold 6,900,000 shares of its common stock, inclusive of the overallotment option. The Company raised $95.6 million in aggregate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $94.1 million after deducting underwriting discounts and offering expenses.

Non-controlling Interests

The following table summarizes the non-controlling interests in properties as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
City Center	$(147)	$(183)
Central Fairwinds	(314)	(304)
AmberGlen	(1,141)	(1,272)
FRP Collection	851	791
Park Tower	1,875	1,932

	$1,124	$964

Common Stock and Common Unit Distributions

During the year ended December 31, 2019, the Company declared aggregate cash distributions to common stockholders and common unitholders of $44.3 million. The Company paid aggregate cash distributions of $40.7 million for the year-ended December 31, 2019 and $12.8 million was payable as of December 31, 2019.

During the year ended December 31, 2019, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2019 – March 31, 2019	$0.235	March 15, 2019	April 11, 2019	April 25, 2019
April 1, 2019 – June 30, 2019	0.235	June 14, 2019	July 11, 2019	July 25, 2019
July 1, 2019 – September 30, 2019	0.235	September 16, 2019	October 11, 2019	October 25, 2019
October 1, 2019 – December 31, 2019	0.235	December 13, 2019	January 10, 2020	January 24, 2020

Total	$0.940

Preferred Stock Distributions

During the year ended December 31, 2019, the Company declared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.4 million for the year ended December 31, 2019 and $1.9 million was payable as of December 31, 2019.

Restricted Stock Units

The Company has an equity incentive plan (as amended, “Equity Incentive Plan”) for certain officers, directors, advisors and personnel, and, with approval of the board of directors, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including LTIP Units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the board of directors (the “plan administrator”).

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

During the year ended December 31, 2019, 162,500 restricted stock units (“RSUs”) were granted to directors, executive officers and non-executive employees with a fair value of $1.8 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant.

During the year ended December 31, 2018, 156,375 RSUs were granted to directors, executive officers and non-executive employees with a fair value of $1.9 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant.

During the year ended December 31, 2017, 117,478 RSUs were granted to directors, executive officers and non-executive employees with a fair value of $1.5 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant.

For the year ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company recognized net compensation expense of $1.7 million, $1.4 million and $1.7 million respectively related to the RSUs.

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

13. Quarterly Financial Information (unaudited):

The following tables summarize certain selected quarterly financial data for 2019 and 2018 (in thousands, except per share data). Summation of the individual quarters of net income/(loss) per share may not equal annual totals due to rounding.

	2019 Quarters
	Fourth	Third	Second	First
Revenue	$39,060	$38,946	$41,171	$37,120
Net income/(loss)	2,988	(947)	1,321	(920)
Net income/(loss) attributable to common stockholders	987	(2,966)	(699)	(2,944)
Net income/(loss) per share	0.02	(0.07)	(0.02)	(0.07)

	2018 Quarters
	Fourth	Third	Second	First
Revenue	$34,167	$33,547	$30,236	$31,534
Net (loss)/income	(6,684)	(1,161)	(684)	47,198
Net (loss)/income attributable to common stockholders	(8,656)	(3,151)	(2,653)	45,208
Net (loss)/income per share	(0.22)	(0.08)	(0.07)	1.25

City Office REIT, Inc.

SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2019

(In thousands)

	Encumbrances(2)	Intial Costs to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried as of December 31, 2019(1)		Accumulated Amortization	Year of Construction	Year Acquired
Description		Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total(3)
AmberGlen	$20,000	$6,546	$3,490	$2,578	$6,546	$6,068	$12,614	$2,898	1984-1998	2009
City Center	22,965	3,123	10,656	9,790	3,123	20,446	23,569	7,484	1984	2010
Central Fairwinds	17,534	1,747	9,751	6,927	1,747	16,678	18,425	4,471	1982	2012
Cherry Creek	46,867	25,745	20,144	1,837	25,745	21,981	47,726	6,590	1962-1980	2014
Lake Vista Pointe	17,717	4,115	20,600	178	4,115	20,778	24,893	5,171	2007	2014
Florida Research Park(4)	45,969	11,446	56,475	3,228	11,446	59,703	71,149	9,100	1999	2014; 2016
Superior Pointe	—	3,153	19,834	1,810	3,153	21,644	24,797	3,452	2000	2015
Denver Tech(5)	15,461	18,002	52,719	1,679	18,002	54,398	72,400	4,314	1999; 1997	2015; 2019
190 Office Center	40,854	7,162	39,690	1,596	7,162	41,286	48,448	5,110	2001	2015
Intellicenter	32,971	5,244	34,278	69	5,244	34,347	39,591	4,726	2008	2015
Carillon Point	15,972	5,172	17,316	213	5,172	17,529	22,701	3,160	2007	2016
Park Tower	—	3,479	68,656	15,513	3,479	84,169	87,648	9,617	1973	2016
5090 N 40th St	22,000	6,696	32,123	1,633	6,696	33,756	40,452	3,018	1988	2016
SanTan	34,053	6,803	37,187	4,556	6,803	41,743	48,546	5,180	2000-2003	2016
2525 McKinnon	27,000	10,629	34,515	1,778	10,629	36,293	46,922	2,846	2003	2017
Mission City	47,000	25,741	41,474	6,337	25,741	47,811	73,552	6,066	1990-2007	2017
Sorrento Mesa	—	34,305	36,726	2,445	34,305	39,171	73,476	4,093	1985-2001	2017
Papago Tech	—	10,746	19,762	709	10,746	20,471	31,217	2,169	1993-1995	2017
Pima Center	—	—	45,133	1,030	—	46,163	46,163	3,345	2006-2008	2018
Circle Point	39,650	9,320	39,101	1,581	9,320	40,682	50,002	3,036	2001	2018
The Quad	30,600	8,079	39,858	93	8,079	39,951	48,030	2,103	1982	2018
Greenwood Blvd	22,425	3,945	26,019	500	3,945	26,519	30,464	915	1997	2018
Camelback Square	—	11,738	37,922	1,267	11,738	39,189	50,927	1,325	1978	2018
Canyon Park	40,950	7,098	38,416	2,691	7,098	41,107	48,205	1,046	1993; 1999	2019
Cascade Station	22,304	—	27,220	36	—	27,256	27,256	600	2008-2009	2019
Corporate	50,000	—	—	—	—	—	—	—

Total	$612,292	$230,034	$809,065	$70,074	$230,034	$879,139	$1,109,173	$101,835

(1)	The aggregate cost for federal tax purposes as of December 31, 2019 of our real estate assets was approximately $1.1 billion.
(2)	Encumbrances exclude net deferred financing costs of $5,660 and unamortized fair value adjustments of $618.
(3)	Properties identified as held for sale at December 31, 2019 are excluded.
(4)	Florida Research Park is comprised of “FRP Ingenuity Drive” and “FRP Collection”.
(5)	Denver Tech is comprised of “7601 Tech” and “7595 Tech” (formerly “DTC Crossroads”).

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Real Estate Properties
Balance, beginning of year	$1,005,647	$776,301
Acquisitions	113,134	225,476
Dispositions and impairments	(27,585)	(5,715)
Capital improvements	22,491	30,378
Assets held for sale	(4,514)	(20,793)

Balance, end of year	$1,109,173	$1,005,647

Accumulated Depreciation
Balance, beginning of year	$70,484	$48,234
Depreciation	35,531	29,196
Dispositions	(4,180)	(2,301)
Depreciation on assets held for sale	—	(4,645)

Balance, end of year	$101,835	$70,484

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Company, as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 30, 2016).

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. †

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A filed on March 25, 2014). *

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 23, 2014).

10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

10.4	Second Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

10.5	Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2017).

10.6	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.7	First Amendment to the Administrative Services Agreement, dated October 29, 2018 and effective as of February 1, 2019, by and among City Office Management ULC, Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2018).

10.8	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 23, 2014). *

10.9	Amendment No. 1 to the City Officer REIT, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019).*

10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016). *

Exhibit Number	Description

10.11	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2020). *

10.12	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

10.13	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019). *

10.14	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

10.15	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019). *

10.16	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.17	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019). *

10.18	Credit Agreement dated as of March 15, 2018 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2018).

10.19	Administrative Services Agreement, dated July 31, 2019, by and among CIO Administrative Services, LLC, Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2019).

21.1	Subsidiaries of the Company †

23.1	Consent of KPMG LLP †

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

Exhibit Number	Description

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory Plan or arrangement
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

CITY OFFICE REIT, INC.

Date: February 26, 2020	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2020

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	February 26, 2020

/s/ Mark Murski Mark Murski	Independent Director	February 26, 2020

/s/ William Flatt William Flatt	Independent Director	February 26, 2020

/s/ John Sweet John Sweet	Independent Director	February 26, 2020

/s/ Sabah Mirza Sabah Mirza	Independent Director	February 26, 2020