Form 10-Q
period 2020-03-31
City Office REIT, Inc.
filed 2020-05-07
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File Number:
001-36409

CITY OFFICE REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	98-1141883
(State or other jurisdiction of incorporation or organi z ation )	(I.R.S. Employer Identificatio n No.)

666 Burrard Street
Suite 3210
Vancouver, BC
V6C 2X8
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (604)
806-3366

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.01 par value	“CIO”	New York Stock Exchange
6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	“CIO.PrA”	New York Stock Exchange

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
of the Exchange Act).
Yes
☐
    ☒

No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 4, 2020 was 47,571,517.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, ex
c
ept par value and share data)

	March 31, 2020	December 31, 2019
Assets
Real estate properties
Land	$230,034	$230,034
Building and improvement	786,939	784,636
Tenant improvement	97,474	94,218
Furniture, fixtures and equipment	285	285

	1,114,732	1,109,173
Accumulated depreciation	(111,177)	(101,835)

	1,003,555	1,007,338

Cash and cash equivalents	146,509	70,129
Restricted cash	18,328	17,394
Rents receivable, net	32,875	32,112
Deferred leasing costs, net	14,249	12,393
Acquired lease intangibles assets, net	62,104	67,533
Other assets	16,054	17,061
Assets held for sale	4,543	4,514

Total Assets	$1,298,217	$1,228,474

Liabilities and Equity
Liabilities:
Debt	$706,031	$607,250
Accounts payable and accrued liabilities	27,354	28,786
Deferred re nt	5,298	6,593
Tenant rent deposits	5,660	5,658
Acquired lease intangible liabilities, net	7,604	8,194
Other liabilities	19,711	22,794
Liabilities related to assets held for sale	87	67

Total Liabilities	771,745	679,342

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 53,175,051 and 54,591,047 shares issued and outstanding	531	545
Additional paid-in capital	566,122	577,131
Accumulated deficit	(151,264)	(142,383)
Accumulated other comprehensive (loss)/ income	(2,026)	715

Total Stockholders’ Equity	525,363	548,008
Non-controlling interests in properties	1,109	1,124

Total Equity	526,472	549,132

Total Liabilities and Equity	$1,298,217	$1,228,474

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statement
s
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Rental and other revenues	$40,122	$37,120
Operating expenses:
Property operating expens es	14,694	13,844
General and administrative	2,783	2,299
Depreciation and amortization	14,953	14,417

Total operating expenses	32,430	30,560

Operating income	7,692	6,560
Interest expense:
Contractual interest expense	(6,362)	(7,143)
Amortization of deferred financing costs and debt fair value	(324)	(337)

	(6,686)	(7,480)

Net income/(loss)	1,006	(920)
Less:
Net income attributable to non-controlling interests in properties	(182)	(169)

Net income/(loss) attributable to the Company	824	(1,089)
Preferred stock distributions	(1,855)	(1,855)

Net loss attributable to common stockholders	$(1,031)	$(2,944)

Net loss per common share:
Basic	$(0.02)	$(0.07)

Diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding:
Basic	54,458	39,565

Diluted	54,458	39,565

Dividends distributions declared per common share	$0.150	$0.235

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income/(loss)	$1,006	$(920)
Other comprehensive loss:
Unrealized cash flow hedge loss	(2,690)	—
Amounts reclassified to interest expense	(51)	—

Other comprehensive loss	(2,741)	—

Comprehensive loss	(1,735)	(920)
Less:
Comprehensive income attributable to non-controlling interests in properties	(182)	(169)

Comprehensive loss attributable to the Company	(1,917)	(1,089)
Preferred stock distributions	(1,855)	(1,855)

Comprehensive loss attributable to common stockholders	$(3,772)	$(2,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)
	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132
Restricted stock award grants and vesting	—	—	35	—	599	(79)	—	520	—	520
Common stock repurchased	—	—	(1,451)	(14)	(11,608)	—	—	(11,622)	—	(11,622)
Common stock dividend distribution declared	—	—	—	—	—	(7,771)	—	(7,771)	—	(7,771)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(200)	(200)
Net income	—	—	—	—	—	824	—	824	182	1,006
Other comprehensive loss	—	—	—	—	—	—	(2,741)	(2,741)	—	(2,741)

Balance—March 31, 2020	4,480	$112,000	53,175	$531	$566,122	$(151,264)	$(2,026)	$525,363	$1,109	$526,472

	Nu mber of shares of preferred stock	Preferred stock	Number of shares o f common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non - controlling interests in properties	Total equity
Balance—December 31, 2018	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$—	$397,413	$964	$398,377
Restricted stock award grants and vesting	—	—	92	1	302	(83)	—	220	—	220
Common stock dividend distribution declared	—	—	—	—	—	(9,314)	—	(9,314)	—	(9,314)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	12	12
Distributions	—	—	—	—	—	—	—	—	(134)	(134)
Net income	—	—	—	—	—	(1,089)	—	(1,089)	169	(920)

Balance—March 31, 2019	4,480	$112,000	39,636	$396	$377,428	$(104,449)	$—	$385,375	$1,011	$386,386

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income/(loss)	$1,006	$(920)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	14,953	14,417
Amortization of deferred financing costs and debt fair value	324	337
Amortization of above/below market leases	14	(27)
Increase in straight-line rent/expense	(704)	(1,454)
Non-cash stock compensation	569	444
Changes in non-cash working capital:
Rents receivable, net	(38)	(225)
Other assets	190	(1,710)
Accounts payable and accrued liabilities	(4,282)	(7,506)
Deferred rent	(1,295)	(485)
Tenant rent deposits	2	(45)

Net Cash Provided By Operating Activities	10,739	2,826

Cash Flows to Investing Activities:
Additions to real estate properties	(3,137)	(2,292)
Acquisition of real estate	—	(51,070)
Net proceeds from sale of real estate	—	17,426
Deferred leasing costs	(2,195)	(811)

Net Cash Used In Investing Activities	(5,332)	(36,747)

Cash Flows from Financing Activities:
Repurchases of common stock	(11,622)	—
Debt issuance and extinguishment costs	—	(516)
Proceeds from borrowings	100,000	75,950
Repayment of borrowings	(1,541)	(26,137)
Shares withheld for payment of taxes on restricted stock unit vesting	(49)	(224)
Contributions from non-controlling interests in properties	3	12
Distributions to non-controlling interests in properties	(200)	(134)
Dividend distributions paid to stockholders	(14,684)	(11,148)

Net Cash Provided By Financing Activities	71,907	37,803

Net Increase in Cash, Cash Equivalents and Restricted Cash	77,314	3,882
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	87,523	33,145

Cash, Cash Equivalents and Restricted Cash, End of Period	$164,837	$37,027

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	146,509	15,314
Restricted Cash, End of Period	18,328	21,713

Cash, Cash Equivalents and Restricted Cash, End of Period	$164,837	$37,027

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,111	$6,679
Purchase of additions in real estate properties included in accounts payable	$2,587	$4,161
Purchase of deferred leasing costs included in accounts payable	$284	$192

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
1. Organization and Description of Business
City Office REIT, Inc. (the “Company”) was organized in the state of Maryland on
November 26, 2013
. On
April 21, 2014
, the Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to City Office REIT Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnership (“common units”).
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
2. Summary of Significant Accounting Policies
Basis of Preparation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board established Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, by issuing Accounting Standards Update (“ASU”) No.
 2020-04.
ASU
2020-04
provides companies with optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. For contracts affected by reference rate reform, if certain criteria are met, companies can elect to not remeasure contracts at the modification date or reassess a previous accounting conclusion. Companies can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. ASU
2020-04
can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of ASU
2020-04
on its consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities occur.

3. Real Estate Investments
Acquisitions
During the three months ended March 31, 2020 and 2019 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Canyon Park	February 2019	100%

The foregoing acquisition was accounted fo
r
as
an
asset acquisition.
The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the three months ended March 31, 2019 (in thousands):

Canyon Park
Land	$7,098
Buildings and improvements	36,619
Tenant improvements	1,797
Lease intangible assets	8,109
Other assets	10
Accounts payable and other liabilities	(1,266)
Lease intangible liabilities	(1,297)

Net assets acquired	$51,070

Sale of Real Estate Property
On February 7, 2019, the Company sold the Plaza 25 property in Denver, Colorado for $17.9 million. No gain or loss was recognized on the sale as the property was carried at fair value less cost to sell on the date of disposition.
Assets Held for Sale
On May 10, 2019, the Company entered into a purchase and sale agreement to sell a land parcel at the Circle Point property for $6.5 million. The Company determined that the land parcel met the criteria for classification as held for sale as of March 31, 2020 and December 31, 2019. The transaction is anticipated to close in the third quarter of 2020, subject to customary closing conditions. As of March 31, 2020, the Company has received a $0.5 million non-refundable
deposit.
The property has been classified as held for sale as of March 31, 2020 and December 31, 2019 (in thousands):

Circle Point Land	March 31, 2020	December 31, 2019
Real estate properties, net	$4,543	$4,514

Assets held for sale	$4,543	$4,514

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	$(87)	$(67)

Liabilities related to assets held for sale	$(87)	$(67)

4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of March 31, 2020 and December 31, 2019 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
March 31, 2020	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,985	$87,320	$35,988	$138,293	$(13,878)	$(138)	$(14,016)
Accumulated amortization	(7,051)	(51,847)	(17,291)	(76,189)	6,371	41	6,412

	$7,934	$35,473	$18,697	$62,104	$(7,507)	$(97)	$(7,604)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2019	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$15,242	$87,320	$36,048	$138,610	$(13,878)	$(138)	$(14,016)
Accumulated amortization	(6,704)	(48,229)	(16,144)	(71,077)	5,782	40	5,822

	$8,538	$39,091	$19,904	$67,533	$(8,096)	$(98)	$(8,194)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2020	$14,129
2021	15,894
2022	8,233
2023	5,359
2024	3,191
Thereafter	7,694

$54,500

5. Debt
The following table summarizes the indebtedness as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Property	March 31, 2020	December 31, 2019	Interest Rate as of March 31, 2020 (1)		Maturity
Unsecured Credit Facility (3)(4)	$100,000	$—	LIBOR +1.50	% (2)	March 2022
Term Loan (4)	50,000	50,000	LIBOR +1.40	% (2)	September 2024
Midland Life Insurance (5)	84,861	85,293	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
Canyon Park (6)	40,950	40,950	4.30		March 2027
190 Office Center	40,700	40,854	4.79		October 2025
Circle Point	39,650	39,650	4.49		September 2028
SanTan	33,903	34,053	4.56		March 2027
Intellicenter	32,839	32,971	4.65		October 2025
The Quad	30,600	30,600	4.20		September 2028
FRP Collection	28,795	28,969	3.10		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027

Property	March 31, 2020	December 31, 2019	Interest Rate as of March 31, 2020 (1)	Maturity
Greenwood Blvd	22,425	22,425	3.15	December 2025
Cascade Station	22,216	22,304	4.55	May 2024
5090 N 40 th St	21,936	22,000	3.92	January 2027
AmberGlen	20,000	20,000	3.69	May 2027
Lake Vista Pointe	17,632	17,717	4.28	August 2024
Central Fairwinds	17,433	17,534	3.15	June 2024
FRP Ingenuity Drive	16,934	17,000	4.44	December 2024
Carillon Point	15,877	15,972	3.10	October 2023
Total Principal	710,751	612,292
Deferred financing costs, net	(5,302)	(5,660)
Unamortized fair value adjustments	582	618
Total	$706,031	$607,250

(1)	A
ll interest rates are fixed interest rates with the exception of the
U
nsecured
C
redit
F
acility (“Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4
below.

(2)	As of March 31, 2020, the one - month LIBOR rate was 0.99%.
(3)	In March 2018, the Company entered into
the

Credit Agreement

for
the
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

During the three months ended March 31, 2020,
the Company
drew approximately $100 million under the Unsecured Credit Facility. As of March 31, 2020, the Unsecured Credit Facility had $100 million drawn and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders.

The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
(4)	In September 2019, the Company entered into a five-year $50 million
Term Loan (the “Term Loan”)
increasing its authorized borrowings under the Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into a five-year interest rate swap for a notional amount of $50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.
(5)	The mortgage loan is cross-collateralized by Cherry Creek, City Center and 7595 Tech (formerly “DTC Crossroads”).
(6)	The mortgage loan anticipated repayment date (“ARD”) is March 1, 2027. The final scheduled maturity date can be extended up to 5 years beyond the ARD. If the loan is not paid off at ARD, loan’s interest rate shall be adjusted to the greater of (i) the initial interest rate plus 200 basis points or (ii) the yield on the five year “on the run” treasury reported by Bloomberg market data service plus 450 basis points.
The scheduled principal repayments of debt as of March 31, 2020 are as follows (in thousands):

2020	$4,738
2021	89,355
2022	106,529
2023	48,529
2024	124,725
Thereafter	336,875

$710,751

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

In September 2019, the Company entered into
a
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
As of March 31, 2020, the Interest Rate Swap was reported as a liability at its fair value of approximately $2.0 million, which is included in other liabilities on the Company’s consolidated balance sheet. For the three months ended March 31, 2020 the amount of realized losses reclassified to interest expense due to payments received by the swap counterparty were nominal.
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
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $610.3 million and $576.9 million as of March 31, 2020 and December 31, 2019, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the three months ended March 31, 2020 and 2019, the Company earned $0.1 million and $0.1 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (“Second City”).
On July 31, 2019, an indirect, wholly-owned subsidiary of the Company entered into an

Administrative Services Agreement

(the “Administrative Services Agreement”) with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the three months ended March 31, 2020, the amounts earned by the Company for the administrative services performed for Clarity were nominal.
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

For the three months ended March 31, 2020 and March 31, 2019, the Company recognized $40.1 million and $37.1 million, respectively, of rental and other revenue related to its operating leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed payments	$34,092	$32,199
Variable payments	6,016	4,880

	$40,108	$37,079

Future minimum lease payments to be received by the Company as of March 31, 2020 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2020	$90,339
2021	113,927
2022	95,518
2023	77,243
2024	57,558
Thereafter	115,327

$549,912

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate. One state government tenant currently has the exercisable right to terminate their lease if the applicable state legislature does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. This tenant represents approximately 7.2% of the Company’s total future minimum lease payments as of March 31, 2020.
Lessee Accounting
As a lessee, the Company has ground and office leases which
are classified as operating and financing leases
. As of March
31
,
2020
, these leases had remaining terms of
2
to
68
years and a weighted average remaining lease term of
56
years.
R
ight-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	As of March 31, 2020	As of December 31, 2019
Right-of-use asset – operating leases	$13,031	$13,130
Lease liability – operating leases	$7,985	$8,033
Right-of-use asset – financing leases	$73	$79
Lease liability – financing leases	$73	$79

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

6.3
% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments.
Right-of-use
assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Operating lease expense for each of the three months ended March 31, 2020 and March 31, 2019 was $0.2 million. Financing lease expense for the three months ended March 31, 2020 was nominal. The Company did not have any financing leases as of the three months ended March 31, 2019.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of March 31, 2020 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2020	$364	$20
2021	817	27
2022	798	27
2023	663	4
2024	597	—
Thereafter	26,680	—

Total future minimum lease payments	29,919	78
Discount	(21,934)	(5)

Total	$7,985	$73

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2020
,
management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity
Share Repurchase Plan
On March
9
, 2020, the Company’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. Under the share repurchase program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements.

Repurchased shares of common stock will be classified as authorized and unissued shares. The Company recognizes the cost of shares of common stock it repurchases, including direct costs incurred, as a reduction in stockholders’ equity. Such reductions of stockholders equity due to the repurchases of shares of common stock will be applied first, to reduce common stock in the amount of the par value associated with the shares of common stock repurchased and second, to reduce additional paid-in
capital by the amount that the purchase price for the shares of common stock repurchased exceed the par value.
During the three months ended March 31, 2020, the Company completed the repurchase of 1,451,249 shares of its common stock for approximately $11.6 million. There were no shares repurchased during the three months ended March 31, 2019.
Common Stock and Common Unit Distributions
On March 25, 2020, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.15 per comm
o
n
share for the quarterly period ended March 31, 2020. The dividend was paid subsequent to quarter end on April 24, 2020 to common stockholders and common unitholders of record as of the close of business on April 9, 2020, resulting in an aggregate payment of $7.8 million.
Preferred Stock Distributions
On March 25, 2020 the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”)

for an aggregate amount of $1.9 million for the quarterly period ended March 31, 2020. The dividend was paid subsequent to quarter end on April 24, 2020 to the holders of record of Series A Preferred Stock as of the close of business on
 April 9, 2020.
Equity Incentive Plan
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
On January 27, 2020, each of the Board of Directors and the Compensation Committee approved a new form of performance-based restricted unit award agreement (the “Performance RSU Award Agreement”) that will be used to grant performance-based restricted stock unit awards (“Performance RSU Awards”) pursuant to the Equity Incentive Plan. The Performance RSU Awards are based upon the total stockholder return (“TSR”) of the Company’s common stock over a three-year measurement period beginning January 1, 2020 and ending on December 31, 2022 (the “Measurement Period”) relative to the TSR of the companies in the SNL US REIT Office index as of January 2, 2020 (the “2020 RSU Peer Group”). The payouts under the Performance RSU Awards are evaluated on a sliding scale as follows: TSR below the 30th percentile of the 2020 RSU Peer Group would result in a 50% payout; TSR at the 50th percentile of the 2020 RSU Peer Group would result in a 100% payout; and TSR at or above the 75th percentile of the 2020 RSU Peer Group would result in a 150% payout. Payouts are mathematically interpolated between these stated percentile targets, subject to a 150% maximum.
To the extent earned, the payouts of the Performance RSU Awards are intended to be settled in the form of shares of the Company’s common stock, pursuant to the Equity Incentive Plan. Upon satisfaction of the vesting conditions, dividend equivalents in an amount equal to all regular and special dividends declared with respect to the Company’s common stock during each annual measurement period during the Measurement Period are determined and paid on a cumulative, reinvested basis over the term of the applicable Performance RSU Award, at the time such award vests and based on the number of shares of the Company’s common stock that are earned.
During the three months ended March 31, 2020, 147,050 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive
employees with a fair value of $2.0 million. The
RSU
awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three months ended March 31, 2020
,
the Company recognized net compensation expense of $0.5 million related to the RSUs. For the three months ended March 31, 2019, the Company recognized net compensation expense of $0.4 million related to the RSUs.
During the three months ended March 31, 2020, 97,500
Performance RSU Awards were granted to executive officers with a fair value of $1.3
million. The Performance RSU Awards will vest on the last day of the three-year measurement period of January 1, 2020 through December 31, 2022.
For the three months ended March 31, 2020, the Company recognized net compensation expense of $0.1 million related to the Performance RSU Awards. There was no
compensation expense related to the Performance RSU Awards for the three months ended March 31, 2019.
11. Subsequent Events
Subsequent to quarter end through May 5, 2020, the Company settled on the repurchase of 5,872,328 shares of its common stock for approximately $48.9 million.
COVID-19
The recent
COVID-19
pandemic has caused significant disruption in global financial markets and economies. The Company is closely monitoring the impact of the recent
COVID-19
pandemic on all aspects of its business and geographies, including government actions in response to the outbreak and the impact on its tenants. While the Company did not experience any significant disruptions during the three months ended March 31, 2020, as a result of the
COVID-19
pandemic or governmental or tenant actions in response thereto, the extent to which
COVID-19
will impact the Company is highly uncertain and cannot be predicted with confidence at this time.
Since March 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of
COVID-19.
The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated financial statements and the related notes thereto of the City Office REIT, Inc. contained in this Quarterly Report on Form
10-Q
(this “Report”).
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
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report on Form
10-Q,
including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:
•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions, including as a result of the recent COVID-19 pandemic;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements or actions in response to the recent global COVID-19 pandemic;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	other factors described in our news releases and filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2019 under the heading “Risk Factors” and in our subsequent reports filed with the SEC.

The forward-looking statements contained in this Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2019 under the heading “Risk Factors” and in our subsequent reports filed with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
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
Revenue Base
As of March 31, 2020, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of net rentable area (“NRA”). As of March 31, 2020, our properties were approximately 92.2% leased.
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
Factors That May Influence Our Operating Results and Financial Condition
COVID-19
During the first quarter of 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of businesses and other facilities, and most of the markets in which our buildings are located are subject to some form of quarantine or shelter-in-place
restrictions. These forced closures and restrictions have had a material adverse effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting some of our tenants’ ability to pay their rent.
It is still too early to predict the extent and timing of the full impact on businesses from the severe dislocations caused by the effective shutdown of large segments of our economy. While the
COVID-19
pandemic did not have a meaningful impact on our financial results for the first quarter of 2020, we believe it is likely our future financial results will be adversely impacted by the
COVID-19
pandemic. Given the fluidity of the pandemic and its uncertain impact on economic activity, losses related to tenant financial difficulties are difficult to predict.
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in March and April of 2020 was significantly lower than normal due to the
COVID-19
pandemic. Usage of our assets for the remainder of 2020, however, depends on the duration of the
COVID-19
pandemic, which is difficult to estimate.
We believe that some of the industries that will be most impacted by
COVID-19
are coworking, retail, restaurant and café, travel and accommodation, live event related and energy. We generally have limited exposure to these industries, with these sectors comprising approximately 3% of our portfolio by square footage. However, the impact of
COVID-19
extends to all sectors of the U.S. economy and as such, we expect that tenants outside of these select industries will also face significant challenges. Rating agencies have downgraded the credit rating and outlook of many businesses, including two of our ten largest tenants.
Through May 4, 2020, we have collected approximately 98% of our contractually required base rents from our tenants for the month of April 2020. We expect that the rate of collections in May 2020 and future months may be lower, as the length of the economic downturn continues to impact tenants. We have received rent relief requests from certain tenants, and we have developed dedicated teams and processes to evaluate non-payments
and rent relief requests. We believe many of these requests received were from tenants who have the ability to pay rent and were seeking opportunistic deferral opportunities. We are working efficiently to find tailored resolutions in each case where warranted, including potential deferrals of rent, lease term extensions in lieu of short term rent relief, temporary percentage rent opportunities for hospitality entities, or, in limited circumstances, rent abatement particularly when the tenant is viewed as an amenity to the building. We assume we will incur losses due to tenants that default on their leases, file for bankruptcy and/or otherwise experience significant financial difficulty as a result of the
COVID-19
pandemic, but the extent of those losses is difficult to predict.

We also believe that leasing activity has been and will continue to be impacted by
COVID-19.
We expect that we will experience slower than originally anticipated speculative new leasing, which we expect will be partially offset by higher renewal activity. Overall, this would reduce our anticipated rental revenues. Because construction activities have generally been classified as essential activities throughout our markets during the
COVID-19
pandemic, we do not currently expect meaningful delays in customers taking occupancy under recently signed leases.
Strategically, we have made adjustments to our business operations as a result of
COVID-19.
We have ceased acquisition activities, allocated capital towards our share repurchase program, adjusted our common stock dividend and are operating with lower leverage and higher levels of liquidity. For a discussion of the impact of the
COVID-19
pandemic on our liquidity and balance sheet, see “Liquidity and Capital Resources” below.
The situation surrounding
COVID-19
remains fluid and we will continue to monitor and actively manage our response in collaboration with tenants, government officials and other third parties to optimally position the Company.
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

Our Properties
As of March 31, 2020, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of March 31, 2020.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (20.8% of NRA)	Pima Center	100.0%	272	87.0%	$27.44	$27.44	$6,491
	SanTan	100.0%	267	91.7%	$28.11	$28.11	$6,868
	5090 N 40 th St	100.0%	174	94.6%	$28.58	$28.58	$4,714
	Camelback Square	100.0%	174	78.8%	$31.25	$31.25	$4,284
	The Quad	100.0%	163	100.0%	$29.20	$29.51	$4,759
	Papago Tech	100.0%	163	90.9%	$22.46	$22.46	$3,322
Denver, CO (19.9%)	Cherry Creek	100.0%	356	100.0%	$18.59	$19.31	$6,612
	Circle Point	100.0%	272	94.3%	$17.88	$31.76	$4,583
	Denver Tech (3)	100.0%	381	78.0%	$22.96	$27.02	$6,591
	Superior Pointe	100.0%	151	96.5%	$18.08	$30.55	$2,641
Tampa, FL (17.9%)	Park Tower	94.8%	471	89.8%	$25.58	$25.58	$10,820
	City Center	95.0%	242	93.1%	$25.83	$25.83	$5,814
	Intellicenter	100.0%	204	100.0%	$23.99	$23.99	$4,881
	Carillon Point	100.0%	124	100.0%	$28.36	$28.36	$3,522
Orlando, FL (12.4%)	Florida Research Park (4)	96.6%	397	96.9%	$23.93	$27.39	$9,171
	Central Fairwinds	97.0%	168	93.7%	$25.10	$25.10	$3,956
	Greenwood Blvd	100.0%	155	100.0%	$23.25	$23.25	$3,605
San Diego, CA (10.0%)	Sorrento Mesa	100.0%	296	85.3%	$25.77	$33.77	$6,507
	Mission City	100.0%	286	91.6%	$35.43	$35.43	$9,276
Dallas, TX (9.9%)	190 Office Center	100.0%	303	81.2%	$25.55	$25.55	$6,288
	Lake Vista Pointe	100.0%	163	100.0%	$16.00	$25.00	$2,613
	2525 McKinnon	100.0%	111	88.5%	$28.23	$45.23	$2,782
Portland, OR (5.6%)	AmberGlen	76.0%	203	98.4%	$21.78	$24.32	$4,342
	Cascade Station	100.0%	128	100.0%	$26.69	$28.06	$3,403
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$21.84	$29.84	$4,515

Total / Weighted Average – March 31, 2020 (5)			5,831	92.2%	$24.66	$27.58	$132,360

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases for the year ended March 31, 2020.

(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2020 by (ii) 12.

(3)	Denver Tech is comprised of 7601 Tech, which was acquired during the third quarter of 2019, and 7595 Tech (formerly “DTC Crossroads”).

(4)	Florida Research Park is comprised of FRP Collection and FRP Ingenuity Drive.

(5)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. In addition, the recent
COVID-19
pandemic has caused significant disruption in global financial markets and economies. This global disruption could have a material impact on the markets in which we operate, our tenants and our ability to successfully execute our business strategy. The extent to which
COVID-19
will impact the Company is highly uncertain and cannot be predicted with confidence at this time. Refer to “Item 1A. Risk Factors” in this Report for further information.
Summary of Significant Accounting Policies
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Results of Operations
Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $3.0 million, or 8%, to $40.1 million for the three months ended March 31, 2020 compared to $37.1 million for the three months ended March 31, 2019. Of this increase, $0.9 million was attributable to the acquisition of Canyon Park in February 2019, $0.9 million was attributable to the acquisition of Cascade Station in June 2019 and $1.4 million was attributable to the acquisition of 7601 Tech, part of our Denver Tech property, in September 2019. Revenue from Park Tower increased by $0.2 million as a result of increased average occupancy over the prior year and 190 Office Center increased by $0.3 million, primarily as a result of a termination fee received in the current year. Partially offsetting these increases, Plaza 25 decreased overall revenue by $0.2 million due to the sale of the property in February 2019 and Logan Tower decreased overall revenue by $0.3 million due to the sale of the property in December 2019. In addition, revenue from the Sorrento Mesa portfolio decreased by $0.2 million as a result of the sale of the 10455 Pacific Center building in May 2019. The remaining properties’ revenues were flat in comparison to the prior year.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $1.8 million, or 6%, to $32.4 million for the three months ended March 31, 2020, from $30.6 million for the three months ended March 31, 2019, primarily due to the acquisitions described above. Total operating expenses increased by $0.6 million, $0.7 million and $1.1 million, respectively, from the acquisitions of Canyon Park, Cascade Station and 7601 Tech properties. Plaza 25 operating expenses decreased by $0.2 million due to its sale in February 2019 and Logan Tower operating expenses decreased by $0.3 million due to its sale in December 2019. Operating expenses for the Sorrento Mesa portfolio decreased by $0.3 million due to the sale of the 10455 Pacific Center building in May 2019. General and administrative expenses increased by approximately $0.5 million, primarily attributable to higher payroll costs. The remaining operating expenses were marginally lower in comparison to the prior-year period.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $0.9 million, or 6%, to $14.7 million for the three months ended March 31, 2020, from $13.8 million for the three months ended March 31, 2019. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Canyon Park, Cascade Station and 7601 Tech properties contributed an additional $0.2 million, $0.3 million, and $0.6 million, respectively, in additional property operating expenses. Partially offsetting these increases, Plaza 25 decreased by $0.2 million due to the sale of that property in February 2019, the Sorrento Mesa portfolio decreased by $0.1 million due to the sale of the 10455 Pacific Center building in May 2019, and Logan Tower decreased by $0.2 million due to the sale of that property in December 2019. The remaining property operating expenses aggregate to an increase of $0.3 million in comparison to the prior-year period.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.5 million, or 21%, to $2.8 million for the three months ended March 31, 2020, from $2.3 million for the three months ended March 31, 2019. The increase was primarily attributable to higher payroll costs.
Depreciation and Amortization.
Depreciation and amortization increased $0.6 million, or 4%, to $15.0 million for the three months ended March 31, 2020, from $14.4 million for the three months ended March 31, 2019, primarily due to the addition of the Canyon Park, Cascade Station and 7601 Tech properties. These increases were partially offset by a decrease at Plaza 25, Logan Tower and the 10455 Pacific Center building of the Sorrento Mesa property due to the sale of those properties.
Other Expense (Income)
Interest Expense.
Interest expense decreased $0.8 million, or 11%, to $6.7 million for the three months ended March 31, 2020, from $7.5 million for the three months ended March 31, 2019. The decrease was primarily attributable to a decrease of $1.1 million of interest expense on our Unsecured Credit Facility (as defined herein) as a result of the repayments using the net proceeds of the equity raises during the year. Interest expense also decreased by $0.2 million due to the negotiated reduction in interest rate on four mortgages in the second half of 2019. Partially offsetting these decreases, interest expense for the Canyon Park and Cascade Station property level debt increased by $0.3 million, and $0.2 million, respectively, due to the acquisitions of those properties in 2019.
Cash Flows
Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019
Cash, cash equivalents and restricted cash were $164.8 million and $37.0 million as of March 31, 2020 and March 31, 2019, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $7.9 million to $10.7 million for the three months ended March 31, 2020 compared to $2.8 million for the same period in 2019. The increase was primarily attributable to increased operating cash flows from acquired properties, including changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities decreased by $31.4 million to $5.3 million for the three months ended March 31, 2020 compared to $36.7 million for the same period in 2019. The decrease in cash used in investing activities was primarily due to no acquisitions or dispositions of real estate during the three months ended March 31, 2020 compared to aggregate $51.1 million of acquisitions and aggregate $17.4 million of dispositions for the same period in 2019.
Cash flow from financing activities.
Net cash provided by financing activities increased by $34.1 million to $71.9 million for the three months ended March 31, 2020 compared to $37.8 million for the same period in 2019. Cash flow provided by financing activities increased primarily due to higher net proceeds from our Unsecured Credit Facility borrowings for the three months ended March 31, 2020 compared to the same period in 2019, partially offset by common stock repurchases during the three months ended March 31, 2020.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $146.5 million of cash and cash equivalents and $18.3 million of restricted cash as of March 31, 2020.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility (our “Unsecured Credit Facility”) that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. During the three months ended March 31, 2020, we drew approximately $100 million under the Unsecured Credit Facility. At March 31, 2020, we had approximately $100 million outstanding under our Unsecured Credit Facility and a $7.0 million letter of credit to satisfy escrow requirements for a mortgage lender.
On September 27, 2019, the Company entered into the five-year $50 million Term Loan (the “Term Loan”), increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the five-year interest rate swap for a notional amount of $50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.
On June 16, 2017, the Company and the Operating Partnership previously entered into equity distribution agreements (collectively, the “Initial Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp., (collectively, the “Initial Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) through the Initial Sales Agents, acting as agents or principals (the “Prior ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Initial Amendments”) to the Initial Agreements (as amended by the Amendments, the “Prior EDAs”) with each of the Initial Sales Agents to increase the number of shares of common stock issuable under the Prior ATM Program. The Company terminated the Prior EDAs effective February 25, 2020. The Company did not issue any shares of common stock or Series A Preferred Stock under the Prior ATM Program for the period beginning on January 1, 2020 through the date the Prior EDAs were terminated or during the three months ended March 31, 2020.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the three months ended March 31, 2020.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of March 31, 2020, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2020	2021-2022	2023-2024	More than 5 years
Principal payments on mortgage loans	$710,751	$4,738	$195,884	$173,254	$336,875
Interest payments (1)	134,628	20,302	45,789	37,089	31,448
Tenant-related commitments	12,530	11,904	626	—	—
Lease obligations	29,997	384	1,669	1,264	26,680

Total	$887,906	$37,328	$243,968	$211,607	$395,003

(1)	Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at March 31, 2020. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance
Sheet Arrangements
As of March 31, 2020, we had a $7 million letter of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for a mortgage lender.
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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal, because as of March 31, 2020, approximately $560.8 million, or 78.9%, of our debt had fixed interest rates and approximately $150 million, or 21.1%, had variable interest rates. Of the $150 million variable rate debt, $50 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 85.9% of our debt was fixed rate debt and 14.1% was variable rate debt as of March 31, 2020. A 10% increase in LIBOR would increase our annual interest costs by approximately $0.1 million on debt outstanding as of March 31, 2020, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would decrease our annual interest costs by approximately $0.1 million on debt outstanding as of March 31, 2020 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure. In addition, the uncertainty that exists with respect to the economic impact of the recent
COVID-19
pandemic has introduced significant volatility in global financial markets and economies subsequent to the three months ended March 31, 2020. The impacts of such volatility on the Company cannot be predicted with confidence or reasonably estimated at this time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of March 31, 2020, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
The following risk factor supplements the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2019. Except as presented below or in the section titled “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Quarterly Report on Form
10-Q,
there have been no material changes from the risk factors set forth in such Annual Report.
The current pandemic of the novel coronavirus
(“COVID-19”),
and the future outbreak of other highly infectious or contagious diseases, could have an adverse effect on our financial condition, results of operations, cash flow, ability to pay dividends and the per share market price of our common stock or preferred stock.
Since being reported in December 2019,
COVID-19
has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared
COVID-19
a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to
COVID-19.
Since that time, the global impact of the outbreak has been rapidly evolving and, as cases of
COVID-19
have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.
The
COVID-19
pandemic has had, and a future outbreak of other highly infectious or contagious diseases could have, repercussions across regional and global financial markets and economies. The outbreak of
COVID-19
in many countries, including the United States, has adversely impacted global economic activity and has contributed to significant volatility in financial markets.
Certain states and cities, including where we own properties and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel,
“stay-at-home”
rules and restrictions on the types of businesses that may continue to operate. The Company cannot predict if additional states and cities will implement similar restrictions, whether or how the nature of these restrictions may evolve or when restrictions currently in place or modified restrictions in the future will expire. As a result, the
COVID-19
pandemic is negatively impacting many industries and governmental operations directly or indirectly, including the industries in which the Company and our tenants operate. A number of our tenants have announced temporary closures of their offices and other operations, and requested rent deferral or rent abatement during this pandemic. In addition, many of our employees in our principal offices are currently working remotely. The effects of an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
The
COVID-19
pandemic, or a future outbreak of other highly infectious or contagious diseases, could also have adverse effects on our financial condition, results of operations, cash flow, ability to pay dividends and the per share market price of our common stock or preferred stock, among other factors:
•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•	the reduced economic activity severely impacts our tenants’ businesses, financial condition, liquidity and creditworthiness, which may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, seek modifications of such obligations or exercise early termination rights;

•	a decrease in the demand for office space, which may have an adverse effect on our financial condition, results of operations and cash flow than if we owned a more diversified real estate portfolio;

•	difficulty accessing sources of capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to debt or equity capital necessary to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs) or refinancings on a timely basis and our tenants’ ability to fund their business operations and meet their obligations to us;

•	the financial impact of the
COVID-19
pandemic could negatively impact our future compliance with financial covenants of our Unsecured Credit Facility, including the Term Loan, and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance
could negatively impact our ability to make additional borrowings and pay dividends on our common stock or preferred stock;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties due to a lack of suitable acquisition opportunities;

•	a general decline in the attractiveness of our properties due to changes in the demand for office space, which may adversely impact our ability to consummate pending or future dispositions on terms that allow us to recover expected carrying values of a real estate investment; and

•	the potential negative impact on the health of a significant number of our employees could result in a deterioration in our ability to ensure business continuity or maintain adequate disclosure reporting or internal controls through the duration of this disruption.

The extent to which the
COVID-19
pandemic impacts our financial condition, results of operations and cash flow, and those of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. In addition, non-payment
of rent or early lease terminations by our tenants could reduce our cash flows, which could impact our ability to pay dividends to the holders of our common stock and preferred stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 9, 2020, the Company’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. Under the share repurchase program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements.
Repurchased shares of common stock will be classified as authorized and unissued shares. The Company recognizes the cost of shares of common stock it repurchases, including direct costs incurred, as a reduction in stockholders’ equity. Such reductions of stockholders equity due to the repurchases of shares of common stock repurchased will be applied first, to reduce common stock in the amount of the par value associated with the shares of common stock repurchased and second, to reduce additional paid-in
capital by the amount that the purchase price for the shares of common stock repurchased exceed the par value.
Share repurchase activity under our share repurchase plan, on a trade date basis, for the three months ended March 31, 2020, was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock Repurchased	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Plan	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Plan (1) (thousands)
January 1 – 31, 2020	—	$—	—	$—	(2)
February 1 – 29, 2020	—	—	—	—	(2)
March 1 – 31, 2020	1,451,249	7.99	1,451,249	88,406

Total	1,451,249	$7.99	1,451,249	$88,406

(1)	Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.

(2)	The share repurchase plan was approved by the Company’s Board of Directors on March 9, 2020. Therefore, no purchases were authorized or made during this period.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

1.1
Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.2
Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.3
Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.4
Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.5
Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.6
Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.7
Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Janney Montgomery Scott LLC (incorporated by reference to Exhibit 1.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

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

10.1	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2020). **

10.2
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

†	Filed herewith.

*
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

**	Compensatory Plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CITY OFFICE REIT, INC.
Date: May 7, 2020

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2020

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)