Form 10-Q
period 2020-06-30
City Office REIT, Inc.
filed 2020-08-06
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).    Yes
☐
    ☒  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August
3
, 2020 was 43,397,117.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated
Balance
Sheets
(Unaudited)
(In thousands, except par value and share data)

	June 30, 2020	December 31, 2019
Assets
Real estate properties
Land	$230,034	$230,034
Building and improvement	788,544	784,636
Tenant improvement	104,842	94,218
Furniture, fixtures and equipment	285	285

	1,123,705	1,109,173
Accumulated depreciation	(120,298)	(101,835)

	1,003,407	1,007,338

Cash and cash equivalents	67,039	70,129
Restricted cash	16,104	17,394
Rents receivable, net	33,145	32,112
Deferred leasing costs, net	14,067	12,393
Acquired lease intangible assets, net	56,789	67,533
Other assets	16,817	17,061
Assets held for sale	4,543	4,514

Total Assets	$1,211,911	$1,228,474

Liabilities and Equity
Liabilities:
Debt	$704,797	$607,250
Accounts payable and accrued liabilities	28,203	28,786
Deferred rent	7,029	6,593
Tenant rent deposits	5,358	5,658
Acquired lease intangible liabilities, net	7,010	8,194
Other liabilities	18,832	22,794
Liabilities related to assets held for sale	27	67

Total Liabilities	771,256	679,342

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,511,313 and 54,591,047 shares issued and outstanding	445	545
Additional paid-in capital	488,820	577,131
Accumulated deficit	(159,390)	(142,383)
Accumulated other comprehensive (loss)/income	(2,324)	715

Total Stockholders’ Equity	439,551	548,008
Non-controlling interests in properties	1,104	1,124

Total Equity	440,655	549,132

Total Liabilities and Equity	$1,211,911	$1,228,474

Subsequent Events (Note 11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental and other revenues	$39,617	$41,171	$79,739	$78,291
Operating expenses:
Property operating expenses	14,084	14,526	28,780	28,370
General and administrative	2,697	3,362	5,480	5,660
Depreciation and amortization	15,080	14,604	30,032	29,022

Total operating expenses	31,861	32,492	64,292	63,052

Operating income	7,756	8,679	15,447	15,239
Interest expense:
Contractual interest expense	(6,792)	(7,502)	(13,153)	(14,645)
Amortization of deferred financing costs and debt fair value	(341)	(334)	(665)	(671)

	(7,133)	(7,836)	(13,818)	(15,316)
Net gain on sale of real estate property	—	478	—	478

Net income	623	1,321	1,629	401
Less:
Net income attributable to non-controlling interests in properties	(179)	(165)	(361)	(334)

Net income attributable to the Company	444	1,156	1,268	67
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,710)

Net loss attributable to common stockholders	$(1,411)	$(699)	$(2,442)	$(3,643)

Net loss per common share:
Basic	$(0.03)	$(0.02)	$(0.05)	$(0.09)

Diluted	$(0.03)	$(0.02)	$(0.05)	$(0.09)

Weighted average common shares outstanding:
Basic	47,542	39,640	50,993	39,603

Diluted	47,542	39,640	50,993	39,603

Dividend distributions declared per common share	$0.150	$0.235	$0.300	$0.470

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$623	$1,321	$1,629	$401
Other comprehensive loss:
Unrealized cash flow hedge loss	(394)	—	(3,084)	—
Amounts reclassified to interest expense	96	—	45	—

Other comprehensive loss	(298)	—	(3,039)	—

Comprehensive income/(loss)	325	1,321	(1,410)	401
Less:
Comprehensive income attributable to non-controlling interests in properties	(179)	(165)	(361)	(334)

Comprehensive income/(loss) attributable to the Company	146	1,156	(1,771)	67
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,710)

Comprehensive loss attributable to common stockholders	$(1,709)	$(699)	$(5,481)	$(3,643)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132
Restricted stock award grants and vesting	—	—	35	—	599	(79)	—	520	—	520
Common stock repurchased	—	—	(1,451)	(14)	(11,608)	—	—	(11,622)	—	(11,622)
Common stock dividend distribution declared	—	—	—	—	—	(7,771)	—	(7,771)	—	(7,771)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(200)	(200)
Net income	—	—	—	—	—	824	—	824	182	1,006
Other comprehensive loss	—	—	—	—	—	—	(2,741)	(2,741)	—	(2,741)

Balance—March 31, 2020	4,480	$112,000	53,175	$531	$566,122	$(151,264)	$(2,026)	$525,363	$1,109	$526,472

Restricted stock award grants and vesting	—	—	135	2	659	(66)	—	595	—	595
Common stock repurchased	—	—	(8,799)	(88)	(77,961)	—	—	(78,049)	—	(78,049)
Common stock dividend distribution declared	—	—	—	—	—	(6,649)	—	(6,649)	—	(6,649)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(184)	(184)
Net income	—	—	—	—	—	444	—	444	179	623
Other comprehensive loss	—	—	—	—	—	—	(298)	(298)	—	(298)

Balance—June 30, 2020	4,480	$112,000	44,511	$445	$488,820	$(159,390)	$(2,324)	$439,551	$1,104	$440,655

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2018	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$—	$397,413	$964	$398,377
Restricted stock award grants and vesting	—	—	92	1	302	(83)	—	220	—	220
Common stock dividend distribution declared	—	—	—	—	—	(9,314)	—	(9,314)	—	(9,314)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	12	12
Distributions	—	—	—	—	—	—	—	—	(134)	(134)
Net income	—	—	—	—	—	(1,089)	—	(1,089)	169	(920)

Balance—March 31, 2019	4,480	$112,000	39,636	$396	$377,428	$(104,449)	$—	$385,375	$1,011	$386,386

Restricted stock award grants and vesting	—	—	11	—	509	(99)	—	410	—	410
Common stock dividend distribution declared	—	—	—	—	—	(9,318)	—	(9,318)	—	(9,318)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	10	10
Distributions	—	—	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	1,156	—	1,156	165	1,321

Balance—June 30, 2019	4,480	$112,000	39,647	$396	$377,937	$(114,565)	$—	$375,768	$1,030	$376,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$1,629	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,032	29,022
Amortization of deferred financing costs and debt fair value	665	671
Amortization of above and below market leases	(47)	(92)
Increase in straight-line rent/expense	(1,002)	(3,424)
Non-cash stock compensation	1,157	879
Net gain on sale of real estate property	—	(478)
Changes in non-cash working capital:
Rents receivable, net	6	(1,677)
Other assets	(673)	(1,082)
Accounts payable and accrued liabilities	(567)	(5,241)
Deferred rent	436	53
Tenant rent deposits	(300)	(394)

Net Cash Provided By Operating Activities	31,336	18,638

Cash Flows to Investing Activities:
Additions to real estate properties	(15,140)	(9,881)
Acquisition of real estate	—	(61,012)
Net proceeds from sale of real estate	—	33,941
Deferred leasing costs	(3,056)	(1,598)

Net Cash Used In Investing Activities	(18,196)	(38,550)

Cash Flows (to)/from Financing Activities:
Repurchases of common stock	(89,671)	—
Debt issuance and extinguishment costs	—	(648)
Proceeds from borrowings	130,000	95,950
Repayment of borrowings	(33,116)	(54,827)
Shares withheld for payment of taxes on restricted stock unit vesting	(42)	(246)
Contributions from non-controlling interests in properties	3	22
Distributions to non-controlling interests in properties	(384)	(290)
Dividend distributions paid to stockholders	(24,310)	(22,318)

Net Cash (Used In)/Provided By Financing Activities	(17,520)	17,643

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4,380)	(2,269)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	87,523	33,145

Cash, Cash Equivalents and Restricted Cash, End of Period	$83,143	$30,876

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	67,039	11,581
Restricted Cash, End of Period	16,104	19,295

Cash, Cash Equivalents and Restricted Cash, End of Period	$83,143	$30,876

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,393	$14,696
Purchase of additions in real estate properties included in accounts payable	$6,487	$1,411
Purchase of deferred leasing costs included in accounts payable	$550	$160
Debt assumed on acquisition of real estate	$—	$22,473
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

On April 10, 2020, the Financial Accounting Standards Board (the “FASB”) issued a Staff Q&A to respond to some frequently asked questions about accounting for rent relief related to the effects of the
COVID-19
pandemic. Consequently, for rent relief related to the effects of the
COVID-19
pandemic, an entity will not be required to analyze each contract to determine whether enforceable rights and obligations for abatements exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided rent relief related to the effects of the
COVID-19
pandemic (e.g., deferrals of lease payments, reduced future lease payments, etc.) as long as the rent relief does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. To date, the Company granted rent relief to certain tenants, most often in the form of a rent deferral or rent abatement. For rent relief granted that did not result in a substantial increase in the rights of the lessor or the obligations of the lessee, the Company elected to not apply the lease modification guidance and instead account for the rent relief as though the enforceable rights and obligations for the relief existed in the original contract. For rent relief granted that resulted in a substantial increase in the rights of the lessor or the obligations of the lessee, the Company applied the lease modification guidance to the applicable contracts.
3. Real Estate Investments
Acquisitions
During the six months ended June 30, 2020 and 2019 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Cascade Station	June 2019	100%
Canyon Park	February 2019	100%
The foregoing acquisitions were accounted for as asset acquisitions.
The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2019 (in thousands):

	Canyon Park	Cascade Station	Total June 30, 2019
Land	$7,098	$—	$7,098
Building and improvement	36,619	25,141	61,760
Tenant improvement	1,797	2,080	3,877
Lease intangible assets	8,109	3,134	11,243
Other assets	10	3,164	3,174
Debt	—	(697)	(697)
Accounts payable and other liabilities	(1,266)	(186)	(1,452)
Lease intangible liabilities	(1,297)	(220)	(1,517)

Net assets acquired	$51,070	$32,416	$83,486

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

Assets Held for Sale
On May 10, 2019, the Company entered into a purchase and sale agreement to sell a land parcel at the Circle Point property for $6.5 million. The Company determined that the land parcel met the criteria for classification as held for sale as of June 30, 2020 and December 31, 2019.
As of June 30, 2020, the Company had received a $0.8
million
non-refundable
deposit. On July 23, 2020, the Company completed the sale of the land parcel at the Circle Point property.
The property has been classified as held for sale as of June 30, 2020 and December 31, 2019 (in thousands):

Circle Point Land	June 30, 2020	December 31, 2019
Real estate properties, net	$4,543	$4,514

Assets held for sale	$4,543	$4,514

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	$(27)	$(67)

Liabilities related to assets held for sale	$(27)	$(67)

4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of June 30, 2020 and December 31, 2019 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
June 30, 2020	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,870	$87,163	$35,949	$137,982	$(13,862)	$(138)	$(14,000)
Accumulated amortization	(7,469)	(55,325)	(18,399)	(81,193)	6,948	42	6,990

	$7,401	$31,838	$17,550	$56,789	$(6,914)	$(96)	$(7,010)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2019	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$15,242	$87,320	$36,048	$138,610	$(13,878)	$(138)	$(14,016)
Accumulated amortization	(6,704)	(48,229)	(16,144)	(71,077)	5,782	40	5,822

	$8,538	$39,091	$19,904	$67,533	$(8,096)	$(98)	$(8,194)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2020	$9,413
2021	15,890
2022	8,229
2023	5,355
2024	3,077
Thereafter	7,815

$49,779

5. Debt
The following table summarizes the indebtedness as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Property	June 30, 2020	December 31, 2019	Interest Rate as of June 30, 2020 (1)		Maturity
Unsecured Credit Facility (3)(4)	$100,000	$—	LIBOR +1.50	% (2)	March 2022
Term Loan (4)	50,000	50,000	LIBOR +1.40	% (2)	September 2024
Midland Life Insurance (5)	84,425	85,293	4.34%		May 2021
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (6)	40,950	40,950	4.30%		March 2027
190 Office Center	40,549	40,854	4.79%		October 2025
Circle Point	39,650	39,650	4.49%		September 2028
SanTan	33,752	34,053	4.56%		March 2027
Intellicenter	32,710	32,971	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	28,619	28,969	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	22,425	22,425	3.15%		December 2025
Cascade Station	22,130	22,304	4.55%		May 2024
5090 N 40 th St	21,838	22,000	3.92%		January 2027

AmberGlen	20,000	20,000	3.69%		May 2027
Lake Vista Pointe	17,547	17,717	4.28%		August 2024
Central Fairwinds	17,332	17,534	3.15%		June 2024
FRP Ingenuity Drive	16,869	17,000	4.44%		December 2024
Carillon Point	15,780	15,972	3.10%		October 2023

Total Principal	709,176	612,292
Deferred financing costs, net	(4,926)	(5,660)
Unamortized fair value adjustments	547	618

Total	$704,797	$607,250

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (“Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of June 30, 2020, the one-month LIBOR rate was 0.16%.
(3)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of June 30, 2020, the Unsecured Credit Facility had $100 million drawn and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

The scheduled principal repayments of debt as of June 30, 2020 are as follows (in thousands):

2020	$3,163
2021	89,355
2022	106,529
2023	48,529
2024	124,725
Thereafter	336,875

$709,176

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
The Interest Rate Swap has been designated and qualifies as a cash flow hedge and has been recognized on the consolidated balance sheets at fair value. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
As of June 30, 2020, the Interest Rate Swap was reported as a liability at its fair value of approximately $2.3 million, which is included in other liabilities on the Company’s consolidated balance sheet. For the six months ended June 30, 2020 the amount of realized losses reclassified to interest expense due to payments received by the swap counterparty were nominal.
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
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $582.0 million and $576.9 million as of June 30, 2020 and December 31, 2019, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the six months ended June 30, 2020 and 2019, the Company earned $0.2 million and $0.3 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (“Second City”). Also during the six months ended June 30, 2019, the Company was assigned a purchase contract which had been entered into by an entity affiliated with principals of Second City, which principals are also officers of the Company. The Company subsequently assigned the purchase contract to a third party during the six months ended June 30, 2019. The Company paid no consideration to the related party for the contract other than return of deposits which the Company subsequently recovered from a third party in addition to an assignment fee. The Company recognized income of

$
2.6
 million on the assignment of the purchase contract to the third party, which was recorded in rental and other revenues on the condensed consolidated statement of operations.

On July 31, 2019, an indirect, wholly-owned subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the six months ended June 30, 2020, the Company earned $0.1 million in administrative services performed for Clarity.
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
The Company recognized fixed and variable lease payments for the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed payments	$33,907	$32,861	$67,999	$65,060
Variable payments	5,697	5,646	11,713	10,526

	$39,604	$38,507	$79,712	$75,586

Future minimum lease payments to be received by the Company as of June 30, 2020 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2020	$61,615
2021	117,530
2022	98,570
2023	80,442
2024	60,917
Thereafter	118,525

$537,599

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.

Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of June 30, 2020, these leases had remaining terms of 2 to 68 years and a weighted average remaining lease term of 56 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	As of June 30, 2020	As of December 31, 2019
Right-of-use asset – operating leases	$12,931	$13,130
Lease liability – operating leases	$7,937	$8,033
Right-of-use asset – financing leases	$67	$79
Lease liability – financing leases	$67	$79
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
Operating lease expense
s
for the three and six months ended June 30, 2020
were
$0.2 million and $0.4 million respectively. Operating lease expense
s
for the three and six months ended June 30, 2019
were
$0.2 million and $0.4 million respectively. Financing lease expense
s
for the
three and
six months ended June 30, 2020 and 2019
were
nominal.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of June 30, 2020 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2020	$196	$13
2021	817	27
2022	798	27
2023	663	4
2024	597	—
Thereafter	26,680	—

Total future minimum lease payments	29,751	71
Discount	(21,814)	(4)

Total	$7,937	$67

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2020, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
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
During the six months ended June 30, 2020, the Company completed the repurchase of 10,249,655 shares of its common stock for approximately $89.3 million. There were no shares repurchased during the six months ended June 30, 2019.
Common Stock and Common Unit Distributions
On June 12, 2020, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.15 per common share for the quarterly period ended June 30, 2020. The dividend was paid subsequent to quarter end on July 24, 2020 to common stockholders and common unitholders of record as of the close of business on July 10, 2020, resulting in an aggregate payment of $6.6 million.
Preferred Stock Distributions
On June 12, 2020 the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended June 30, 2020. The dividend was paid subsequent to quarter end on July 24, 2020 to the holders of record of Series A Preferred Stock as of the close of business on July 10, 2020.

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
During the six months ended June 30, 2020, 147,050 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive
employees with a fair value of $2.0 million. The RSU awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three and six months ended June 30, 2020, the Company recognized net compensation expense of $0.5 and $1.0 million, respectively, related to the RSUs. For the three and six months ended June 30, 2019, the Company recognized net compensation expense of $0.5 million and $0.9 million, respectively, related to the RSUs.
During the six months ended June 30, 2020, 97,500 Performance RSU Awards were granted to executive officers with a fair value of

$1.3 million. The Performance RSU Awards will vest on the last day of the three-year measurement period of January 1, 2020 through December 31, 2022. For the three and six months ended June 30, 2020, the Company recognized net compensation expense of $0.1 million and $0.2 million, respectively, related to the Performance RSU Awards. There was no compensation expense related to the Performance RSU Awards for the three and six months ended June 30, 2019.
11. Subsequent Events
Subsequent to quarter end through August 3, 2020, the Company settled on the repurchase of 1,114,196 shares of its common stock for approximately $10.7 million.
On July 23, 2020, the Company completed the previously announced disposition of a land parcel at the Circle Point property in Denver, Colorado for
$
6.5

million, resulting in a gain, net of disposal costs, of
$
1.3

million.

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

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions, including as a result of the ongoing COVID-19 pandemic;

•
requests from tenants for rent deferrals, rent abatement or relief from other contractual obligations, or a failure to pay rent, as a result of changes in business behavior stemming from the ongoing
COVID-19
pandemic;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements or actions in response to the COVID-19 pandemic;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

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
Revenue Base
As of June 30, 2020, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of net rentable area (“NRA”). As of June 30, 2020, our properties were approximately 91.9% leased.

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
Factors That May Influence Our Operating Results and Financial Condition
COVID-19
During the first quarter of 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of businesses and other facilities, and most of the markets in which our buildings are located are subject to some form of ongoing pandemic-related restrictions. These forced closures and restrictions have had a material adverse effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting some of our tenants’ ability to pay their rent.
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in the second quarter 2020 was significantly lower than normal. Usage of our assets for the remainder of 2020 depends on the duration of the pandemic and pace of economic re-opening,
which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the six months ended June 30, 2020, as a result of
COVID-19
or governmental or tenant actions in response thereto, the Company granted rent relief to nine tenants comprising approximately 1.0% of the Company’s NRA, most often in the form of a rent deferral or rent abatement. Subsequent to June 30, 2020, the Company granted rent relief to one additional tenant and also granted additional rent abatements to three tenants who previously received relief, which combined comprises approximately 0.1% of the Company’s NRA. Although the rent deferrals and rent abatements granted to date did not have a material impact on our net rental revenue, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
We believe that some of the industries most impacted by
COVID-19
are coworking, retail, restaurant and café, travel and accommodation, live event related and energy. We generally have limited exposure to these industries, with these sectors comprising approximately 3% of our portfolio by square footage. However, the impact of
COVID-19
extends to all sectors of the U.S. economy and as such, we expect that tenants outside of these select industries will also face significant challenges. Rating agencies have downgraded the credit rating and outlook of many businesses, including one of our ten largest tenants.
Through August 3, 2020, we have collected over 99% of contractually required base rents from our tenants for the three months ended June 30, 2020 and granted rent relief for another approximately 0.6% of contractually required base rents from our tenants for the three months ended June 30, 2020. The rate of collections in future months may be lower, as the length of the economic downturn continues to impact tenants. We have developed dedicated teams and processes to evaluate non-payments
and rent relief requests. We evaluate each

tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in modification agreements, nor are we foregoing our contractual rights under our lease agreements. We believe many of these requests received were from tenants who had the ability to pay rent at the time and were seeking opportunistic deferral opportunities. We continue to work efficiently to find tailored resolutions in each case where warranted, including potential deferrals of rent, lease term extensions with short term rent relief, temporary percentage rent opportunities, or, in limited circumstances, rent abatement particularly when the tenant is viewed as an amenity to the building. We may incur additional losses in future periods due to tenants that default on their leases, file for bankruptcy and/or otherwise experience significant financial difficulty as a result of the duration of the
COVID-19
pandemic, but the extent of those losses is impossible to predict given the fluidity of the pandemic and its uncertain impact on economic activity.
Leasing activity has been and we believe it will continue to be impacted by
COVID-19.
We expect that we will experience slower than originally anticipated speculative new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this would reduce our anticipated rental revenues. Because construction activities have generally been classified as essential activities throughout our markets during the pandemic, we do not currently expect meaningful delays in customers taking occupancy under recently signed leases.
Strategically, we have made adjustments to our business operations as a result of
COVID-19.
We have ceased acquisition activities, allocated capital towards our share repurchase program and adjusted our common stock dividend which will allow us to operate with lower leverage and higher levels of liquidity than previously planned. For a discussion of the impact of the
COVID-19
pandemic on our liquidity and balance sheet, see “Liquidity and Capital Resources” below.
The situation surrounding
COVID-19
remains fluid and we will continue to monitor and actively manage our response in collaboration with tenants, government officials and other third parties to optimally position the Company.
Business and Strategy
We focus on owning and acquiring office properties in our target markets. Our target markets generally possess what we believe are favorable economic growth trends, growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, are generally low-cost
centers for business operations, and exhibit favorable occupancy trends. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns. Although there have been higher
COVID-19
cases in some of our markets, particularly in the southern and western United States, the long-term impact of the pandemic on these markets is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
Rental Revenue and Tenant Recoveries
The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our portfolio of properties are generally in-line
or slightly below the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of the
COVID-19
pandemic, that impair our ability to renew or
re-let
space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties
As of June 30, 2020, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of June 30, 2020.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (20.8% of NRA)	Pima Center	100.0%	272	85.0%	$27.50	$27.50	$6,354
	SanTan	100.0%	267	93.1%	$28.73	$28.73	$7,128
	5090 N 40 th St	100.0%	175	89.3%	$29.51	$29.51	$4,614
	Camelback Square	100.0%	174	78.8%	$29.42	$29.42	$4,034
	The Quad	100.0%	163	100.0%	$29.80	$30.11	$4,857
	Papago Tech	100.0%	163	90.9%	$22.46	$22.46	$3,322
Denver, CO (19.9%)	Cherry Creek	100.0%	356	100.0%	$18.59	$19.31	$6,612
	Circle Point	100.0%	272	93.5%	$18.03	$32.03	$4,585
	Denver Tech (3)	100.0%	381	78.0%	$23.13	$27.19	$6,652
	Superior Pointe	100.0%	151	96.5%	$18.16	$30.63	$2,652
Tampa, FL (17.9%)	Park Tower	94.8%	471	91.5%	$26.15	$26.15	$11,281
	City Center	95.0%	242	91.4%	$26.05	$26.05	$5,769
	Intellicenter	100.0%	204	100.0%	$24.53	$24.53	$4,993
	Carillon Point	100.0%	124	97.2%	$28.65	$28.65	$3,457
Orlando, FL (12.4%)	Florida Research Park (4)	96.6%	397	98.5%	$23.41	$26.84	$9,134
	Central Fairwinds	97.0%	168	90.5%	$25.85	$25.85	$3,936
	Greenwood Blvd	100.0%	155	100.0%	$23.25	$23.25	$3,605
San Diego, CA (10.0%)	Sorrento Mesa	100.0%	296	85.3%	$25.94	$33.94	$6,550
	Mission City	100.0%	286	89.7%	$35.95	$35.95	$9,214
Dallas, TX (9.9%)	190 Office Center	100.0%	303	81.2%	$25.65	$25.65	$6,313
	Lake Vista Pointe	100.0%	163	100.0%	$16.50	$25.50	$2,695
	2525 McKinnon	100.0%	111	88.5%	$28.42	$45.42	$2,801
Portland, OR (5.6%)	AmberGlen	76.0%	203	98.4%	$22.01	$24.55	$4,388
	Cascade Station	100.0%	128	100.0%	$27.04	$28.41	$3,448
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$21.84	$29.84	$4,515

Total / Weighted Average – June 30, 2020 (5)			5,832	91.9%	$24.83	$27.77	$132,909

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases for the year ended June 30, 2020.

(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2020 by (ii) 12.

(3)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”).

(4)	Florida Research Park is comprised of FRP Collection and FRP Ingenuity Drive.

(5)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. In addition, the recent
COVID-19
pandemic has caused significant disruption in global financial markets and economies. This global disruption could have a material impact on the markets in which we operate, our tenants and our ability to successfully execute our business strategy. The extent to which
COVID-19
will impact the Company is highly uncertain and is not reasonably estimable at this time. Refer to “Item 1A. Risk Factors” in this Report for further information.
Summary of Significant Accounting Policies
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form
10-K
for the year ended December 31, 2019.
Results of Operations
Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $1.6 million, or 4%, to $39.6 million for the three months ended June 30, 2020 compared to $41.2 million for the three months ended June 30, 2019. During the three months ended June 30, 2019, other revenues benefited from a one-time
payment of $2.6 million received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Rental revenue decreased for the three months ended June 30, 2020 as a result of the sale of Logan Tower in December 2019 and the 10455 Pacific Center building in our Sorrento Mesa portfolio in May 2019 which decreased overall revenue by $0.3 million and $0.1 million, respectively. Further rental revenue decreases were a result of lower occupancy at 190 Center, Mission City, City Center and Pima properties which resulted in $0.2 million, $0.2 million, $0.1 million and $0.1 million respectively. Offsetting these decreases, a $0.8 million increase in revenue for the three months ended June 30, 2020 was attributable to the acquisition of Cascade Station in June 2019 and $1.4 million was attributable to the acquisition of 7601 Tech, part of our Denver Tech property, in September 2019.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased by $0.6 million, or 2%, to $31.9 million for the three months ended June 30, 2020, from $32.5 million for the three months ended June 30, 2019. Total operating expenses decreased by $0.4 million and $0.1 million respectively due to the sale of Logan Tower in December 2019 and the 10455 Pacific Center building in our Sorrento Mesa portfolio in May 2019. Operating expenses at our San Diego properties decreased by a combined $0.3 million due to a property tax refund received during the three months ended June 30, 2020 related to a prior-year appeal. General and administrative expenses were also lower for the three months ended June 30, 2020 primarily because in the prior-year period, there were $1.1 million of one-time
expenses incurred as a result of the assignment fee income earned during the prior period. Offsetting these decreases, total operating expenses increased by $0.5 million and $1.0 million, respectively, from the acquisitions of Cascade Station and 7601 Tech properties. The remaining expenses were marginally lower in comparison to the prior-year period due to lower property utilization.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses decreased by $0.4 million, or 3%, to $14.1 million for the three months ended June 30, 2020, from $14.5 million for the three months ended June 30, 2019. Property operating expenses decreased by $0.2 million and $0.1 million respectively due to the sale of the Logan Tower in December 2019 and the 10455 Pacific Center building in our Sorrento Mesa portfolio in May 2019. Operating expenses at our San Diego properties decreased by a combined $0.3 million due to a property tax refund received during the three months ended June 30, 2020 related to a prior-year appeal. Offsetting these decreases, total operating expenses increased by $0.2 million and $0.6 million, respectively, from the acquisitions of Cascade Station and 7601 Tech properties. The remaining expenses were marginally lower in comparison to the prior-year period due to lower property utilization.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $0.7 million, or 20%, to $2.7 million for the three months ended June 30, 2020, from $3.4 million for the three months ended June 30, 2019. The decrease was primarily because in the prior-year period, there were $1.1 million of one-time
expenses incurred as a result of the assignment fee income partially offset by higher payroll and stock-based compensation costs for the three months ended June 30, 2020.
Depreciation and Amortization.
Depreciation and amortization increased $0.5 million, or 3%, to $15.1 million for the three months ended June 30, 2020, from $14.6 million for the three months ended June 30, 2019, primarily due to the addition of the Cascade Station and 7601 Tech properties. These increases were partially offset by a decrease at Logan Tower due to the sale of the property.
Other Expense (Income)
Interest Expense.
Interest expense decreased $0.7 million, or 9%, to $7.1 million for the three months ended June 30, 2020, from $7.8 million for the three months ended June 30, 2019. The decrease was primarily attributable to a decrease of interest expense on our Unsecured Credit Facility (as defined herein) as a result of repayments using the net proceeds of the equity raises in the second half of 2019.
Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $1.4 million, or 2%, to $79.7 million for the six months ended June 30, 2020 compared to $78.3 million for the six months ended June 30, 2019. Of this increase, the acquisitions of 7601 Tech, Cascade Station and Canyon Park contributed increases of $2.8 million, $1.7 million and $1.0 million respectively. Offsetting these increases, other revenues benefited from a one-time
payment of $2.6 million in the prior-year period received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Rental revenue further decreased for the six months ended June 30, 2020 as a result of the sale of Logan Tower in December 2019, the 10455 Pacific Center building in our Sorrento Mesa portfolio in May 2019 and Plaza 25 in February 2019, which decreased overall revenue by $0.7 million, $0.4 million and $0.2 million, respectively. The remaining properties’ rental and other revenues were relatively unchanged.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $1.2 million, or 2%, to $64.3 million for the six months ended June 30, 2020, from $63.1 million for the six months ended June 30, 2019. Total operating expenses increased by $2.1 million, $1.2 million and $0.7 million, respectively, from the acquisitions of 7601 Tech, Cascade Station and Canyon Park properties. Offsetting these increases, total operating expenses decreased by $0.7 million, $0.4 million and $0.2 million respectively due to the sale of Logan Tower, the 10455 Pacific Center building in our Sorrento Mesa portfolio and Plaza 25. Operating expenses at our San Diego properties decreased by a combined $0.3 million primarily due to a property tax refund received during the six months ended June 30, 2020 related to a prior-year appeal. General and administrative expenses were also lower in the current year period primarily because in the prior-year period, there were $1.1 million of one-time
expenses incurred as a result of the assignment fee income earned during the prior-year period. The remaining expenses were marginally lower in comparison to the prior-year period due to lower property utilization.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $0.4 million, or 1%, to $28.8 million for the six months ended June 30, 2020, from $28.4 million for the six months ended June 30, 2019. Property operating expenses increased by $1.2 million, $0.5 million and $0.3 million, respectively, from the acquisitions of 7601 Tech, Cascade Station and Canyon Park properties. Offsetting these increases, property operating expenses decreased by $0.4 million, $0.2 million and $0.2 million respectively due to the sale of Logan Tower, the 10455 Pacific Center building in our Sorrento Mesa portfolio and Plaza 25. Operating expenses at our San Diego properties decreased by a combined $0.3 million primarily due to a property tax refund received during the six months ended June 30, 2020 related to a prior-year appeal. The remaining expenses were marginally lower in comparison to the prior-year period due to lower property utilization.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $0.2 million, or 3%, to $5.5 million for the six months ended June 30, 2020, from $5.7 million for the six months ended June 30, 2019. The decrease was primarily because in the prior-year period, there were $1.1 million of one-time
expenses incurred as a result of the assignment fee income partially offset by higher payroll and stock-based compensation costs for the current period.
Depreciation and Amortization.
Depreciation and amortization increased $1.0 million, or 3%, to $30.0 million for the six months ended June 30, 2020, from $29.0 million for the six months ended June 30, 2019, primarily due to the addition of the Canyon Park, Cascade Station and 7601 Tech properties. These increases were partially offset by a decrease at Logan Tower and the 10455 Pacific Center building of the Sorrento Mesa portfolio due to the sale of those properties.
Other Expense (Income)
Interest Expense.
Interest expense decreased $1.5 million, or 10%, to $13.8 million for the six months ended June 30, 2020, from $15.3 million for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease of interest expense on our Unsecured Credit Facility (as defined herein) as a result of the repayments using the net proceeds of the equity raises during the second half of 2019.
Cash Flows
Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019
Cash, cash equivalents and restricted cash were $83.1 million and $30.9 million as of June 30, 2020 and June 30, 2019, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $12.7 million to $31.3 million for the six months ended June 30, 2020 compared to $18.6 million for the same period in 2019. The increase was primarily attributable to increased operating cash flows from acquired properties, including changes in working capital.

Cash flow to investing activities.
Net cash used in investing activities decreased by $20.4 million to $18.2 million for the six months ended June 30, 2020 compared to $38.6 million for the same period in 2019. The decrease in cash used in investing activities was primarily due to no acquisitions or dispositions of real estate during the six months ended June 30, 2020 compared to aggregate $61.0 million of acquisitions and aggregate $33.9 million of dispositions for the same period in 2019.
Cash flow to financing activities.
Net cash used in financing activities increased by $35.1 million to $17.5 million for the six months ended June 30, 2020 compared to $17.6 million provided by financing activities for the same period in 2019. Cash flow used in financing activities increased primarily due to common stock repurchases for the six months ended June 30, 2020, partially offset by higher net proceeds from our Unsecured Credit Facility borrowings.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $67.0 million of cash and cash equivalents and $16.1 million of restricted cash as of June 30, 2020.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility (our “Unsecured Credit Facility”) that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of June 30, 2020, we had approximately $100 million outstanding under our Unsecured Credit Facility and a $7.0 million letter of credit to satisfy escrow requirements for a mortgage lender.
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
30-day
LIBOR payments.
On June 16, 2017, the Company and the Operating Partnership previously entered into equity distribution agreements (collectively, the “Initial Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp., (collectively, the “Initial Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) through the Initial Sales Agents, acting as agents or principals (the “Prior ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Initial Amendments”) to the Initial Agreements (as amended by the Amendments, the “Prior EDAs”) with each of the Initial Sales Agents to increase the number of shares of common stock issuable under the Prior ATM Program. The Company terminated the Prior EDAs effective February 25, 2020. The Company did not issue any shares of common stock or Series A Preferred Stock under the Prior ATM Program for the period beginning on January 1, 2020 through the date the Prior EDAs were terminated or during the six months ended June 30, 2020.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the six months ended June 30, 2020.

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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of June 30, 2020, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2020	2021-2022	2023-2024	More than 5 years
Principal payments on mortgage loans	$709,176	$3,163	$195,884	$173,254	$336,875
Interest payments (1)	126,390	13,098	44,755	37,089	31,448
Tenant-related commitments	7,771	7,148	623	—	—
Lease obligations	29,822	209	1,669	1,264	26,680

Total	$873,159	$23,618	$242,931	$211,607	$395,003

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at June 30, 2020. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance
Sheet Arrangements
As of June 30, 2020, we had a $7.0 million letter of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for a mortgage lender.
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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal, because as of June 30, 2020, approximately $559.2 million, or 78.8%, of our debt had fixed interest rates and approximately $150 million, or 21.2%, had variable interest rates. Of the $150 million variable rate debt, $50 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 85.9% of our debt was fixed rate debt and 14.1% was variable rate debt as of June 30, 2020. A 10% increase in LIBOR would result in a nominal increase to our annual interest costs on debt outstanding as of June 30, 2020, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would result in a nominal decrease to our annual interest costs on debt outstanding as of June 30, 2020 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure. In addition, the uncertainty that exists with respect to the economic impact of the
COVID-19
pandemic introduced significant volatility in global financial markets and economies during and subsequent to the six months ended June 30, 2020. The long-term impacts of such volatility on the Company are uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2020.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of June 30, 2020, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
The following risk factor updates the risk factor in Part II, Item 1A of our Quarterly Report on Form
10-Q
for the three months ended March 31, 2020 and supplements the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2019. Except as presented below or in the section titled “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Quarterly Report on Form
10-Q,
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
Certain states and cities, including where we own properties and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel,
“stay-at-home”
rules and restrictions on the types of businesses that may continue to operate. The Company cannot predict if additional states and cities will implement similar restrictions, whether or how the nature of these restrictions may evolve or when restrictions currently in place or modified restrictions in the future will expire. As a result, the
COVID-19
pandemic is negatively impacting many industries and governmental operations directly or indirectly, including the industries in which the Company and our tenants operate. A number of our tenants have announced temporary closures of their offices and other operations, and requested rent deferral or rent abatements during this pandemic. In addition, many of our employees in our principal offices are currently working remotely. The effects of an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. To date, we have provided temporary relief to certain tenants in the form of rent deferral and rent abatements, the financial impacts of which have been immaterial to the Company. However, it is impossible to predict the extent to which future requests from tenants for rent deferrals, rent abatements or relief from other contractual obligations, or a failure to pay rent, as a result of changes in business behavior stemming from the ongoing
COVID-19
pandemic or otherwise, may impact our financial condition, results of operations and cash flow.
The
COVID-19
pandemic, or a future outbreak of other highly infectious or contagious diseases, could also have adverse effects on our financial condition, results of operations, cash flow, ability to pay dividends and the per share market price of our common stock or preferred stock, among other factors:

•	a complete or partial closure of, decline or cessation in the usage of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•
the reduced economic activity severely impacts our tenants’ businesses, financial condition, liquidity and creditworthiness, which may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, seek modifications of such obligations or exercise early termination rights;

•
a decrease in the usage of our properties or the demand for office space, or the Company’s ability to maintain or increase rents, which may have an adverse effect on our financial condition, results of operations and cash flow than if we owned a more diversified real estate portfolio;

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

The extent to which the
COVID-19
pandemic impacts our financial condition, results of operations and cash flow, and those of our tenants, will depend on future developments, which continue to be highly uncertain and are not reasonably estimable, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. In addition, non-payment
of rent or early lease terminations by our tenants could reduce our cash flows, which could impact our ability to pay dividends to the holders of our common stock and preferred stock.
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

Share repurchase activity under our share repurchase plan, on a trade date basis, for the three months ended June 30, 2020, was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock Repurchased	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Plan	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Plan (1) (thousands)
April 1 – 30, 2020	5,065,946	8.07	5,065,946	47,523
May 1 – 31, 2020	2,275,063	9.83	2,275,063	25,151
June 1 – 30, 2020	1,457,397	9.94	1,457,397	10,672

Total	8,798,406	$8.84	8,798,406	$10,672

(1)	Represents approximate dollar value of shares that could have been purchased under the plan in effect at the end of the month.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 5, 2020, the Company’s Board of Directors approved a new share repurchase plan authorizing the Company to repurchase up to an additional $50 million of its outstanding shares of common stock. Under the share repurchase program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. No shares of common stock have been repurchased under the new share purchase plan as of the date of this Quarterly Report on Form 10-Q.
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
Date: August 6, 2020

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 6, 2020

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)