Form 10-Q
period 2020-09-30
City Office REIT, Inc.
filed 2020-11-05
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-36409

CITY OFFICE REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	98-1141883
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
of the Exchange Act).     Yes  ☐    ☒  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 2, 2020 was 43,397,117.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	September 30, 2020	December 31, 2019
Assets
Real estate properties
Land	$230,034	$230,034
Building and improvement	790,981	784,636
Tenant improvement	107,335	94,218
Furniture, fixtures and equipment	285	285

	1,128,635	1,109,173
Accumulated depreciation	(129,620)	(101,835)

	999,015	1,007,338

Cash and cash equivalents	38,399	70,129
Restricted cash	17,962	17,394
Rents receivable, net	34,756	32,112
Deferred leasing costs, net	14,954	12,393
Acquired lease intangible assets, net	51,552	67,533
Other assets	16,174	17,061
Assets held for sale	—	4,514

Total Assets	$1,172,812	$1,228,474

Liabilities and Equity
Liabilities:
Debt	$678,533	$607,250
Accounts payable and accrued liabilities	32,633	28,786
Deferred rent	6,103	6,593
Tenant rent deposits	5,418	5,658
Acquired lease intangible liabilities, net	6,484	8,194
Other liabilities	18,523	22,794
Liabilities related to assets held for sale	—	67

Total Liabilities	747,694	679,342

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,397,117 and 54,591,047 shares issued and outstanding	433	545
Additional paid-in capital	478,774	577,131
Accumulated deficit	(164,917)	(142,383)
Accumulated other comprehensive (loss)/income	(2,190)	715

Total Stockholders’ Equity	424,100	548,008
Non-controlling interests in properties	1,018	1,124

Total Equity	425,118	549,132

Total Liabilities and Equity	$1,172,812	$1,228,474

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental and other revenues	$41,261	$38,946	$121,000	$117,236
Operating expenses:
Property operating expenses	14,886	14,384	43,666	42,754
General and administrative	2,546	2,775	8,025	8,435
Depreciation and amortization	15,189	15,035	45,222	44,057

Total operating expenses	32,621	32,194	96,913	95,246

Operating income	8,640	6,752	24,087	21,990
Interest expense:
Contractual interest expense	(6,620)	(7,378)	(19,773)	(22,022)
Amortization of deferred financing costs and debt fair value	(328)	(321)	(993)	(992)

	(6,948)	(7,699)	(20,766)	(23,014)
Net gain on sale of real estate property	1,347	—	1,347	478

Net income/(loss)	3,039	(947)	4,668	(546)
Less:
Net income attributable to non-controlling interests in properties	(153)	(164)	(514)	(498)

Net income/(loss) attributable to the Company	2,886	(1,111)	4,154	(1,044)
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)

Net income/(loss) attributable to common stockholders	$1,031	$(2,966)	$(1,411)	$(6,609)

Net income/(loss) per common share:
Basic	$0.02	$(0.07)	$(0.03)	$(0.16)

Diluted	$0.02	$(0.07)	$(0.03)	$(0.16)

Weighted average common shares outstanding:
Basic	43,593	42,591	48,508	40,610

Diluted	44,014	42,591	48,508	40,610

Dividend distributions declared per common share	$0.150	$0.235	$0.450	$0.705

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$3,039	$(947)	$4,668	$(546)
Other comprehensive income/(loss):
Unrealized cash flow hedge (loss)/gain	(7)	279	(3,091)	279
Amounts reclassified to interest expense	141	(32)	186	(32)

Other comprehensive income/(loss)	134	247	(2,905)	247

Comprehensive income/(loss)	3,173	(700)	1,763	(299)
Less:
Comprehensive income attributable to non-controlling interests in properties	(153)	(164)	(514)	(498)

Comprehensive income/(loss) attributable to the Company	3,020	(864)	1,249	(797)
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)

Comprehensive income/(loss) attributable to common stockholders	$1,165	$(2,719)	$(4,316)	$(6,362)

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132
Restricted stock award grants and vesting	—	—	35	—	599	(79)	—	520	—	520
Common stock repurchased	—	—	(1,451)	(14)	(11,608)	—	—	(11,622)	—	(11,622)
Common stock dividend distribution declared	—	—	—	—	—	(7,771)	—	(7,771)	—	(7,771)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(200)	(200)
Net income	—	—	—	—	—	824	—	824	182	1,006
Other comprehensive loss	—	—	—	—	—	—	(2,741)	(2,741)	—	(2,741)

Balance—March 31, 2020	4,480	$112,000	53,175	$531	$566,122	$(151,264)	$(2,026)	$525,363	$1,109	$526,472

Restricted stock award grants and vesting	—	—	135	2	659	(66)	—	595	—	595
Common stock repurchased	—	—	(8,799)	(88)	(77,961)	—	—	(78,049)	—	(78,049)
Common stock dividend distribution declared	—	—	—	—	—	(6,649)	—	(6,649)	—	(6,649)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(184)	(184)
Net income	—	—	—	—	—	444	—	444	179	623
Other comprehensive loss	—	—	—	—	—	—	(298)	(298)	—	(298)

Balance—June 30, 2020	4,480	$112,000	44,511	$445	$488,820	$(159,390)	$(2,324)	$439,551	$1,104	$440,655

Restricted stock award grants and vesting	—	—	—	—	636	(49)	—	587	—	587
Common stock repurchased	—	—	(1,114)	(12)	(10,682)	—	—	(10,694)	—	(10,694)
Common stock dividend distribution declared	—	—	—	—	—	(6,509)	—	(6,509)	—	(6,509)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(239)	(239)
Net income	—	—	—	—	—	2,886	—	2,886	153	3,039
Other comprehensive income	—	—	—	—	—	—	134	134	—	134

Balance—September 30, 2020	4,480	$112,000	43,397	$433	$478,774	$(164,917)	$(2,190)	$424,100	$1,018	$425,118

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2018	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$—	$397,413	$964	$398,377
Restricted stock award grants and vesting	—	—	92	1	302	(83)	—	220	—	220
Common stock dividend distribution declared	—	—	—	—	—	(9,314)	—	(9,314)	—	(9,314)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	12	12
Distributions	—	—	—	—	—	—	—	—	(134)	(134)
Net income	—	—	—	—	—	(1,089)	—	(1,089)	169	(920)

Balance—March 31, 2019	4,480	$112,000	39,636	$396	$377,428	$(104,449)	$—	$385,375	$1,011	$386,386

Restricted stock award grants and vesting	—	—	11	—	509	(99)	—	410	—	410
Common stock dividend distribution declared	—	—	—	—	—	(9,318)	—	(9,318)	—	(9,318)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	10	10
Distributions	—	—	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	1,156	—	1,156	165	1,321

Balance—June 30, 2019	4,480	$112,000	39,647	$396	$377,937	$(114,565)	$—	$375,768	$1,030	$376,798

Restricted stock award grants and vesting	—	—	—	—	527	(95)	—	432	—	432
Net proceeds from sale of common stock	—	—	8,000	80	104,736	—	—	104,816	—	104,816
Common stock dividend distribution declared	—	—	—	—	—	(11,197)	—	(11,197)	—	(11,197)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	46	46
Distributions	—	—	—	—	—	—	—	—	(180)	(180)
Net income	—	—	—	—	—	(1,111)	—	(1,111)	164	(947)
Other comprehensive income	—	—	—	—	—	—	247	247	—	247

Balance—September 30, 2019	4,480	$112,000	47,647	$476	$483,200	$(128,823)	$247	$467,100	$1,060	$468,160

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income/(loss)	$4,668	$(546)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	45,222	44,057
Amortization of deferred financing costs and debt fair value	993	992
Amortization of above and below market leases	(70)	(67)
Straight-line rent/expense	(2,354)	(4,591)
Non-cash stock compensation	1,745	1,310
Net gain on sale of real estate property	(1,347)	(478)
Changes in non-cash working capital:
Rents receivable, net	(235)	(1,512)
Other assets	(110)	(337)
Accounts payable and accrued liabilities	(151)	(1,217)
Deferred rent	(490)	73
Tenant rent deposits	(240)	(421)

Net Cash Provided By Operating Activities	47,631	37,263

Cash Flows to Investing Activities:
Additions to real estate properties	(17,105)	(13,855)
Acquisition of real estate	—	(108,358)
Net proceeds from sale of real estate.	6,340	33,941
Deferred leasing costs	(4,479)	(2,474)

Net Cash Used In Investing Activities	(15,244)	(90,746)

Cash Flows (to)/from Financing Activities:
Repurchases of common stock	(100,365)	—
Proceeds from sale of common stock	—	104,816
Debt issuance and extinguishment costs	—	(995)
Proceeds from borrowings	130,000	154,750
Repayment of borrowings	(59,707)	(171,575)
Shares withheld for payment of taxes on restricted stock unit vesting	(43)	(246)
Contributions from non-controlling interests in properties .	3	68
Distributions to non-controlling interests in properties	(623)	(470)
Dividend distributions paid to stockholders	(32,814)	(33,489)

Net Cash (Used In)/Provided By Financing Activities	(63,549)	52,859

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(31,162)	(624)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	87,523	33,145

Cash, Cash Equivalents and Restricted Cash, End of Period	$56,361	$32,521

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	38,399	12,281
Restricted Cash, End of Period	17,962	20,240

Cash, Cash Equivalents and Restricted Cash, End of Period	$56,361	$32,521

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19,681	$22,262
Purchase of additions in real estate properties included in accounts payable	$9,778	$2,264
Purchase of deferred leasing costs included in accounts payable	$797	$298
Debt assumed on acquisition of real estate	$—	$22,473
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
ASU
2020-04
provides companies with optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. For contracts affected by reference rate reform, if certain criteria are met, companies can elect to not remeasure contracts at the modification date or reassess a previous accounting conclusion. Companies can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. ASU
2020-04
can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of ASU
2020-04
on its consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities occur.

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
3. Real Estate Investments
Acquisitions
During the nine months ended September 30, 2020 and 2019 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
7601 Tech	September 2019	100%
Cascade Station	June 2019	100%
Canyon Park	February 2019	100%
The foregoing acquisitions were accounted for as asset acquisitions.
The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2019 (in thousands):

	Canyon Park	Cascade Station	7601 Tech	Total Sept. 30, 2019
Land	$7,098	$—	$10,865	$17,963
Building and improvement	36,619	25,141	25,677	87,437
Tenant improvement	1,797	2,080	3,858	7,735
Lease intangible assets	8,109	3,134	7,401	18,644
Other assets	10	3,164	293	3,467
Debt	—	(697)	—	(697)
Accounts payable and other liabilities	(1,266)	(186)	(668)	(2,120)
Lease intangible liabilities	(1,297)	(220)	(79)	(1,596)

Net assets acquired	$51,070	$32,416	$47,347	$130,833

The acquisition of the Cascade Station property was partially funded through an assumption of debt in the amount of $22.5 million.
Sale of Real Estate Property
On July 23, 2020, the Company sold a land parcel at the Circle Point property in Denver, Colorado for $6.5 million, resulting in an aggregate gain of $1.3 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations.

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
The property was
classified as held for sale as of December 31, 2019 (in thousands):

Circle Point Land	December 31, 2019
Real estate properties, net	$4,514

Assets held for sale	$4,514

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	$(67)

Liabilities related to assets held for sale	$(67)

4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of September 30, 2020 and December 31, 2019 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
September 30, 2020	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,870	$87,163	$35,885	$137,918	$(13,862)	$(138)	$(14,000)
Accumulated amortization	(7,972)	(58,947)	(19,447)	(86,366)	7,473	43	7,516

	$6,898	$28,216	$16,438	$51,552	$(6,389)	$(95)	$(6,484)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2019	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$15,242	$87,320	$36,048	$138,610	$(13,878)	$(138)	$(14,016)
Accumulated amortization	(6,704)	(48,229)	(16,144)	(71,077)	5,782	40	5,822

	$8,538	$39,091	$19,904	$67,533	$(8,096)	$(98)	$(8,194)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2020	$4,702
2021	15,890
2022	8,229
2023	5,355
2024	3,077
Thereafter	7,815

$45,068

5. Debt
The following table summarizes the indebtedness as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Property	September 30, 2020	December 31, 2019	Interest Rate as of September 30, 2020 (1)		Maturity
Unsecured Credit Facility (3)(4)	$75,000	$—	LIBOR +1.50	% (2)	March 2022
Term Loan (4)	50,000	50,000	LIBOR +1.40	% (2)	September 2024
Midland Life Insurance (5)	83,983	85,293	4.34%		May 2021
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (6)	40,950	40,950	4.30%		March 2027
190 Office Center	40,396	40,854	4.79%		October 2025
Circle Point	39,650	39,650	4.49%		September 2028
SanTan	33,599	34,053	4.56%		March 2027
Intellicenter	32,579	32,971	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	28,442	28,969	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	22,425	22,425	3.15%		December 2025
Cascade Station	22,043	22,304	4.55%		May 2024
5090 N 40 th St	21,740	22,000	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Lake Vista Pointe	17,461	17,717	4.28%		August 2024
Central Fairwinds	17,230	17,534	3.15%		June 2024
FRP Ingenuity Drive	16,804	17,000	4.44%		December 2024
Carillon Point	15,683	15,972	3.10%		October 2023

Total Principal	682,585	612,292
Deferred financing costs, net	(4,563)	(5,660)
Unamortized fair value adjustments	511	618

Total	$678,533	$607,250

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (“Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of September 30, 2020, the one-month LIBOR rate was 0.15%.
(3)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in
March 2022
and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of September 30, 2020, the Unsecured Credit Facility had $75.0 million drawn and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

The scheduled principal repayments of debt as of September 30, 2020 are as follows (in thousands):

2020	$1,571
2021	89,356
2022	81,529
2023	48,529
2024	124,725
Thereafter	336,875

$682,585

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
In September 2019, the Company entered into a five-year Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement.
The Interest Rate Swap has been designated and qualifies as a cash flow hedge and has been recognized on the condensed consolidated balance sheets at fair value. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
As of September 30, 2020, the Interest Rate Swap was reported as a liability at its fair value of approximately $2.2 million, which is included in other liabilities on the Company’s condensed
consolidated balance sheet. For the nine months ended September 30, 2020 approximately $0.2 million of realized losses were reclassified to interest expense due to payments made to
the swap counterparty.
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

Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $579.8 million and $576.9 million as of September 30, 2020 and December 31, 2019, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the nine months ended September 30, 2020 and 2019, the Company earned $0.3 million and $0.4 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (“Second City”). Also during the nine months ended September 30, 2019, the Company was assigned a purchase contract which had been entered into by an entity affiliated with principals of Second City, which principals are also officers of the Company. The Company subsequently assigned the purchase contract to a third party during the nine months ended September 30, 2019. The Company paid no consideration to the related party for the contract other than return of deposits which the Company subsequently recovered from a third party in addition to an assignment fee. The Company recognized income of $2.6 million on the assignment of the purchase contract to the third party, which was recorded in rental and other revenues on the condensed consolidated statement of operations.

On July 31, 2019, an indirect, wholly-owned subsidiary of the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the nine months ended September 30, 2020, the Company earned $0.2 million in administrative services performed for Clarity. During the nine months ended September 30, 2019, the amounts earned by the Company for the administrative services performed for Clarity were nominal.
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
The Company recognized fixed and variable lease payments for the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed payments	$35,071	$33,495	$103,070	$98,555
Variable payments	6,151	5,441	17,864	15,967

	$41,222	$38,936	$120,934	$114,522

Future minimum lease payments to be received by the Company as of September 30, 2020 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2020	$30,755
2021	122,511
2022	104,734
2023	86,989
2024	67,752
Thereafter	175,205

$587,946

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of September 30, 2020, these leases had remaining terms of 1 to 68 years and a weighted average remaining lease term of 56 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	September 30, 2020	December 31, 2019
Right-of-use asset – operating leases	$12,838	$13,130
Lease liability – operating leases	$7,908	$8,033
Right-of-use asset – financing leases	$61	$79
Lease liability – financing leases	$61	$79
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
Operating lease expenses for the three and nine months ended September 30, 2020 were $0.2 million and $0.6 million,
respectively. Operating lease expenses for the three and nine months ended September 30, 2019 were $0.2 million and $0.6 million
,
respectively. Financing lease expenses for the three and nine months ended September 30, 2020 and 2019 were nominal.

Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of September 30, 2020 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2020	$45	$7
2021	817	27
2022	798	27
2023	663	4
2024	597	—
Thereafter	26,680	—

Total future minimum lease payments	29,600	65
Discount	(21,692)	(4)

Total	$7,908	$61

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2020, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
10. Stockholders’ Equity
Share Repurchase Plan
On March 9, 2020, the Company’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. In July 2020, the Company completed the full March 2020 share repurchase plan. On August 5, 2020, the Company’s Board of Directors approved an additional share repurchase plan authorizing the Company to repurchase up to an additional aggregate amount of $50 million of its outstanding shares of common stock. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements.
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

During the nine months ended September 30, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million. There were no shares repurchased during the nine months ended September 30, 2019.
Common Stock and Common Unit Distributions
On September 15, 2020, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.15 per common share for the quarterly period ended September 30, 2020. The dividend was paid subsequent to quarter end on October 22, 2020 to common stockholders and common unitholders of record as of the close of business on October 8, 2020, resulting in an aggregate payment of $6.5 million.
Preferred Stock Distributions
On September 15, 2020 the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended September 30, 2020. The dividend was paid subsequent to quarter end on October 22, 2020 to the holders of record of Series A Preferred Stock as of the close of business on October 8, 2020.
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

During the nine months ended September 30, 2020, 147,050 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive
employees with a fair value of $2.0 million. The RSU awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three and nine months ended September 30, 2020, the Company recognized net compensation expense of $0.5 and $1.4 million, respectively, related to the RSUs. For the three and nine months ended September 30, 2019, the Company recognized net compensation expense of $0.4 million and $1.3 million, respectively, related to the RSUs.

During the nine months ended September 30, 2020, 97,500 Performance RSU Awards were granted to executive officers with a fair value of $1.3 million. The Performance RSU Awards will vest on the last day of the three-year measurement period of January 1, 2020 through December 31, 2022. For the three and nine months ended September 30, 2020, the Company recognized net compensation expense of $0.1 million and $0.3 million, respectively, related to the Performance RSU Awards. There was no compensation expense related to the Performance RSU Awards for the three and nine months ended September 30, 2019.

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
COVID-19
pandemic or the availability of government assistance programs;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants, including as a result of the ongoing COVID-19 pandemic;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates, including as a result of changes in business behavior or market dynamics related to the ongoing COVID-19 pandemic;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements or actions in response to the COVID-19 pandemic;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

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
Revenue Base
As of September 30, 2020, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of net rentable area (“NRA”). As of September 30, 2020, our properties were approximately 93.1% leased.

Office Leases
Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries within rental and other revenues in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries within rental and other revenues. All tenants in the Lake Vista Pointe, 2525 McKinnon, Sorrento Mesa and Canyon Park properties have triple net leases. Certain tenants at AmberGlen, Cherry Creek, Superior Pointe, Florida Research Park, Circle Point, The Quad, Cascade Station and Denver Tech have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.
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
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in the third quarter 2020 was significantly lower than normal. Usage of our assets in the near future depends on the duration of the pandemic and pace of economic re-opening,
which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the nine months ended September 30, 2020, as a result of
COVID-19
or governmental or tenant actions in response thereto, the Company granted rent relief to nine tenants comprising approximately 1.0% of the Company’s NRA, most often in the form of a rent deferral or rent abatement. Subsequent to September 30, 2020, the Company granted additional rent abatements to two tenants who previously received relief, which combined comprises approximately 0.1% of the Company’s NRA. Although the rent deferrals and rent abatements granted to date did not have a material impact on our net rental revenue, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
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

Through November 2, 2020, we have collected over 99% of contractually required base rents from our tenants for the three months ended September 30, 2020 and granted rent relief for another approximately 0.5% of contractually required base rents from our tenants for the three months ended September 30, 2020. The rate of collections in future months may be lower, as the length of the economic downturn continues to impact tenants. We have developed dedicated teams and processes to evaluate non-payments
and rent relief requests. We evaluate each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in modification agreements, nor are we foregoing our contractual rights under our lease agreements. We believe many of these requests received were from tenants who had the ability to pay rent at the time and were seeking opportunistic deferral opportunities. We continue to work efficiently to find tailored resolutions in each case where warranted, including potential deferrals of rent, lease term extensions with short-term rent relief, temporary percentage rent opportunities, or, in limited circumstances, rent abatement particularly when the tenant is viewed as an amenity to the building. We may incur additional losses in future periods due to tenants that default on their leases, file for bankruptcy and/or otherwise experience significant financial difficulty as a result of the duration of the
COVID-19
pandemic, but the extent of those losses is impossible to predict given the fluidity of the pandemic and its uncertain impact on economic activity.
Leasing activity has been slow and we believe it will continue to be impacted by
COVID-19.
We have experienced and we expect that we will experience slower than originally anticipated speculative new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this would reduce our anticipated rental revenues. In addition, we anticipate that as the
COVID-19
pandemic continues, certain tenants in our markets may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark”, reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and potentially impact the pricing and competitiveness for lease office space in our markets. Because construction activities have generally been classified as essential activities throughout our markets during the pandemic, we do not currently expect meaningful delays in customers taking occupancy under recently signed leases.
Strategically, we have made adjustments to our business operations as a result of
COVID-19.
We have ceased acquisition activities, allocated capital towards our share repurchase programs and adjusted our common stock dividend which will allow us to operate with lower leverage and higher levels of liquidity than previously planned. For a discussion of the impact of the
COVID-19
pandemic on our liquidity and balance sheet, see “Liquidity and Capital Resources” below.
The situation surrounding
COVID-19
remains fluid and we will continue to monitor and actively manage our response in collaboration with tenants, government officials and other third parties to optimally position the Company.
Business and Strategy
We focus on owning and acquiring office properties in our target markets. Our target markets generally possess what we believe are favorable economic growth trends, growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, are generally low-cost
centers for business operations, and exhibit favorable occupancy trends. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns. Although there have been higher
COVID-19
cases in some of our markets, the long-term impact of the pandemic on these markets is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.

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

Our Properties
As of September 30, 2020, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of September 30, 2020.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (20.8% of NRA)	Pima Center	100.0%	272	85.0%	$27.58	$27.58	$6,371
	SanTan	100.0%	267	93.1%	$28.75	$28.75	$7,133
	5090 N 40 th St	100.0%	175	95.8%	$29.79	$29.79	$4,998
	Camelback Square	100.0%	174	79.8%	$29.50	$29.50	$4,098
	The Quad	100.0%	163	100.0%	$30.11	$30.43	$4,909
	Papago Tech	100.0%	163	90.9%	$22.63	$22.63	$3,347
Denver, CO (19.9%)	Cherry Creek	100.0%	356	100.0%	$18.95	$19.67	$6,740
	Circle Point	100.0%	272	94.3%	$18.16	$32.16	$4,658
	Denver Tech (3)	100.0%	381	93.7%	$23.02	$27.08	$8,213
	Superior Pointe	100.0%	151	94.6%	$18.16	$30.62	$2,600
Tampa, FL (17.9%)	Park Tower	94.8%	471	88.3%	$26.47	$26.47	$11,015
	City Center	95.0%	242	90.3%	$26.26	$26.26	$5,748
	Intellicenter	100.0%	204	100.0%	$24.53	$24.53	$4,993
	Carillon Point	100.0%	124	100.0%	$28.77	$28.77	$3,572
Orlando, FL (12.4%)	Florida Research Park (4)	96.6%	397	98.5%	$23.44	$26.87	$9,147
	Central Fairwinds	97.0%	168	90.5%	$26.20	$26.20	$3,990
	Greenwood Blvd	100.0%	155	100.0%	$23.25	$23.25	$3,605
San Diego, CA (9.9%)	Sorrento Mesa	100.0%	296	85.3%	$26.02	$34.02	$6,570
	Mission City	100.0%	281	91.1%	$36.35	$36.35	$9,316
Dallas, TX (9.9%)	190 Office Center	100.0%	303	81.2%	$25.65	$25.65	$6,313
	Lake Vista Pointe	100.0%	163	100.0%	$16.50	$25.50	$2,695
	2525 McKinnon	100.0%	111	91.6%	$28.60	$45.60	$2,918
Portland, OR (5.7%)	AmberGlen	76.0%	203	98.4%	$22.01	$24.55	$4,388
	Cascade Station	100.0%	128	100.0%	$27.12	$28.49	$3,457
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$21.84	$29.84	$4,515

Total / Weighted Average – September 30, 2020 (5)			5,827	93.1%	$24.95	$27.91	$135,309

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases for the year ended September 30, 2020.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2020 by (ii) 12.
(3)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”).
(4)	Florida Research Park is comprised of FRP Collection and FRP Ingenuity Drive.
(5)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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
10-K
for the year ended December 31, 2019.
Results of Operations
Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $2.4 million, or 6%, to $41.3 million for the three months ended September 30, 2020 compared to $38.9 million for the three months ended September 30, 2019. Of this increase, $1.1 million was attributable to the acquisition of the 7601 Tech property, part of our Denver Tech property, in September 2019. Rental Revenue also benefited from higher straight-line rent at our Denver Tech and Sorrento Mesa properties. Denver Tech revenue increased by $0.5 million due to the occupancy of a major tenant at the beginning of July who is in a free rent period and Sorrento Mesa revenue increased by $0.8 million due to a significant lease renewal at higher rental rates relative to the expiring leases, which the tenant will begin paying in the fourth quarter of 2020. Our Cherry Creek property also benefited from a $0.5 million lease termination fee payment during the three months ended September 30, 2020. Partially offsetting these increases, rental revenue decreased by $0.3 million for the three months ended September 30, 2020 as a result of the sale of the Logan Tower property in December 2019. Further rental revenue decreases were a result of lower occupancy at the 190 Office Center and Pima Center properties which resulted in aggregate revenue decreases of $0.3 million, and $0.3 million, respectively. The remaining properties’ rental and other revenues were relatively unchanged.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $0.4 million, or 1%, to $32.6 million for the three months ended September 30, 2020, from $32.2 million for the three months ended September 30, 2019. Total operating expenses increased by $0.7 million due to the acquisition of the 7601 Tech property, part of our Denver Tech property in September 2019. Partially offsetting this increase, operating expenses were $0.3 million lower due to the sale of the Logan Tower property in December 2019 and $0.3 million lower due to lower general and administrative expenses. The remaining expenses were marginally higher in comparison to the prior-year period.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $0.5 million, or 3%, to $14.9 million for the three months ended September 30, 2020, from $14.4 million for the three months ended September 30, 2019. Total operating expenses increased by $0.4 million, due to the acquisition of the 7601 Tech property, part of our Denver Tech property in September 2019. Partially offsetting these increases, property operating expenses decreased by $0.2 million due to the sale of the Logan Tower property in December 2019. The remaining expenses were marginally higher in comparison to the prior-year period.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $0.3 million, or 8%, to $2.5 million for the three months ended September 30, 2020, from $2.8 million for the three months ended September 30, 2019. General and administrative expenses were lower primarily due to lower payroll, travel and professional expenses due to
COVID-19.
Depreciation and Amortization.
Depreciation and amortization increased $0.2 million, or 1%, to $15.2 million for the three months ended September 30, 2020, from $15.0 million for the three months ended September 30, 2019, primarily due to the acquisition of the 7601 Tech property, part of our Denver Tech property in September 2019. This increase was partially offset by a decrease due to the sale of the Logan Tower property.
Other Expense (Income)
Interest Expense.
Interest expense decreased $0.8 million, or 10%, to $6.9 million for the three months ended September 30, 2020, from $7.7 million for the three months ended September 30, 2019. The decrease was primarily attributable to a decrease of interest expense on our Unsecured Credit Facility (as defined herein) primarily as a result of repayments using the net proceeds of the equity raises in the second half of 2019.
Net Gain on the Sale of Real Estate Property.
 We recorded a net gain on the sale of real estate property of $1.3 million for the three months ended September 30, 2020 related to the sale of the land parcel at the Circle Point property in July 2020. The gross gain on sale was reduced by disposal-related costs and taxes paid by our taxable REIT subsidiary.
Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $3.8 million, or 3%, to $121.0 million for the nine months ended September 30, 2020 compared to $117.2 million for the nine months ended September 30, 2019. Of this increase, the acquisitions of 7601 Tech, Cascade Station and Canyon Park contributed increases of $3.8 million, $1.7 million and $1.3 million, respectively. Our Cherry Creek property also benefited from a $0.9 million lease termination fee payment during the nine months ended September 30, 2020. Partially offsetting these increases, other revenues benefited from a one-time
payment of $2.6 million in the prior-year period received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Increases in rental revenue for the nine months ended September 30, 2020 were also partially offset as a result of the sale of Logan Tower in December 2019, the 10455 Pacific Center building in our Sorrento Mesa portfolio in May 2019 and Plaza 25 in February 2019, which decreased overall revenue by $1.0 million, $0.4 million and $0.2 million, respectively. The remaining properties’ rental and other revenues were relatively unchanged.

Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $1.7 million, or 2%, to $96.9 million for the nine months ended September 30, 2020, from $95.2 million for the nine months ended September 30, 2019. Total operating expenses increased by $2.8 million, $1.2 million and $1.0 million, respectively, from the acquisitions of 7601 Tech, Cascade Station and Canyon Park properties. Partially offsetting these increases, total operating expenses decreased by $1.0 million, $0.4 million and $0.2 million, respectively, due to the sale of Logan Tower, the 10455 Pacific Center building in our Sorrento Mesa portfolio and Plaza 25 properties. Operating expenses at our San Diego properties decreased by a combined $0.3 million primarily due to a property tax refund received during the nine months ended September 30, 2020 related to a prior-year appeal. General and administrative expenses were also lower in the current year period primarily because in the prior-year period, there were $1.1 million of one-time
expenses incurred as a result of the assignment fee income earned during the prior-year period. The remaining expenses were marginally lower in comparison to the prior-year period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $0.9 million, or 2%, to $43.7 million for the nine months ended September 30, 2020, from $42.8 million for the nine months ended September 30, 2019. Property operating expenses increased by $1.6 million, $0.5 million and $0.5 million, respectively, from the acquisitions of 7601 Tech, Cascade Station and Canyon Park properties. Partially offsetting these increases, property operating expenses decreased by $0.6 million, $0.2 million and $0.2 million, respectively, due to the sale of Logan Tower, the 10455 Pacific Center building in our Sorrento Mesa portfolio and Plaza 25. Operating expenses at our San Diego properties decreased by a combined $0.3 million primarily due to a property tax refund received during the nine months ended September 30, 2020 related to a prior-year appeal. The remaining expenses were marginally lower in comparison to the prior-year period.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $0.4 million, or 5%, to $8.0 million for the nine months ended September 30, 2020, from $8.4 million for the nine months ended September 30, 2019. The decrease was primarily because in the prior-year period, there were $1.1 million of one-time
expenses incurred as a result of the assignment fee income partially offset by higher payroll and stock-based compensation costs for the current year.
Depreciation and Amortization.
Depreciation and amortization increased $1.1 million, or 3%, to $45.2 million for the nine months ended September 30, 2020, from $44.1 million for the nine months ended September 30, 2019, primarily due to the addition of the Canyon Park, Cascade Station and 7601 Tech properties. These increases were partially offset by a decrease at Logan Tower and the 10455 Pacific Center building of the Sorrento Mesa portfolio due to the sale of those properties.
Other Expense (Income)
Interest Expense.
Interest expense decreased $2.2 million, or 10%, to $20.8 million for the nine months ended September 30, 2020, from $23.0 million for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease of interest expense on our Unsecured Credit Facility (as defined herein) primarily as a result of the repayments using the net proceeds of the equity raises during the second half of 2019.
Net Gain on the Sale of Real Estate Property.
 We recorded a net gain on the sale of real estate property of $1.3 million for the nine months ended September 30, 2020 related to the sale of the land parcel at the Circle Point property in July 2020. The gross gain on sale was reduced by disposal-related costs and taxes paid by our taxable REIT subsidiary. Net gain on the sale of real estate property of $0.5 million for the nine months ended September 30, 2019 related to the sale of the 10455 Pacific Center building of the Sorrento Mesa property in May 2019.

Cash Flows
Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019
Cash, cash equivalents and restricted cash were $56.4 million and $32.5 million as of September 30, 2020 and September 30, 2019, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $10.3 million to $47.6 million for the nine months ended September 30, 2020 compared to $37.3 million for the same period in 2019. The increase was primarily attributable to increased operating cash flows from acquired properties and changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities decreased by $75.5 million to $15.2 million for the nine months ended September 30, 2020 compared to $90.7 million for the same period in 2019. The decrease in cash used in investing activities was primarily due to no acquisitions of real estate and lower proceeds from the sale of real estate during the nine months ended September 30, 2020 compared to aggregate $108.4 million of acquisitions and aggregate $33.9 million of dispositions for the same period in 2019.
Cash flow to financing activities.
Net cash used in financing activities increased by $116.4 million to $63.5 million for the nine months ended September 30, 2020 compared to $52.9 million provided by financing activities for the same period in 2019. The increase in cash used in financing activities was primarily due to repurchases of our common stock and no proceeds from sale of our common stock for the nine months ended September 30, 2020. The increase was partially offset by higher net proceeds from our Unsecured Credit Facility borrowings in 2020 compared to 2019.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $38.4 million of cash and cash equivalents and $18.0 million of restricted cash as of September 30, 2020.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility (our “Unsecured Credit Facility”) that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of September 30, 2020, we had approximately $75.0 million outstanding under our Unsecured Credit Facility and a $7.0 million letter of credit to satisfy escrow requirements for a mortgage lender.
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
30-day
LIBOR payments.
On June 16, 2017, the Company and the Operating Partnership previously entered into equity distribution agreements (collectively, the “Initial Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp., (collectively, the “Initial Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) through the Initial Sales Agents, acting as agents or principals (the “Prior ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Initial Amendments”) to the Initial Agreements (as amended by the Amendments, the “Prior EDAs”) with each of the Initial Sales Agents to increase the number of shares of common stock issuable under the Prior ATM Program. The Company terminated the Prior EDAs effective February 25, 2020. The Company did not issue any shares of common stock or Series A Preferred Stock under the Prior ATM Program for the period beginning on January 1, 2020 through the date the Prior EDAs were terminated or during the nine months ended September 30, 2020.

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the nine months ended September 30, 2020.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of September 30, 2020, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2020	2021-2022	2023-2024	More than 5 years
Principal payments on mortgage loans	$682,585	$1,571	$170,885	$173,254	$336,875
Interest payments (1)	119,184	6,425	44,222	37,089	31,448
Tenant-related commitments	7,467	2,310	5,157	—	—
Lease obligations	29,665	52	1,669	1,264	26,680

Total	$838,901	$10,358	$221,933	$211,607	$395,003

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at September 30, 2020. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance
Sheet Arrangements
As of September 30, 2020, we had a $7.0 million letter of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for a mortgage lender.

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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal, because as of September 30, 2020, approximately $557.6 million, or 81.7%, of our debt had fixed interest rates and approximately $125.0 million, or 18.3%, had variable interest rates. Of the $125.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 89.0% of our debt was fixed rate debt and 11.0% was variable rate debt as of September 30, 2020. A 10% increase in LIBOR would result in a nominal increase to our annual interest costs on debt outstanding as of September 30, 2020, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would result in a nominal decrease to our annual interest costs on debt outstanding as of September 30, 2020 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure. In addition, the uncertainty that exists with respect to the economic impact of the
COVID-19
pandemic introduced significant volatility in global financial markets and economies during and subsequent to the nine months ended September 30, 2020. The long-term impacts of such volatility on the Company are uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2020.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of September 30, 2020, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
The following risk factor updates the risk factor in Part II, Item 1A of our Quarterly Report on Form
10-Q
for the quarterly report ended June 30, 2020 and supplements the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2019. Except as presented below or in the section titled “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Quarterly Report on Form
10-Q,
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
Certain states and cities, including where we own properties and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel,
“stay-at-home”
rules and restrictions on the types of businesses that may continue to operate. The Company cannot predict if additional states and cities will implement similar restrictions, whether or how the nature of these restrictions may evolve or when restrictions currently in place or modified restrictions in the future will expire. As a result, the
COVID-19
pandemic is negatively impacting many industries and governmental operations directly or indirectly, including the industries in which the Company and our tenants operate. A number of our tenants have announced temporary closures of their offices and other operations, and requested rent deferral or rent abatements during this pandemic. In addition, many of our employees in our principal offices are currently working remotely. The effects of an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. To date, we have provided temporary relief to certain tenants in the form of rent deferral and rent abatements, the financial impacts of which have been immaterial to the Company. However, it is impossible to predict the extent to which future requests from tenants for rent deferrals, rent abatements or relief from other contractual obligations, or a failure to pay rent, as a result of changes in business behavior stemming from the ongoing
COVID-19
pandemic, the availability of government assistance programs or otherwise, may impact our financial condition, results of operations and cash flow.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 9, 2020, the Company’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. In July 2020, the Company completed the full March 2020 share repurchase program. On August 5, 2020, the Company’s Board of Directors approved an additional share repurchase plan authorizing the Company to repurchase up to an additional aggregate amount of $50 million of its outstanding shares of common stock. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements.
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

Share repurchase activity under our share repurchase plans, on a trade date basis, for the three months ended September 30, 2020, was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock Repurchased	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Plans	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Plans (1) (thousands)
July 1 – 31, 2020	1,114,196	$9.58	1,114,196	$—
August 1 – 31, 2020	—	—	—	50,000
September 1 – 30, 2020	—	—	—	50,000

Total	1,114,196	$9.58	1,114,196	$50,000

(1)	Represents approximate dollar value of shares that could have been purchased under the plans in effect at the end of the month.
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
Date: November 5, 2020

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 5, 2020

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)