Form 10-K
period 2020-12-31
City Office REIT, Inc.
filed 2021-02-25
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☒
Non-accelerated filter	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $427.6 million, based on the closing sales price of $10.06 per share as reported on the New York Stock Exchange.
As of February 19, 2021, the registrant had 43,397,117 shares of common stock outstanding.
Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form
10-K
in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

•
demand for and market acceptance of our properties for rental purposes, including as a result of near-term market fluctuations or long-term trends that result in an overall decrease in the demand for office space;

•	defaults on or non-renewal of leases by tenants, including as a result of the ongoing COVID-19 pandemic;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates, including as a result of the ongoing COVID-19 pandemic;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements or actions in response to the COVID-19 pandemic;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”
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
Overview
We are an internally-managed corporation organized in the state of Maryland on November 26, 2013 focused on owning, operating and acquiring high-quality office properties located in
“18-hour
cities” in the Southern and Western United States. Our target markets possess a number of attractive demographic and employment characteristics that we believe will lead to capital appreciation and growth in rental income at our properties. Our senior management team has extensive industry relationships and a proven track record in executing this strategy, which we believe provides a competitive advantage to our stockholders. We have elected, and intend to continue to qualify, to be taxed as a REIT for U.S. federal income tax purposes.
We believe that our target markets offer the opportunity for attractive risk-adjusted returns due to the following characteristics: growing populations with above average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, low-cost
centers for business operations, proximity to large universities and a high quality of life. Within our target markets, we focus primarily on Class A and B properties with a purchase price between $25 million and $100 million. We believe that we have a competitive advantage in acquiring these properties in our target markets because of our local relationships, prior transaction experience and reduced competition from large institutional investors in our typical transaction size.
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
As of December 31, 2020, we owned 65 office buildings with a total of approximately 5.8 million square feet of net rentable area (“NRA”) in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. We believe that our properties are high quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant profile, including federal and state governmental agencies and national and regional businesses. As of December 31, 2020, our portfolio was approximately 90.5% occupied. Our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 4.5 years as of December 31, 2020. The majority of our leases are full service gross leases pursuant to which our tenants reimburse us for operating expenses, property taxes and insurance in excess of a base amount. This structure helps insulate us from increases in certain operating expenses and provides a more predictable cash flow. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income.
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
Drive Cash Flow Increases through Rent Growth:
Our leases typically provide for contractual increases in base rental rates. These rental escalations are expected to result in predictable increases in rental revenues for us over time. We will continue to seek to include contractual rent escalators in future leases to further facilitate predictable growth in rental income. In circumstances where in-place
rental rates are below market rental rates, we will aim to capture increases in cash flow by increasing rents to market, particularly in our life science portfolio.
Lease Currently Vacant Space and Complete Strategic Lease Renewals:
As of December 31, 2020, our portfolio was approximately 90.5% occupied, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We have been successful in enhancing the appeal of vacant spaces by completing improvements to vacant leasable space, creating or improving building amenities and renovating common areas. We also seek to create stable, long-term cash flow through strategic lease renewals at market rental rates.
Drive Earnings per Share Growth:
We evaluate a range of strategies to create per share growth, including at the property level and through prudent capital allocation. In addition to driving rental revenue through strategic leasing, we also evaluate the opportunity to harvest value through dispositions and accretive redeployment of capital. We also evaluate and have executed share repurchase programs to buy back our shares at what we believe are significant discounts to their inherent value to enhance earnings per share.
Acquire Properties in Our Target Markets:
We seek to expand our portfolio through acquisitions of office properties primarily located in our target
18-hour
cities. We believe that relatively low levels of competition from institutional buyers in our typical transaction size create attractive investment opportunities for the acquisition of office properties in our target markets. We also use our management team’s market-specific knowledge as well as the expertise of our local real estate operators and our investment partners to identify acquisitions that we believe offer cash flow stability and value enhancement.
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
2020 Highlights

•	Completed 1.0 million square feet of new and renewal leasing;

•
Completed significant leasing transactions at our Sorrento Mesa property in San Diego, our Denver Tech property in Denver and our Lake Vista Pointe property in Dallas, all of which are expected to generate significant increases in base rental revenue;

•	Collected over 99% of 2020 contractual base rent;

•	Repurchased an aggregate 11,363,851 shares of common stock at an average gross price of $8.80 per share for a total cost of approximately $100.0 million;

•	Closed the disposition of 7.8 acres of land at Circle Point in Denver, Colorado for $6.5 million;

•	Entered into a contract for the sale of the Cherry Creek property in Denver, Colorado for $95.0 million, which closed subsequent to year-end; and

•	Declared and paid an aggregate of $0.60 of dividends per share of common stock.
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
Segment and Geographic Financial Information
During 2020, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
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
Human Capital Resources
As of December 31, 2020, the Company employed 20 full-time employees. The Company believes that corporate social responsibility goes hand-in-hand
with business growth and maximizing returns for our investors.

Social responsibility furthers our mission to be an upstanding corporate citizen within the real estate community. We take pride in our work culture and strive to create an environment where our employees feel valued. Our reputation for acting with integrity and transparency is essential to the successful execution of our business goals. Key areas of focus for the Company include:
Employee Development:
We recognize that having an engaging and rewarding work environment allows us to attract and retain the highest caliber personnel. We also encourage professional growth, which is why we invest in employee development and ensure that onboarding and ongoing training are pillars of our workplace. We achieve this through ongoing training and continuing education opportunities for every employee within the company. In addition, employees are encouraged to further their own unique development through reimbursement for approved courses and training.
Safe, active and healthy environment:
We offer modern, open and amenitized office space to our employees, which creates a positive and collaborative work environment. To promote health and wellness within our offices, we offer a health snack program. We also provide an annual employee fitness allowance, which allows all employees to be reimbursed for gym memberships, sports lessons or similar fitness-oriented expenses. To encourage intra-company team building, we hold team events regularly throughout the year and participate in community and charitable events.
Diversity and Equality:
Equal employment opportunity has been, and will continue to be, a fundamental principle of our business success, where employment is based upon personal capabilities and qualifications without discrimination.
Availability of Reports Filed with the Securities and Exchange Commission
A copy of this Annual Report on Form
10-K,
as well as our quarterly reports on Form
10-Q,
current reports on Form
8-K
and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cityofficereit.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, Investment, and Nominating and Corporate Governance Committees of our Board of Directors are also available on our website at www.cityofficereit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 3210—666 Burrard Street, Vancouver, British Columbia, V6C 2X8. The Company may, from time to time, amend these charters and policies, and such amended charters and policies will be posted on the Company’s website. Our telephone number is +1 (604)
806-3366.
The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

ITEM 1A.	RISK FACTORS
SUMMARY
Risks Relating to Our Business and Our Properties

•
There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.

•	Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.

•	We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms.

•	We are dependent on our key personnel and the loss of such key personnel could materially adversely affect our business

•	A decrease in demand for office space in our markets may have a material adverse effect on our financial condition and results of operations.

•
Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal
of its lease or otherwise, could have a material adverse effect our results of operations.

•
The current pandemic of the
COVID-19,
and the future outbreak of other highly infectious or contagious diseases, could have an adverse effect on our financial condition, results of operations, cash flow, ability to pay dividends and the per share market price of our common stock or preferred stock.

•	We may be unable to secure funds for future tenant or other capital improvements or payment of leasing commissions.

•	We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants.

•
We depend on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy our debt obligations and make distributions to our stockholders.

•
We have a substantial amount of indebtedness outstanding which may affect our ability to pay distributions to our stockholders, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

•	Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

•	We may engage in hedging transactions, which can limit our gains and increase exposure to losses.

•	Economic conditions may adversely affect the real estate market and our financial condition, results of operations and cash flow.

•
Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.

•
We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances.

•	Existing conditions at some of our properties may expose us to liability related to environmental matters.

•	Our properties may contain asbestos or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

•	Potential losses, including from adverse weather conditions, natural disasters and title claims, may not be covered by insurance.

•	We may be limited in our ability to diversify our investments making us more vulnerable economically than if our investments were diversified.

•	Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

•	If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

•	We may be unable to collect balances due on our leases from any tenants in bankruptcy.

•	We may face additional risks and costs associated with owning properties occupied by government tenants.

•	Some of the leases at our properties contain “early termination” provisions which, if triggered, may allow tenants to terminate their leases without further payment to us.

•	The federal government’s “green lease” policies may adversely affect us.

•	We may be unable to complete acquisitions and, even if acquisitions are completed, we may fail to successfully operate acquired properties.

•	Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

•	Adverse market and economic conditions could cause us to recognize impairment charges or otherwise impact our performance.

•	Our property taxes could increase due to property tax rate changes or reassessment, which may adversely impact our cash flows.

•
Our commitments to Second City Real Estate II Corporation (“Second City”), Clarity Real Estate III GP, Limited Partnership (“Clarity RE”), Clarity Real Estate Ventures GP, Limited Partnership (together with Clarity RE, “Clarity”), and their respective affiliates may give rise to various conflicts of interest.

Risks Related to Our Status as a REIT

•	Our failure to maintain our qualification as a REIT would result in significant adverse tax consequences to us and would adversely affect our business and the value of our stock.

•	To maintain our qualification as a REIT, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

•	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

•	We may face risks in connection with like-kind exchanges pursuant to section 1031 of the Code (“Section 1031 Exchanges”).

•	To maintain our qualification as a REIT, we may be forced to forego otherwise attractive opportunities.

•	We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares of capital stock.
Risks Related to Our Organizational Structure

•
Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.

•	The consideration that we pay for the properties and assets we own may exceed their aggregate fair market value.

•
We are a holding company with no direct operations and, as such, we rely on funds received from our Operating Partnership to pay liabilities, and the interests of our stockholders are structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.

•	We may have assumed unknown liabilities in connection with our acquisition of properties and any properties we may acquire in the future may expose us to unknown liabilities.

•
Our charter, our amended and restated bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent our stockholders from receiving a premium for their shares.

•	The ability of our board of directors to revoke our REIT status without stockholder approval may cause adverse consequences to our stockholders.

•
Our board of directors may amend our investing and financing guidelines without stockholder approval, and, accordingly, you would have limited control over changes in our policies that could increase the risk that we default under our debt obligations.

•	Our rights and the rights of our stockholders to take action against our directors and officers are limited.
General Risk Factors

•	We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.

•	Climate change may adversely affect our business.

•	Litigation may result in unfavorable outcomes.

•	Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

•	Our business and operations would suffer in the event of system failures.

•
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock or preferred stock, as further described in each risk factor below. In addition to the information set forth herein, one should carefully review and consider the information contained in our other reports and filings that we make with the SEC from time to time. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us or are out of our control, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included herein.

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

•
inability to refinance our indebtedness or secure financing on terms favorable to us, which could result in a default on our obligation and trigger cross default provisions that could result in a default on other indebtedness;

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
In addition, because the yields available from equity investments in real estate depend in large part on the amount of rental income earned, as well as property operating expenses and other costs incurred, a period of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties, including any held by joint ventures, may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow amounts to cover fixed costs, and our financial condition, results of operations, cash flow, per share market price of our common stock or preferred stock, and ability to satisfy our principal and interest obligations and to make distributions to our stockholders may be adversely affected.
Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.
We compete with numerous owners, operators, and developers of office properties, many of which own properties similar to ours in the same submarkets in which our properties are located. Furthermore, undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in gateway markets, which are commonly defined as New York, Los Angeles, Washington, D.C., Boston, Chicago, and San Francisco. If our competitors offer space from existing or new buildings at rental rates below current market rates, or below the rental rates that we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those that we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain or attract tenants when our tenants’ leases expire. Our competitors may have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. As a result, our financial condition, results of operations, cash flows, and market price of our common stock or preferred stock could be adversely affected.
We may be unable to renew expiring leases or
re-lease
vacant space on a timely basis or on attractive terms, which could have a material adverse effect on our results of operations and cash flow.
At December 31, 2020, approximately 11.7%, 13.9% and 16.3% of our annualized base rent is scheduled to expire in 2021, 2022, and 2023, respectively, excluding month-to-month
leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. If non-renewals
or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
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

A decrease in demand for office space in our markets may have a material adverse effect on our financial condition and results of operations.
Our portfolio of properties consists of office properties and because we seek to acquire similar properties, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations. In addition, where a government agency is a tenant, which is the case for a number of our properties, austerity measures, the inability of the federal, state, or local government to approve a budget, and governmental deficit reduction programs may lead government agencies to stop paying rent, consolidate and reduce their office space, terminate their lease or decrease their workforce, which may reduce demand for office space in the government sector. In addition, the ongoing
COVID-19
pandemic has resulted in lower than normal utilization levels for our properties and it is uncertain how utilization levels will be impacted as the pandemic continues and after the pandemic ends. In the event that our tenants implement full or partial “work from home” or other remote work policies after the pandemic ends, the overall demand for office space in the markets in which we own properties or seek to acquire properties may be materially adversely affected, which may impact our leasing activity and ability to enter into leases favorable to the Company and result in a material adverse effect on our results of operations, cash flow and market price of our common stock or preferred stock.
Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal
of its lease or otherwise, could have a material adverse effect on our results of operations.
As of December 31, 2020, approximately 28.5% of the base rental revenue of our properties was derived from our ten largest tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions, changes in the severity or duration of the
COVID-19
pandemic or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
The current
COVID-19
pandemic, and the future outbreak of other highly infectious or contagious diseases, could have an adverse effect on our financial condition, results of operations, cash flow, ability to pay dividends and the per share market price of our common stock or preferred stock.
Since being reported in December 2019,
COVID-19
has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared
COVID-19
a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to
COVID-19.
Since that time, the global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.
The
COVID-19
pandemic has had, and a future outbreak of other highly infectious or contagious diseases could have, repercussions across regional and global financial markets and economies. The outbreak of
COVID-19
in many countries, including the United States, has adversely impacted global economic activity, and has contributed to significant volatility in financial markets.
Certain states and cities, including where we own properties and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel,
“stay-at-home”
rules, and restrictions on the types of businesses that may continue to operate. As the pandemic continues, the Company cannot predict if additional states and cities will implement similar restrictions, whether or how the nature of these restrictions may evolve or when restrictions currently in place or modified restrictions in the future will expire. As a result, the
COVID-19
pandemic has negatively impacted and continues to negatively impact many industries and governmental operations directly or indirectly, including the industries in which the Company and its tenants operate. A number of our tenants have announced temporary closures of their offices and other operations and requested rent deferral or rent abatements during the pandemic. To date, we have provided temporary relief to certain tenants in the form of rent deferral and rent abatements, the financial impacts of which have been immaterial to the Company. However, it is impossible to predict the extent to which future requests from tenants for rent deferrals, rent abatements or relief from other contractual obligations, or a failure to pay rent, as a result of, among others, changes in business behavior stemming from the ongoing
COVID-19
pandemic, the availability of government assistance programs, the efficacy and availability of vaccines or other remedies for
COVID-19,
the long-term economic impacts from the
COVID-19
pandemic or otherwise, may impact our financial condition, results of operations and cash flow.
In addition, many of our employees in our principal offices have or may in the future work remotely. The effects of an extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our properties and business.
The
COVID-19
pandemic, or a future outbreak of other highly infectious or contagious diseases, could also have material adverse effects on our financial condition, results of operations, cash flow, ability to pay dividends and the per share market price of our common stock or preferred stock, due to, among other factors:

•	a complete or partial closure of, decline or cessation in the usage of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•
a reduction in economic activity that severely impacts our tenants’ businesses, financial condition, liquidity and creditworthiness, which may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, seek modifications of such obligations or exercise early termination rights;

•
a decrease in the usage of our properties or the demand for office space as a result of our tenants’ implementation of full or partial “work from home” or other remote work policies during or after the pandemic ends, or the Company’s ability to maintain or increase rents, which may have an adverse effect on our financial condition, results of operations and cash flow than if we owned a more diversified real estate portfolio;

•
difficulty accessing sources of capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to debt or equity capital necessary to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs, and our operations) or refinancings on a timely basis and our tenants’ ability to fund their business operations and meet their obligations to us;

•
the financial impact of the
COVID-19
pandemic could negatively impact our future compliance with financial covenants of our Unsecured Credit Facility, including the Term Loan, and other debt agreements, including mortgage debt, and result in a default and potentially an acceleration of indebtedness, which non-compliance
could negatively impact our ability to make additional borrowings and pay dividends on our common stock or preferred stock, or foreclosure on one or more our properties secured by mortgage debt;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;

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

The extent to which the
COVID-19
pandemic impacts our financial condition, results of operations and cash flow, and those of our tenants, will depend on future developments, which continue to be highly uncertain and are not reasonably estimable, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. In addition, non-payment
of rent or early lease terminations by our tenants could reduce our cash flows, which could impact our ability to pay dividends to the holders of our common stock or preferred stock.
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
In order to retain existing tenants and attract new tenants, we may be required to offer more substantial rent abatements, tenant improvements and early termination rights, provide options to purchase our properties within the lease term or accommodate requests for renovations, build-to-suit
remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals
by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

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
In order to maintain our qualification as a REIT, we are generally required under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs), from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the necessary financing on favorable terms, in the time period that we desire or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing stockholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions and interest rates;

•	the market’s view of the quality of our assets and our leasing activity;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price of securities we may issue from time to time.
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
We have a substantial amount of indebtedness outstanding which may affect our ability to pay distributions to our stockholders, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.
Our total consolidated principal indebtedness, as of December 31, 2020, was approximately $681.0 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

•
we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, or terminate pending acquisitions that may require us to forfeit amounts paid into escrow or pay termination fees;

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
If any one of these events were to occur, our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock and ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the distribution requirements necessary to maintain our qualification as a REIT.
We could become highly leveraged in the future because our organizational documents contain no limitations on the amount of debt that we may incur.
As of December 31, 2020, our principal indebtedness represented approximately 58.8% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or City Office REIT Operating Partnership, L.P. (our “Operating Partnership”) may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock or preferred stock.
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
In September 2019, in connection with the increase in authorized borrowings under our Unsecured Credit Facility from $250 million to $300 million, we entered into the five-year interest rate swap for a notional amount of $50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.
The Interest Rate Swap has been designated and qualifies as a cash flow hedge and has been recognized on the consolidated balance sheets at fair value. Gains and losses resulting from changes in the fair value of derivatives that are designated and qualify as cash flow hedges are reported as a component of other comprehensive (loss) income and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
As of December 31, 2020, the Interest Rate Swap was reported as a liability at its fair value of approximately $2.0 million, which is included in other liabilities on the Company’s consolidated balance sheet. For the year ended December 31, 2020 the amount of realized losses reclassified to interest expense due to payments received by the swap counterparty was $0.3 million. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement. See Note 7 to our consolidated financial statements in this report.

Changes in the method pursuant to which reference rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, ICE Benchmark Administration (“IBA”), the
FCA-regulated
and authorized administrator of LIBOR, announced that it was delaying the phase out of LIBOR, such that one week and two month U.S. dollar LIBOR settings will cease at the end of 2021 and that the U.S. dollar LIBOR panel will cease as of June 30, 2023. It is not possible to predict the effect of these changes, including the delay in the phase out of LIBOR, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. Despite IBA’s announcement to delay the phase out of LIBOR, in November 2020, the U.S. Federal Reserve issued a statement encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.
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
Any changes announced by the IBA, FCA, U.S. Federal Reserve, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.
Economic conditions may adversely affect the real estate market and our financial condition, results of operations and cash flow.
Uncertainty over whether the U.S. economy will be adversely affected by inflation or stagflation, volatile energy costs, geopolitical issues, the possibility of any pandemic, including the
COVID-19
pandemic, the availability and cost of credit, future policy and fiscal decisions of the federal government, the mortgage market in the United States and the late-cycle real estate market may contribute to increased market volatility or threaten business and consumer confidence. This uncertain operating environment could adversely affect our ability to generate revenues, thereby reducing our operating income and earnings.

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
Costs of future environmental compliance could negatively affect our ability to make distributions to our stockholders, and remedial measures required to address such conditions could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
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
Certain of our properties are located in states where natural disasters such as tornadoes, hurricanes and earthquakes are more common than in other states. Given recent extreme weather events across parts of the United States, including devastating hurricanes in Florida and wildfires in California, it is also possible that our other properties could incur significant damage due to other natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, such as droughts or flooding, our insurance includes deductible amounts and certain items may not be covered by insurance. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up
costs or otherwise incur costs in connection with such events. Any of these events may have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
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
Moreover, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
We may be limited in our ability to diversify our investments making us more vulnerable economically than if our investments were diversified.
Our ability to diversify our portfolio may be limited both as to the number of investments owned and the geographic regions in which our investments are located. While we seek to diversify our portfolio by geographic location, we focus on our specified target markets that we believe offer the opportunity for attractive returns and, accordingly, our actual investments may result in concentrations in a limited number of geographic regions. As a result, there is an increased likelihood that the performance of any single property, or the economic performance of a particular region in which our properties are located, could materially affect financial condition, results of operation, cash flows, or the market price of our common stock or preferred stock.
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
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to adjust our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.
If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchasers which would reduce the value of our assets, impair our ability to make distributions to our stockholders and reduce the price of our common stock or preferred stock.
We may be unable to collect balances due on our leases from any tenants in bankruptcy, which could adversely affect our cash flow and the amount of cash available for distribution to our stockholders.
The bankruptcy or insolvency of one or more of our tenants may adversely affect the income produced by our properties. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. If a tenant files for bankruptcy, any or all of the tenant’s or a guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to Chapter 11 or Chapter 7 of the U.S. Bankruptcy Code. Such a bankruptcy filing would impose an automatic stay barring all efforts by us to collect pre-bankruptcy
rents from these entities or their properties, unless we receive an order from the bankruptcy court lifting the automatic stay to permit us to pursue collections. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. This claim could be paid only in the event funds were available and then only in the same percentage as that realized on other unsecured claims. Our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. Therefore, if a lease is rejected, it is possible that we would not receive payment from the tenant or that we would receive substantially less than the full value of any unsecured claims we hold, which would result in a reduction in our rental income, cash flow and the amount of cash available for distribution to the holders of our common stock or preferred stock.
We may face additional risks and costs associated with owning properties occupied by government tenants, which could negatively impact our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
As of December 31, 2020, we owned seven properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.
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
Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 11.9% of the base rental revenue from our properties as of December 31, 2020, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

We have entered into a lease with the sole tenant at our Lake Vista Pointe property that contains a right of first refusal and option to purchase the property according to a pre-determined
pricing formula which, if exercised, would terminate the applicable lease and result in the sale of the property.
We have entered into a lease with the sole tenant at our Lake Vista Pointe property that contains a right of first refusal and option to purchase the property according to a pre-determined
pricing formula during a specified period of time. In the event that the right of first refusal or option are exercised by the tenant, the applicable lease would terminate and we would be contractually obligated to sell the property in accordance therewith. Termination of the lease for the Lake Vista Pointe property would result in the loss of future rental income from such property, which could impact our results of operations and cash flows. Likewise, if the property is sold, we may not realize the full benefits from continuing to hold the property or consummating the disposition on terms then available in the market. The occurrence of any of the situations described above could have a material adverse effect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
The federal government’s “green lease” policies may adversely affect us.
In recent years, the federal government has instituted “green lease” policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED
®
-CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the General Services Administration to prefer buildings for lease that have received an “Energy Star” label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.
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
We may need to borrow funds at times when the then-prevailing market conditions are not favorable for borrowing. These borrowings could increase our costs or reduce our equity and adversely affect the value of our common stock or preferred stock.
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
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock. Unknown liabilities with respect to acquired properties might include:

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
Our board of directors may amend our investing and financing guidelines without stockholder approval, and, accordingly, you would have limited control over changes in our policies that could increase the risk that we default under our debt obligations or that could harm our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
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
General Risk Factors
We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties, which could have an adverse impact on our financial condition, results of operations, cash flows, or the market price of our common stock and preferred stock.
The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval or waivers from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing or future laws and regulatory policies, including federal laws or executive actions affecting the markets in which we operate, will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that could increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

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
Like many real estate operators, we may be involved in lawsuits involving premises liability claims and alleged violations of landlord-tenant laws, which may give rise to class action litigation or governmental investigations. Any material litigation not covered by insurance, such as a class action, could result in us incurring substantial costs and harm our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock, and our ability to satisfy our debt service obligations and to pay dividends and distributions to the holders of our common stock or preferred stock.
Our business and operations would suffer in the event of system failures.
Despite system redundancy and the implementation of security measures for our IT networks and related systems, our systems are vulnerable to damages from any number of sources, including computer viruses, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. We rely on our IT networks and related systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and keeping of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Any failure to maintain proper function, security and availability of our IT networks and related systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our operations. As such, any of the foregoing events could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to
e-mails,
persons inside our organization or persons with

access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day
operations (including managing our building systems or those of our third-party providers that we rely on), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could, among other things:

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
As of December 31, 2020, we owned 25 office complexes comprised of 65 office buildings with a total of approximately 5.8 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of December 31, 2020.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (20.8% of NRA)	Pima Center	100.0%	272	67.9%	$27.47	$27.47	$5,072
	SanTan	100.0%	267	93.1%	$29.02	$29.02	$7,199
	5090 N. 40 th St	100.0%	175	94.4%	$29.99	$29.99	$4,959
	Camelback Square	100.0%	174	77.0%	$31.86	$31.86	$4,270
	The Quad	100.0%	163	97.4%	$30.23	$30.55	$4,799
	Papago Tech	100.0%	163	90.9%	$22.73	$22.73	$3,362
Tampa, FL (17.9%)	Park Tower	94.8%	470	88.4%	$26.44	$26.44	$10,983
	City Center	95.0%	243	93.8%	$26.57	$26.57	$6,046
	Intellicenter	100.0%	204	100.0%	$24.53	$24.53	$4,993
	Carillon Point	100.0%	124	100.0%	$28.80	$28.80	$3,577
Denver, CO (13.8%)	Denver Tech (3)	100.0%	381	89.7%	$23.09	$27.16	$7,831
	Circle Point	100.0%	272	81.6%	$18.63	$32.63	$4,134
	Superior Pointe	100.0%	152	94.4%	$18.31	$30.77	$2,622
Orlando, FL (12.4%)	Florida Research Park (4)	96.6%	397	98.5%	$23.74	$27.17	$9,266
	Central Fairwinds	97.0%	168	85.5%	$26.17	$26.17	$3,764
	Greenwood Blvd	100.0%	155	100.0%	$23.25	$23.25	$3,605
San Diego, CA (9.9%)	Sorrento Mesa	100.0%	296	85.3%	$33.91	$41.91	$8,561
	Mission City	100.0%	281	91.1%	$36.41	$36.41	$9,333
Dallas, TX (9.9%)	190 Office Center	100.0%	303	79.8%	$26.13	$26.13	$6,327
	Lake Vista Pointe	100.0%	163	100.0%	$16.50	$25.50	$2,695
	2525 McKinnon	100.0%	111	91.6%	$28.61	$45.61	$2,919
Portland, OR (5.7%)	AmberGlen	76.0%	203	98.4%	$22.42	$24.95	$4,468
	Cascade Station	100.0%	128	100.0%	$27.37	$28.74	$3,490
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$21.84	$29.84	$4,515

Total / Weighted Average—Excluding Assets Held For Sale (5)			5,472	90.6%	$26.00	$29.07	$128,790

Denver, CO (6.1%)	Cherry Creek (6)	100.0%	356	89.7%	$19.58	$19.58	$6,245

Total / Weighted Average—December 31, 2020 (5)			5,828	90.5%	$25.61	$28.50	$135,035

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases for the year ended December 31, 2020.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2020 by (ii) 12.
(3)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”).
(4)	Florida Research Park is comprised of FRP Collection and FRP Ingenuity Drive.
(5)	Averages weighted based on the property’s NRA, adjusted for occupancy.
(6)	The Cherry Creek property was under contract for sale at December 31, 2020.

Lease Maturity Profile
The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.
Lease Maturity Schedule
(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2020.
(2)	1.3% represents the leases under contract but not yet in occupancy as of December 31, 2020, of which 0.7% represents the Cherry Creek property, which was under contract for sale at December 31, 2020.
(3)	6.0% represents the Cherry Creek property, which was under contract for sale at December 31, 2020.
The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2020, plus available space, for each of the calendar years ending December 31, 2021 to December 31, 2030, and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.5 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of NRA	Annualized Base Rent (1) (000s)	Percentage of Total Properties Rent	Annualized Base Rent per Leased Square Foot Expiring (2)	Annualized Base Rent (including Rent Abatement at Dec 31, 2020)	Annualized Base Rent per Leased Square Foot Expiring (Including Rent Abatement at Dec 31, 2020)
Vacant	—	477	8.2%	—	—	—	—	—
Contracted	—	74	1.3%	—	—	—	—	—
2021	60	500	8.6%	15,806	11.7%	31.61	15,806	31.61
2022	54	698	12.0%	18,819	13.9%	26.96	18,714	26.81
2023	65	800	13.7%	21,961	16.3%	27.45	21,559	26.95
2024	54	596	10.2%	15,753	11.7%	26.43	15,587	26.15
2025	35	455	7.8%	12,236	9.1%	26.89	12,213	26.84
2026	23	719	12.3%	16,189	12.0%	22.52	15,832	22.02
2027	11	528	9.1%	10,652	7.9%	20.17	10,035	19.01
2028	10	257	4.4%	6,015	4.5%	23.40	6,015	23.40
2029	3	230	3.9%	5,157	3.8%	22.42	4,202	18.27
2030 & Thereafter	8	494	8.5%	12,447	9.1%	25.20	10,886	22.04

Total / Weighted Average	323	5,828	100.0%	$135,035	100.0%	$25.61	$130,849	$24.80

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month of December 31, 2020, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects rental payments for the month of December 31, 2020, multiplied by 12 and divided by the NRA of expiring lease.

ITEM 3.	LEGAL PROCEEDINGS
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
On February 19, 2021, the closing sale price of our common stock on the NYSE was $10.15 American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. On February 19, 2021, we had 45 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
We intend to continue to declare quarterly dividends on our common stock. The actual amount and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. See “Distribution Policy.” From time to time, our board of directors may approve the repurchase of our shares of common stock or Series A Preferred Stock, par value $0.01 per share, through open market purchases or otherwise.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

Stock Performance Graph
The following graph sets forth the cumulative stockholder return (assuming reinvestment of dividends) to our stockholders during the period April 21, 2014, the date our common stock began trading on the NYSE, through December 31, 2020, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and a peer group index (MSCI US REIT Index). The stock performance graph assumes that $100 was invested on April 21, 2014. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. We have included the MSCI US REIT Index because we believe that it is representative of the industry in which we compete and, therefore, is relevant to an assessment of our performance.

Issuer Repurchases of Equity Securities
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

Share repurchase activity under our share repurchase plans, on a trade date basis, for the three months ended December 31, 2020, was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock Repurchased	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Plans	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Plans (1) (thousands)
October 1 – 31, 2020	—	$—	—	$50,000
November 1 – 30, 2020	—	—	—	50,000
December 1 – 31, 2020	—	—	—	50,000

Total	—	$—	—	$50,000

(1)	Represents approximate dollar value of shares that could have been purchased under the plans in effect at the end of the month.
During the year ended December 31, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million. There were no shares repurchased during the years ended December 31, 2019 and December 31, 2018.
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

City Office REIT, Inc.
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data
Rental and other revenues	$160,840	$156,297	$129,484	$106,487	$72,461
Operating expenses:
Property operating expenses	58,312	57,316	49,872	42,886	28,305
General and administrative	10,690	11,066	8,137	6,792	6,429
Depreciation and amortization	60,367	59,159	52,352	41,594	30,178
Impairment of real estate	—	—	3,497	—	—
Acquisition costs	—	—	—	—	692
Base management fee	—	—	—	—	109
External advisor acquisition	—	—	—	—	7,045

Total operating expenses	129,369	127,541	113,858	91,272	72,758

Operating income/(loss)	31,471	28,756	15,626	15,215	(297)
Interest expense, net	(27,689)	(29,726)	(23,937)	(20,173)	(14,761)
Net gain on sale of real estate property	1,347	3,412	46,980	12,116	15,934
Change in fair value of contingent consideration	—	—	—	2,000	—
Change in fair value of earn-out	—	—	—	—	(500)

Net income	5,129	2,442	38,669	9,158	376
Less:
Net income attributable to non-controlling interests in properties	(602)	(644)	(501)	(3,402)	(354)
Net income attributable to Operating Partnership unitholders’ non-controlling interests	—	—	—	—	(865)

Net income/(loss) attributable to the Company	4,527	1,798	38,168	5,756	(843)
Preferred stock distributions	(7,420)	(7,420)	(7,420)	(7,411)	(1,781)

Net (loss)/income attributable to common stockholders	$(2,893)	$(5,622)	$30,748	$(1,655)	$(2,624)

Net (loss)/income per common share—basic and diluted	$(0.06)	$(0.13)	$0.82	$(0.05)	$(0.13)
Dividend distributions declared per common share	$0.60	$0.94	$0.94	$0.94	$0.94
Balance Sheet Data (as of end of period)
Real estate properties, net of accumulated depreciation	$955,589	$1,007,338	$935,163	$728,067	$550,324
Total assets	1,157,292	1,228,474	1,100,431	896,489	661,494
Debt	677,242	607,250	645,354	489,509	370,057
Total liabilities	739,417	679,342	702,054	536,657	405,435
Total stockholders’ equity	416,926	548,008	397,413	359,624	254,202
Non-controlling interests in properties	949	1,124	964	208	1,749
Operating Partnership unitholders’ non-controlling interests	—	—	—	—	108
Total equity	417,875	549,132	398,377	359,832	256,059
Other Data
Cash flows from/(to):
Operating activities	$59,923	$49,499	$42,187	$36,553	$19,147
Investing activities	(27,803)	(81,922)	(197,309)	(243,298)	(216,235)
Financing activities	(73,692)	86,801	153,253	212,108	203,425

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of the City Office REIT, Inc. for the years ended December 31, 2020 and December 31, 2019.
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
You should read the following MD&A in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report. We have omitted from this MD&A a detailed discussion of the year-over-year changes from the Company’s fiscal year 2018 as compared to fiscal year 2019, which can be found in the MD&A section in the Company’s annual report on Form
10-K
for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 26, 2020.
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
During the year ended December 31, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million.

On July 23, 2020, the Company sold a land parcel at the Circle Point property in Denver, Colorado for $6.5 million, resulting in an aggregate gain of $1.3 million net of disposal-related costs and taxes paid by our taxable REIT subsidiary, which has been classified as net gain on sale of real estate property in the consolidated statements of operations.
Indebtedness
At December 31, 2020, we had approximately $75.0 million outstanding under the Company’s unsecured credit facility (the “Unsecured Credit Facility”) and a $7.0 million letter of credit to satisfy escrow requirements for a mortgage lender.
For additional information regarding these mortgage loans, the Unsecured Credit Facility, including the Company’s five-year $50 million term loan thereunder (the “Term Loan”) and the related five-year interest rate swap for a notional amount of $50 million to which the Company is a party (the “Interest Rate Swap”), please refer to “Liquidity and Capital Resources” below.
Revenue Base
As of December 31, 2020, we owned 25 properties comprised of 65 office buildings with a total of approximately 5.8 million square feet of net rentable area (“NRA”). As of December 31, 2020, our properties were approximately 90.5% leased.
Office Leases
Historically, most leases for our properties have been on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in the Lake Vista Pointe, 2525 McKinnon, Sorrento Mesa and Canyon Park properties have triple net leases. Certain tenants at AmberGlen, Superior Pointe, Florida Research Park, Circle Point, The Quad, Cascade Station and Denver Tech have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.
Factors That May Influence Our Operating Results and Financial Condition
COVID-19
During the first quarter of 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of businesses and other facilities, and most of the markets in which our buildings are located have been or are subject to some form of pandemic-related restrictions. These forced closures and restrictions have had a material adverse effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting some of our tenants’ ability to pay their rent.
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in 2020 was significantly lower than normal. Usage of our assets in the near future depends on the duration of the pandemic, the implementation of
COVID-19
vaccines and corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the year ended December 31, 2020, as a result of
COVID-19
or governmental or tenant actions in response thereto, the Company granted rent relief to nine tenants comprising approximately 1.1% of the Company’s occupied NRA, most often in the form of a rent deferral or rent abatement. Subsequent to December 31, 2020, the Company granted additional rent abatements to four tenants who previously received relief, which combined comprises approximately 0.1% of the Company’s occupied NRA and an immaterial amount of rental revenue. Although the rent deferrals and rent abatements granted to date did not have a material impact on our rental revenue, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
We believe that some of the industries most impacted by
COVID-19
are coworking, retail, restaurant and café, travel and accommodation, live event related and energy. We generally have limited exposure to these industries, with these sectors comprising approximately 3% of our portfolio by square footage. However, the impact of
COVID-19
extends to all sectors of the U.S. economy and as such, we expect that tenants outside of these select industries will also face significant challenges. Rating agencies downgraded the credit rating and outlook of many businesses as a result of
COVID-19.
Through February 19, 2021, we collected over 99% of contractually required base rents from our tenants for both the three months and fiscal year ended December 31, 2020. We granted rent relief for another approximately 0.1% and 0.3% of contractually required base rents from our tenants for the three months ended and fiscal year ended December 31, 2020, respectively. We have developed dedicated teams and processes to evaluate non-payments
and rent relief requests. We evaluate each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in modification agreements, nor are we foregoing our contractual rights under our lease agreements. We believe many of these requests received were from tenants who had the ability to pay rent at the time and were seeking opportunistic deferral opportunities. We continue to work efficiently to find tailored resolutions in each case where warranted, including potential deferrals of rent, lease term extensions with short-term rent relief, temporary percentage rent opportunities, or, in limited circumstances, rent abatement particularly when the tenant is viewed as an amenity to the building. We may incur additional losses in future periods due to tenants that default on their leases, file for bankruptcy and/or otherwise experience significant financial difficulty as a result of the duration of the
COVID-19
pandemic, but the extent of those losses is impossible to predict given the fluidity of the pandemic and its uncertain impact on economic activity.
Leasing activity has generally been slow, with the exception of the life science sector, and we believe it will continue to be impacted by
COVID-19.
We have experienced and we expect that we will continue to experience slower new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark”, could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and potentially impact the pricing and competitiveness for lease office space in our markets. Because construction activities have generally been classified as essential activities throughout our markets during the pandemic, we do not currently expect meaningful delays in customers taking occupancy under recently signed leases.

During 2020, we made strategic adjustments to our business operations as a result of
COVID-19.
We ceased acquisition activities, allocated capital towards our share repurchase program and adjusted our common stock dividend which will allow us to operate with lower leverage and higher levels of liquidity than previously planned. We believe economic conditions, leasing activity and acquisition prospects have improved substantially since the initial phase of the pandemic and we will continue to actively evaluate business operations and strategies to optimally position ourselves. For a discussion of the impact of the
COVID-19
pandemic on our liquidity and balance sheet, see “Liquidity and Capital Resources” below.
The situation surrounding
COVID-19
remains fluid and we will continue to monitor and actively manage our response in collaboration with tenants, government officials and other third parties to optimally position the Company. Additional information about our response to the
COVID-19
pandemic and the impact on our business is included elsewhere in this MD&A.
Business and Strategy
We focus on owning and acquiring office properties in our target markets. Our target markets generally possess what we believe are growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, generally low-cost
centers for business operations and a high quality of life. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate operators and our investment partners to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation. Our target markets are attractive, among other reasons, because we believe that ownership is often concentrated among local real estate operators that typically do not benefit from the same access to capital as public REITs and there is a relatively low level of participation of large institutional investors. We believe that these factors result in attractive pricing levels and risk-adjusted returns. The long-term impact of the
COVID-19
pandemic on these markets is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the
COVID-19
pandemic.
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
Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties. The
COVID-19
pandemic did not cause a material change in our operating expenses for the fiscal year ended December 31, 2020.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

While we generally expect a trend of positive population and economic growth in our
18-hour
cities to continue, there is no way for us to predict whether these trends will continue, especially in light of the potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the
COVID-19
pandemic will have on the short- and long-term demand for office space in our markets. However, we continue to believe that the markets in which our properties are located will benefit over the long-term relative to gateway markets, such as New York, Los Angeles, Washington, D.C., Boston, Chicago and San Francisco.
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
If we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. Tenant improvements are deferred and amortized on a straight-line basis over the terms of the respective lease. If we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
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
ASU
2020-04
provides companies with optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. For contracts affected by reference rate reform, if certain criteria are met, companies can elect to not remeasure contracts at the modification date or reassess a previous accounting conclusion. Companies can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Further, in January 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
No. 2021-01,
Reference Rate Reform (Topic 848). ASU
2021-01
clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.
ASU
2020-04
and ASU
2021-01
can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company has not yet adopted the standard and continues to evaluate the impact of ASU
2020-04
and ASU
2021-01
on its consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities occur.
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
Results of Operations
Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $4.5 million, or 3%, to $160.8 million for the year ended December 31, 2020 compared to

$156.3 million for the year ended December 31, 2019. Of this increase, the acquisitions of 7601 Tech, Cascade Station and Canyon Park contributed increases of $4.0 million, $1.7 million, and $1.3 million, respectively. Revenue increased by $1.2 million at our DTC Crossroads property within the Denver Tech portfolio and by $0.9 million at our Sorrento Mesa property due to significant leasing transactions during the year, which lifted occupancy and rental income. Revenue from the Cherry Creek property also increased by $0.7 million, as it benefited from a lease termination fee payment during the year ended December 31, 2020. Partially offsetting these increases, rental revenue decreased at 190 Office Center and Pima Center by $0.4 million and $0.6 million, respectively, due to a decrease in occupancy during the year ended December 31, 2020. Revenue during the year ended December 31, 2019 also benefited from a one-time
payment of $2.6 million received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Revenues during the year ended December 31, 2020 were further impacted due to the sale of the Logan Tower property in December 2019 and the Plaza 25 property in February 2019, which decreased overall revenue by $1.2 and $0.2 million, respectively, for the year ended December 31, 2020. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the year ended December 31, 2019.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $1.9 million, or 1%, to $129.4 million for the year ended December 31, 2020, from $127.5 million for the year ended December 31, 2019. Total operating expenses increased by $2.8 million, $1.2 million and $0.8 million, respectively, from the acquisitions of 7601 Tech, Cascade Station and Canyon Park properties. Partially offsetting these increases, total operating expenses decreased by $1.2 million, and $0.2 million, respectively, due to the sale of the Logan Tower and Plaza 25 properties. Operating expenses at our Camelback Square and 5090 N. 40 th
Street properties decreased by $0.6 million and $0.5 million, respectively, due to higher depreciation and amortization expenses as a result of the full depreciation of certain assets during the year ended December 31, 2019. General and administrative expenses decreased by $0.4 million in the year ended December 31, 2020 primarily due to $1.1 million of one-time
expenses incurred as a result of the assignment fee income earned during the year ended December 31, 2019, which was partially offset by higher payroll and stock-based compensation costs for the year ended December 31, 2020. The remaining expenses were marginally lower in comparison to the year ended December 31, 2019.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $1.0 million, or 2%, to $58.3 million for the year ended December 31, 2020, from $57.3 million for the year ended December 31, 2019. Property operating expenses increased by $1.5 million, $0.5 million and $0.2 million, respectively, from the acquisitions of 7601 Tech, Cascade Station and Canyon Park properties. Partially offsetting these increases, property operating expenses decreased by $0.8 million, and $0.2 million, respectively, due to the sale of the Logan Tower and Plaza 25 properties. The remaining properties were relatively unchanged in comparison to the year ended December 31, 2019.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $0.4 million, or 3%, to $10.7 million for the year ended December 31, 2020, from $11.1 million for the year ended December 31, 2019. The decrease was primarily due to $1.1 million of one-time
expenses incurred as a result of the assignment fee income earned during the year ended December 31, 2019. This decrease was partially offset by higher payroll and stock-based compensation costs for the year ended December 31, 2020.

Depreciation and Amortization.
Depreciation and amortization increased $1.2 million, or 2%, to $60.4 million for the year ended December 31, 2020, from $59.2 million for the year ended December 31, 2019, primarily due to the addition of 7601 Tech, Cascade Station and Canyon Park properties. These increases were partially offset by a decrease at Logan Tower and the 10455 Pacific Center building of the Sorrento Mesa portfolio due to the sale of those properties. Depreciation and amortization was also lower at Camelback Square and 5090 N. 40 th
Street due to due to higher depreciation and amortization in the prior year as certain assets had been fully depreciated in the year ended December 31, 2019.
Other Expense (Income)
Interest Expense.
Interest expense decreased $2.0 million, or 7%, to $27.7 million for the year ended December 31, 2020, from $29.7 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease of interest expense on our Unsecured Credit Facility (as defined herein) primarily as a result of lower floating interest rates for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Net Gain on the Sale of Real Estate Property.
 We recorded a net gain on the sale of real estate property of $1.3 million for the year ended December 31, 2020 related to the sale of the land parcel at the Circle Point property in July 2020. The gross gain on sale was reduced by disposal-related costs and taxes paid by our taxable REIT subsidiary. In the prior year, we recorded a net gain on the sale of real estate property of $3.4 million related to the sale of the Logan Tower property in December 2019 for $2.9 million and the 10455 Pacific Center building of the Sorrento Mesa property in May 2019 for $0.5 million.
Cash Flows
Comparison of Period Ended December 31, 2020 to Period Ended December 31, 2019
Cash, cash equivalents and restricted cash were $46.0 million and $87.5 million as of December 31, 2020 and December 31, 2019, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $10.4 million to $59.9 million for the year ended December 31, 2020 compared to $49.5 million for the year ended December 31, 2019. The increase was primarily attributable to increased operating cash flows from acquired properties and changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities decreased by $54.1 million to $27.8 million for the year ended December 31, 2020 compared to $81.9 million for the year ended December 31, 2019. The decrease in cash used in investing activities was primarily due to no acquisitions of real estate and lower proceeds from the sale of real estate during the year ended December 31, 2020.
Cash flow to financing activities.
Net cash used in financing activities increased by $160.5 million to $73.7 million for the year ended December 31, 2020 compared to $86.8 million provided by financing activities for the year ended December 31, 2019. The increase in cash used in financing activities was primarily due to repurchases of our common stock and no proceeds from sale of our common stock for the year ended December 31, 2020. The increase was partially offset by higher net proceeds from our Unsecured Credit Facility borrowings in 2020 compared to 2019.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $25.3 million of cash and cash equivalents and $20.6 million of restricted cash as of December 31, 2020.

On March 15, 2018, the Company entered into a credit agreement (the “Credit Agreement”) for our Unsecured Credit Facility that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31, 2020, we had approximately $75.0 million outstanding under our Unsecured Credit Facility and approximately $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders.
On September 27, 2019, the Company entered into the five-year Term Loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the five-year Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.
On June 16, 2017, the Company and the Operating Partnership previously entered into equity distribution agreements (collectively, the “Initial Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Initial Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock ( “Series A Preferred Stock”) through the Initial Sales Agents, acting as agents or principals (the “Prior ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Initial Amendments”) to the Initial Agreements (as amended by the Amendments, the “Prior EDAs”) with each of the Initial Sales Agents to increase the number of shares of common stock issuable under the Prior ATM Program. The Company terminated the Prior EDAs effective February 25, 2020. The Company did not issue any shares of common stock or Series A Preferred Stock under the Prior ATM Program for the period beginning on January 1, 2020 through the date the Prior EDAs were terminated.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal year ended December 31, 2020.
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
Consolidated Indebtedness as of December 31, 2020
As of December 31, 2020, we had approximately $681.0 million of outstanding consolidated principal indebtedness, 81.6% of which is fixed rate debt. The following table sets forth information as of December 31, 2020 with respect to our outstanding indebtedness (in thousands).

Property	December 31, 2020	Interest Rate as of December 31, 2020 (1)	Maturity
Unsecured Credit Facility (3)(4)	$75,000	LIBOR +1.50% (2)	March 2022
Term Loan (4)	50,000	LIBOR +1.40% (2)	September 2024
Midland Life Insurance (5)	83,537	4.34%	May 2021
Mission City	47,000	3.78%	November 2027
Canyon Park (6)	40,950	4.30%	March 2027
190 Office Center	40,236	4.79%	October 2025
Circle Point	39,650	4.49%	September 2028
SanTan	33,444	4.56%	March 2027
Intellicenter	32,442	4.65%	October 2025
The Quad	30,600	4.20%	September 2028
FRP Collection	28,263	3.10%	September 2023
2525 McKinnon	27,000	4.24%	April 2027
Greenwood Blvd	22,425	3.15%	December 2025
Cascade Station	21,952	4.55%	May 2024
5090 N. 40 th St	21,640	3.92%	January 2027
AmberGlen	20,000	3.69%	May 2027
Lake Vista Pointe	17,375	4.28%	August 2024
Central Fairwinds	17,127	3.15%	June 2024
FRP Ingenuity Drive	16,736	4.44%	December 2024
Carillon Point	15,585	3.10%	October 2023

Total Principal	680,962
Deferred financing costs, net	(4,195)
Unamortized fair value adjustments	475

Total	$677,242

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (“Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of December 31, 2020, the one-month LIBOR rate was 0.14%.
(3)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31 2020, the Unsecured Credit Facility had $75.0 million drawn and $7.0 million of letters of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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
30-day
LIBOR payments.
(5)	The mortgage loan is cross-collateralized by Cherry Creek, City Center and 7595 Tech (formerly “DTC Crossroads”). In February 2021, the loan balance of $83.5 million was repaid in full.
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

Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2020, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2021	2022-2023	2024-2025	More than 5 years
Principal payments on mortgage loans	$680,962	$89,304	$130,058	$216,761	$244,839
Interest payments (1)	112,754	23,447	40,655	30,830	17,822
Tenant-related commitments	9,663	9,663	—	—	—
Lease obligations	29,348	579	1,492	1,193	26,084

Total	$832,727	$122,993	$172,205	$248,784	$288,745

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at December 31, 2020. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance
Sheet Arrangements
As of December 31, 2020, we did not have any
off-balance
sheet arrangements.
Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense reimbursements described above.
We believe that we are less susceptible to the negative economic effects that inflation may have on our industry than many of our competitors, because 81.6% of our outstanding consolidated indebtedness had a fixed contractual interest rate at December 31, 2020. A portion of the balance relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, 89.0% of our debt was fixed rate debt as of December 31, 2020.
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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of December 31, 2020, approximately $556.0 million, or 81.6%, of our debt had fixed interest rates and $125.0 million, or 18.4%, had variable interest rates. Of the $125.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, 89.0% of our debt had fixed rate debt and 11.0% was variable rate debt as of December 31, 2020. A 10% increase in LIBOR would result in a nominal increase to our annual interest costs on debt outstanding as of December 31, 2020 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would result in a nominal increase to our annual interest costs on debt outstanding as of December 31, 2020 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is included as a separate section in this annual report on Form
10-K.
Refer to “Item 15. Exhibits, Financial Statement Schedules.”
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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2020, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.
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
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc. Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that is material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for new and modified lease arrangements
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company generally recognizes lease revenue on a straight-line basis over the term of the lease. During the year ended December 31, 2020, the Company reported $160.7 million of lease revenue, which includes revenue related to new and modified lease arrangements. The timing and amount of revenue recognized on a straight-line basis for new and modified leases is impacted by the determination of the non-cancellable
lease term and tenant allowances granted in connection with each lease. At the lease commencement date, the non-cancellable
lease term is determined based on whether the tenant is reasonably certain to exercise any options to renew or terminate the lease. Tenant allowances are either recorded as a reduction of lease revenue on a straight-line basis over the lease term or as a capital asset, depending on who is determined to own the improvements. Modifications of leases are recorded either as separate lease contracts or as a modification of the existing lease, depending on whether the lease grants an additional right of use and the lease payments increase commensurately.
We identified the assessment of revenue recognition on a straight-line basis for new and modified lease arrangements as a critical audit matter. Complex auditor judgment is required to determine the ownership of the tenant allowance and the nature of the lease modification.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to lease revenue for new and modified lease arrangements. This included controls related to the assessment of the ownership of the tenant allowance and the nature of lease modifications. We examined a selection of new and modified lease arrangements and compared the terms contained in the lease agreements to the factors evaluated by the Company in order to determine whether the costs incurred, incentives granted, and payments made in connection with the new or modified lease arrangement were tenant improvements owned by the Company or lease incentives. In the case of lease modifications, we evaluated the factors considered by the Company to determine whether the lease modification should be accounted for as a separate contract and compared those factors to the terms contained in the lease arrangement. We assessed the straight-line lease revenue calculations prepared by the Company for new and modified leases after considering the impact of the ownership of tenant allowances and nature of lease modifications.
/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2013.
Vancouver, Canada
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited City Office REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 25, 2021

City Office REIT, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31, 2020	December 31, 2019
Assets
Real estate properties
Land	$204,289	$230,034
Building and improvement	777,184	784,636
Tenant improvement	104,694	94,218
Furniture, fixtures and equipment	642	285

	1,086,809	1,109,173
Accumulated depreciation	(131,220)	(101,835)

	955,589	1,007,338

Cash and cash equivalents	25,305	70,129
Restricted cash	20,646	17,394
Rents receivable, net	32,968	32,112
Deferred leasing costs, net	16,829	12,393
Acquired lease intangible assets, net	44,143	67,533
Other assets	15,758	17,061
Assets held for sale	46,054	4,514

Total Assets	$1,157,292	$1,228,474

Liabilities and Equity
Liabilities:
Debt	$677,242	$607,250
Accounts payable and accrued liabilities	25,414	28,786
Deferred rent	7,295	6,593
Tenant rent deposits	4,801	5,658
Acquired lease intangible liabilities, net	6,035	8,194
Other liabilities	18,099	22,794
Liabilities related to assets held for sale	531	67

Total Liabilities	739,417	679,342

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of December 31, 2020 and 2019	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,397,117 and 54,591,047 shares issued and outstanding as of December 31, 2020 and 2019 respectively	433	545
Additional paid-in capital	479,411	577,131
Accumulated deficit	(172,958)	(142,383)
Accumulated other comprehensive (loss)/income	(1,960)	715

Total Stockholders’ Equity	416,926	548,008
Non-controlling interests in properties	949	1,124

Total Equity	417,875	549,132

Total Liabilities and Equity	$1,157,292	$1,228,474

Subsequent Events (Note 13)
The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Rental and other revenues	$160,840	$156,297	$129,484
Operating expenses:
Property operating expenses	58,312	57,316	49,872
General and administrative	10,690	11,066	8,137
Depreciation and amortization	60,367	59,159	52,352
Impairment of real estate	—	—	3,497

Total operating expenses	129,369	127,541	113,858

Operating income	31,471	28,756	15,626
Interest expense:
Contractual interest expense	(26,363)	(28,401)	(22,316)
Amortization of deferred financing costs and debt fair value	(1,326)	(1,325)	(1,621)

	(27,689)	(29,726)	(23,937)
Net gain on sale of real estate property	1,347	3,412	46,980

Net income	5,129	2,442	38,669
Less:
Net income attributable to non-controlling interests in properties	(602)	(644)	(501)

Net income attributable to the Company	4,527	1,798	38,168
Preferred stock distributions	(7,420)	(7,420)	(7,420)

Net (loss)/income attributable to common stockholders	$(2,893)	$(5,622)	$30,748

Net (loss)/income per common share:
Basic	$(0.06)	$(0.13)	$0.82

Diluted	$(0.06)	$(0.13)	$0.82

Weighted average common shares outstanding:
Basic	47,223	43,997	37,321

Diluted	47,223	43,997	37,670

Dividend distributions declared per common share	$0.60	$0.94	$0.94

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$5,129	$2,442	$38,669
Other comprehensive (loss)/income:
Unrealized cash flow hedge (loss)/gain	(3,003)	821	—
Amounts reclassified to interest expense	328	(106)	—

	(2,675)	715	—

Comprehensive income	2,454	3,157	38,669
Less:
Comprehensive income attributable to non-controlling interests in properties	(602)	(644)	(501)

Comprehensive income attributable to the Company	$1,852	$2,513	$38,168

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—January 1, 2018	4,480	$112,000	36,012	$360	$334,241	$(86,977)	$—	$359,624	$208	$359,832
Restricted stock award grants and vesting	—	—	121	1	1,641	(312)	—	1,330	—	1,330
Net proceeds from sale of common stock	—	—	3,411	34	42,868	—	—	42,902	—	42,902
Common stock dividend distribution declared	—	—	—	—	—	(35,567)	—	(35,567)	—	(35,567)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Minority interest buyout	—	—	—	—	(1,624)	—	—	(1,624)	485	(1,139)
Contributions	—	—	—	—	—	—	—	—	297	297
Distributions	—	—	—	—	—	—	—	—	(527)	(527)
Net income	—	—	—	—	—	38,168	—	38,168	501	38,669

Balance—December 31, 2018	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$—	$397,413	$964	$398,377

Restricted stock award grants and vesting	—	—	147	1	1,280	(374)	—	907	—	907
Net proceeds from sale of common stock	—	—	14,900	149	198,725	—	—	198,874	—	198,874
Common stock dividend distribution declared	—	—	—	—	—	(44,279)	—	(44,279)	—	(44,279)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	112	112
Distributions	—	—	—	—	—	—	—	—	(596)	(596)
Net income	—	—	—	—	—	1,798	—	1,798	644	2,442
Other comprehensive income	—	—	—	—	—	—	715	715	—	715

Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132

Restricted stock award grants and vesting	—	—	170	2	2,531	(243)	—	2,290	—	2,290
Common stock repurchased	—	—	(11,364)	(114)	(100,251)	—	—	(100,365)	—	(100,365)
Common stock dividend distribution declared	—	—	—	—	—	(27,439)	—	(27,439)	—	(27,439)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	52	52
Distributions	—	—	—	—	—	—	—	—	(829)	(829)
Net income	—	—	—	—	—	4,527	—	4,527	602	5,129
Other comprehensive loss	—	—	—	—	—	—	(2,675)	(2,675)	—	(2,675)

Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$5,129	$2,442	$38,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,367	59,159	52,352
Amortization of deferred financing costs and debt fair value	1,326	1,325	1,621
Amortization of above and below market leases	(17)	(27)	(182)
Straight-line rent/expense	(3,389)	(5,233)	(4,703)
Non-cash stock compensation	2,332	1,742	1,416
Net gain on sale of real estate property	(1,347)	(3,412)	(46,980)
Impairment of real estate	—	—	3,497
Changes in non-cash working capital:
Rents receivable, net	(182)	(1,061)	(1,602)
Other assets	53	(330)	(353)
Accounts payable and accrued liabilities	(4,194)	(5,538)	(910)
Deferred rent	702	1,022	(834)
Tenant rent deposits	(857)	(590)	196

Net Cash Provided By Operating Activities	59,923	49,499	42,187

Cash Flows to Investing Activities:
Additions to real estate properties	(26,352)	(16,002)	(23,586)
Acquisition of real estate	—	(108,358)	(254,514)
Net proceeds from sale of real estate .	6,340	46,364	84,839
Deferred leasing costs	(7,791)	(3,926)	(4,048)

Net Cash Used In Investing Activities	(27,803)	(81,922)	(197,309)

Cash Flows (to)/from Financing Activities:
Repurchases of common stock	(100,365)	—	—
Proceeds from sale of common stock	—	198,874	42,902
Debt issuance and extinguishment costs	—	(1,008)	(2,963)
Proceeds from borrowings	130,000	154,750	398,749
Repayment of borrowings	(61,330)	(216,336)	(241,820)
Shares withheld for payment of taxes on restricted stock unit vesting	(42)	(832)	(87)
Minority interest buyout	—	—	(1,140)
Contributions from non-controlling interests in properties .	52	112	297
Distributions to non-controlling interests in properties	(829)	(596)	(527)
Dividend distributions paid to stockholders	(41,178)	(48,163)	(42,158)

Net Cash (Used In)/Provided By Financing Activities	(73,692)	86,801	153,253

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(41,572)	54,378	(1,869)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	87,523	33,145	35,014

Cash, Cash Equivalents and Restricted Cash, End of Period	$45,951	$87,523	$33,145

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	25,305	70,129	16,138
Restricted Cash, End of Period	20,646	17,394	17,007

Cash, Cash Equivalents and Restricted Cash, End of Period	$45,951	$87,523	$33,145

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,454	$28,479	$22,131
Purchase of additions in real estate properties included in accounts payable	$7,640	$6,489	$6,791
Purchase of deferred leasing costs included in accounts payable	$289	$603	$654
Debt assumed on acquisition of real estate	$—	$22,473	$—
The accompanying notes are an integral part of these consolidated financial statements
.

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
The Company has elected to be taxed and will continue to operate in a manner that will allow it to continue to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for years prior to 201
8
, any applicable alternative minimum tax.
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
Revenue Recognition
The Company recognizes lease revenue on a straight-line basis over the term of the lease. Certain leases allow for the tenant to terminate the lease, but the tenant must make a termination payment
a
s stipulated in the

lease. If the termination payment is in such an amount that continuation of the lease appears, at the time of lease inception, to be reasonably assured, then the Company recognizes revenue over the term of the lease. The Company has determined that for these leases, the termination payment is in such an amount that continuation of the lease appears, at the time of inception, to be reasonably assured. The Company recognizes lease termination fees as revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the consolidated balance sheets.
If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. Tenant improvements are deferred and amortized on a straight-line basis over the terms of the respective lease. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
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
Leases
Effective January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (ASC 842), and elected the effective date method for the transition. ASU 2016-02 requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.
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

Impairment of Real Estate Properties
Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if determined impaired. Long-lived assets, to be disposed of, are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its real estate properties for
impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover its carrying costs on properties held for use, the Company reduces its carrying costs to fair value.
Concentration of Credit Risk
The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed FDIC insured levels from time to time. The Company has never experienced any losses related to these balances.
Income Taxes
The Company has elected to be taxed, and intends to continue to operate in a manner that will allow it to continue to qualify, as a REIT. To qualify as a REIT, the Company is required to distribute dividends equal to at least 90%
of its REIT taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains) to its stockholders, and meet the various other requirements imposed by the Code relating to matters such as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided the Company qualifies for taxation as a REIT, it is generally not subject to U.S. federal corporate-level income tax on the earnings distributed currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for years prior to 2018, any applicable alternative minimum tax. In addition, the Company may not be able to re-elect as a REIT for the four subsequent taxable years. From time to time, the Company has elected to treat certain subsidiaries as TRSs. A TRS is treated as a regular corporation and is subject to federal income tax and applicable state income and franchise taxes at regular corporate rates.
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
Equity-Based Compensation
The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units is amortized over their respective vesting period.
Earnings per Common Share
The Company calculates net income per common share based upon the weighted average shares outstanding for the years ended December 31, 2020 and December 31, 2019 and D
e
cember 31, 2018. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period.

Derivative Instruments and Hedging Activities
The Company enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. For derivatives that qualify as hedging instruments, a company must designate the instruments as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board established Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, by issuing Accounting Standards Update (“ASU”) No. 2020-04. ASU 2020-04 provides companies with optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. For contracts affected by reference rate reform, if certain criteria are met, companies can elect to not remeasure contracts at the modification date or reassess a previous accounting conclusion. Companies can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Further, in January 2021, the Financial Accounting Standards Board issued Accounting

Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848). ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2020-04 and ASU 2021-01 can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company has not yet adopted the standard and continues to evaluate the impact of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities o
c
cur.
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
3. Rents Receivable, Net
The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2020	December 31, 2019
Billed receivables	$2,239	$2,880
Straight-line receivables	30,729	29,232

Total rents receivable	$32,968	$32,112

As of December 31, 2020, the Company’s allowance for doubtful accounts was $0.1 million. As of December 31, 2019, the Company’s allowance for doubtful accounts was nominal.
4. Real Estate Investments
Acquisitions
During the years ended December 31, 2020,

December 31, 2019 and December 31, 2018 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
7601 Tech (1)	September 2019	100%
Cascade Station	June 2019	100%
Canyon Park	February 2019	100%
Camelback Square	December 2018	100%
Greenwood Blvd	December 2018	100%
Circle Point Land	December 2018	100%
The Quad	July 2018	100%
Circle Point	July 2018	100%
Pima Center	April 2018	100%

(1)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”).

Each of the foregoing acquisitions were accounted for as asset acquisitions.
The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2019 (in thousands):

	Canyon Park	Cascade Station	7601 Tech	December 31, 2019
Land	$7,098	$—	$10,865	$17,963
Buildings and improvements	36,619	25,141	25,677	87,437
Tenant improvements	1,797	2,080	3,858	7,735
Lease intangible assets	8,109	3,134	7,401	18,644
Other assets	10	3,164	293	3,467
Debt	—	(697)	—	(697)
Accounts payable and other liabilities	(1,266)	(186)	(668)	(2,120)
Lease intangible liabilities	(1,297)	(220)	(79)	(1,596)

Net assets acquired	$51,070	$32,416	$47,347	$130,833

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
The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2018 (in thousands):

	Pima Center	Circle Point	The Quad	Circle Point Land	Greenwood Blvd	Camelback Square	December 31, 2018
Land	$—	$8,744	$8,079	$4,937	$3,945	$11,738	$37,443
Buildings and improvements	42,235	33,708	38,060	—	23,741	35,532	173,276
Tenant improvements	2,898	5,393	1,798	—	2,278	2,390	14,757
Lease intangible assets	10,691	10,299	4,209	—	4,578	4,304	34,081
Other assets	95	25	15	—	15	10	160
Accounts payable and other liabilities	(337)	(1,157)	(527)	(72)	(96)	(421)	(2,610)
Lease intangible liabilities	(129)	(390)	(1,247)	—	—	(827)	(2,593)

Net assets acquired	$55,453	$56,622	$50,387	$4,865	$34,461	$52,726	$254,514

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
On December 12, 2019, the Company sold the Logan Tower property in Denver, Colorado for

$
12.6
 million, resulting in an aggregate gain of $
2.9

million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations.
On May 7, 2019, the Company sold the 10455 Pacific Center building of t
h
e Sorrento Mesa property in San Diego, California for
$16.5 million, resulting in an aggregate gain of $0.5
million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations.

On February 7, 2019, the Company sold the Plaza 25 property in Denver, Colorado for $17.9 million. No gain or loss was recognized on the sale as the property was carried at fair value less cost to sell on the date of disposition.
On

March
8
,
2018
, the Company sold the Washington Group Plaza property in Boise, Idaho for $
86.5

million, resulting in an aggregate net gain of $
47.0

million, net of $
1.7

million in costs, which has been classified as net gain on sale of real estate property in the consolidated statements of operations.
Assets Held for Sale
On November 18
, 2020
, the Company entered into a purchase and sale agreement to sell the Cherry Creek property for $95.0 million. The Company determined that the property met the criteria for classification as held for sale as of December 31
, 2020
.

Refer to Note 13 “Subsequent Events” to the accompanying consolidated financial statements for further information.
The property was classified as held for sale as of December 31, 2020 (in thousands):

Cherry Creek	December 31, 2020
Real estate properties, net	$40,849
Deferred leasing costs, net	150
Acquired lease intangible assets, net	2,256
Rents receivable, prepaid expenses and other assets	2,799

Assets held for sale	$46,054

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	$(531)

Liabilities related to assets held for sale	$(531)

On May 10, 2019, the Company entered into a purchase and sale agreement to sell a land parcel at the Circle Point property for $6.5 million. The Company determined that the land parcel met the criteria for classification as held for sale as of December 31, 2019. On July 23, 2020, the Company completed the sale of the land parcel at the Circle Point property.
The property has been classified as held for sale as of December 31, 2019 (in thousands):

Circle Point Land	December 31, 2019
Real estate properties, net	$4,514

Assets held for sale	$4,514

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	$(67)

Liabilities related to assets held for sale	$(67)

5. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of December 31, 2020 and December 31, 2019 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2020	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,894	$80,259	$30,284	$125,437	$(13,093)	$(138)	$(13,231)
Accumulated amortization	(8,497)	(55,636)	(17,161)	(81,294)	7,152	44	7,196

	$6,397	$24,623	$13,123	$44,143	$(5,941)	$(94)	$(6,035)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2019	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$15,242	$87,320	$36,048	$138,610	$(13,878)	$(138)	$(14,016)
Accumulated amortization	(6,704)	(48,229)	(16,144)	(71,077)	5,782	40	5,822

	$8,538	$39,091	$19,904	$67,533	$(8,096)	$(98)	$(8,194)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2021	$13,632
2022	8,229
2023	5,355
2024	3,040
2025	2,659
Thereafter	5,193

$38,108

6. Debt
The following table summarizes the outstanding indebtedness as of December 31, 2020 and 2019 (in thousands):

Property	December 31, 2020	December 31, 2019	Interest Rate as of December 31, 2020 (1)		Maturity
Unsecured Credit Facility (3)(4)	$75,000	$—	LIBOR +1.50	% (2)	March 2022
Term Loan (4)	50,000	50,000	LIBOR +1.40	% (2)	September 2024
Midland Life Insurance (5)	83,537	85,293	4.34%		May 2021
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (6)	40,950	40,950	4.30%		March 2027
190 Office Center	40,236	40,854	4.79%		October 2025
Circle Point	39,650	39,650	4.49%		September 2028
SanTan	33,444	34,053	4.56%		March 2027
Intellicenter	32,442	32,971	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	28,263	28,969	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	22,425	22,425	3.15%		December 2025
Cascade Station	21,952	22,304	4.55%		May 2024
5090 N . 40th St	21,640	22,000	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Lake Vista Pointe	17,375	17,717	4.28%		August 2024
Central Fairwinds	17,127	17,534	3.15%		June 2024
FRP Ingenuity Drive	16,736	17,000	4.44%		December 2024
Carillon Point	15,585	15,972	3.10%		October 2023

Total Principal	680,962	612,292
Deferred financing costs, net	(4,195)	(5,660)
Unamortized fair value adjustments	475	618

Total	$677,242	$607,250

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (“Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of December 31, 2020, the one-month LIBOR rate was 0.14%.
(3)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March
2022
and may be extended to
March 2023
at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31 2020, the Unsecured Credit Facility had $75.0

million drawn and $7.0

million of letters of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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
30-day
LIBOR payments.

(5)	The mortgage loan is cross-collateralized by Cherry Creek, City Center and 7595 Tech (formerly “DTC Crossroads”). In February 2021, the loan balance of $83.5 million was repaid in full.

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

The scheduled principal repayments of mortgage payable as of December 31, 2020 are as follows (in thousands):

2021	$89,304
2022	81,529
2023	48,529
2024	124,725
2025	92,036
Thereafter	244,839

$680,962

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
In September 2019, the Company entered into the five-year Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.
The Interest Rate Swap has been designated and qualifies as a cash flow hedge and has been recognized on the consolidated balance sheets at fair value. The fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
As of December 31, 2020, the Interest Rate Swap was reported as a liability at its fair value of approximately $2.0 million, which is included in other liabilities on the Company’s consolidated balance sheet. For the year ended December 31, 2020 approximately $0.3 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
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

7
9

Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $573.6 million and $576.9

million as of December 31, 2020 and December 31, 2019, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level

3 fair value measurements.
8. Related Party Transactions
Administrative Services Agreements
On October 29, 2018, the Company entered into the First Amendment (the “Amendment”) to the Administrative Services Agreement with real estate investment funds affiliated with Second City Capital II Corporate and Second City Real Estate II Corporation (“SCRE II”). The terms of the Amendment were effective on February 1, 2019 (the “Effective Date”). After February 1, 2019, the annual fees payable to the Company will be $
500,000
for the first twelve months following the Effective Date and thereafter an amount equal to
40
% of the management fee paid to SCRE II by the fund managed by SCRE II. During the years ended December 31, 2020, 2019, and 2018, the Company earned $
0.5

million, $
0.5

million, and $
0.7

million, respectively, in administrative services performed for SCRE II and its affiliates.
Also during the year ended December 31, 2019, the Company was assigned a purchase contract which had been entered into by an entity affiliated with principals of Second City, which principals are also officers of the Company. The Company subsequently assigned the purchase contract to a third party. The Company paid no consideration to the related party for the contract other than return of deposits which the Company subsequently recovered from a third party in addition to an assignment fee. The Company recognized income of $2.6 million on the assignment of the purchase contract to the third party, which was recorded in rental and other revenues on the consolidated statements of operations.
On July 31, 2019, an indirect, wholly-owned subsidiary of the Company entered into an administrative services agreement with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the year ended December 31, 2020, the Company earned $0.2 million in administrative services performed for Clarity. During the y
e
ar ended December 31, 2019, the amounts earned by the Company for the administrative services performed for Clarity were nominal.
Minority Interest Buy Out
On August 1, 2018, the Company signed an agreement with Second City Capital Partners II, Limited Partnership (“SCCP”) whereby SCCP agreed to sell its seven percent minority interest in Central Fairwinds Limited Partnership to the Company for $1.1

million. As a result of the agreement, the Company’s ownership percentage in Central Fairwinds Limited Partnership is 97%.
9. Leases
Lessor Accounting
The Company is focused on acquiring, owning a
n
d operating high-quality office properties for lease to a stable and diverse tenant base. Our properties have both full-service gross and net leases which are generally classified as operating leases. Rental income related to such leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses. The Company elected the practical expedient to account for its lease and non-lease
components as a single combined operating lease component under ASC 842. As a result, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the consolidated stat
e
ments of operations.
The Company recognized fixed and variable lease payments for the years ended December 31, 2020 and December 31, 2019 as follows (in thousands):

	Years Ended December 31,
	2020	2019
Fixed payments	$137,247	$132,540
Variable payments	23,502	20,990

	$160,749	$153,530

Future minimum lease payments to be received as of December 31, 2020 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2021	$125,736
2022	108,493
2023	91,708
2024	72,312
2025	56,709
Thereafter	146,488

$601,446

The Company’s leases may include various provisions such as scheduled rent increases, renewal options, purchase options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases classified as operating leases and one office lease classified as a financing lease. As of December 31, 2020, these leases had remaining terms of 1 to 68 years and a weighted average remaining lease term of 58 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s consolidated balance sheet as follows (in thousands):

	December 31, 2020	December 31, 2019
Right-of-use asset – operating leases	$12,739	$13,130
Lease liability – operating leases	$7,719	$8,033
Right-of-use asset – financing leases	$55	$79
Lease liability – financing leases	$55	$79
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
Operating lease expense for the years ended December 31, 2020 and 2019 was $0.9 million and $0.8

million
,
respectively. Financing lease expense for the years ended December 31, 2020 and December 31, 2019 was nominal.
Future minimum lease payments to be paid by the Company as a lessee as of December 31, 2020 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2021	$552	$27
2022	798	27
2023	663	4
2024	597	—
2025	596	—
Thereafter	26,084	—

Total future minimum lease payments	29,290	58
Discount	(21,571)	(3)

Total	$7,719	$55

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2020, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

11. Earnings per Share
The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2020, 2019, and 2018 (in thousands, except per share amounts):

	Years ended December 31,
	2020	2019	2018
Net income	$5,129	$2,442	$38,669
Less: Net income attributable to noncontrolling interests in properties	(602)	(644)	(501)
Less: Net income attributable to Preferred stockholders	(7,420)	(7,420)	(7,420)

Numerator for basic and diluted EPS	$(2,893)	$(5,622)	$30,748

Denominator for basic EPS	47,223	43,997	37,321
Dilutive effect of RSUs	—	—	349
Denominator for dilutive EPS	$47,223	$43,997	$37,670

Net (loss)/income per common share:
Basic	$(0.06)	$(0.13)	$0.82
Dilutive	$(0.06)	$(0.13)	$0.82
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
(collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s
6.625
% Series A Preferred Stock (the “Series A Preferred Stock”) through the Sales Agents, acting as agents or principals (the “ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Amendments”) to the Original Agreements (as amended by the Amendments, the “EDAs”) with each of the Sales Agents to increase the number of shares of common stock issuable under the ATM Program. Pursuant to the terms of the EDAs, the Company may issue and sell from time to time, up to
8,000,000
shares of common stock and up to
1,000,000
shares of Series A Preferred Stock through the Sales Agents pursuant to the ATM Program. Pursuant to the EDAs, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to
2.0
% of the gross proceeds of shares sold through the Sales Agents from time to time under the EDAs. The Company has no obligation to sell any of the shares under the EDAs and may at any time suspend solicitations and offers under, or terminate, the EDAs. During the year ended December 31, 2019, the Company issued
8,000,000
shares of common stock under the ATM Program. The Company raised $
106.5
 million in ag
g
regate gross proceeds, resulting in aggregate net proceeds to the Company of approximately $
104.8
 million after deducting sales commissions and offering expenses. The Company terminated the Prior EDAs effective February 25, 2020. The Company did not issue any shares of common stock or Series A Preferred Stock under the Prior ATM Program for the period beginning on January 1, 2020 through the date the Prior EDAs were terminated.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital
Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal year ended December 31, 2020.
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
During the year ended December 31, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million. There were no shares repurchased during the years ended December 31, 2019 and December 31, 2018.
Common Stock and Common Unit Distributions
During the year ended December 31, 2020, the Company declared aggregate cash distributions to common stockholders and common unitholders of $27.4 million. The Company paid aggregate cash distributions of $33.8 million for the year-ended December 31, 2020 and $6.5

million was payable as of December 31, 2020.
During the year ended December 31, 2020, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2020 – March 31, 2020	$0.15	March 25, 2020	April 9, 2020	April 24, 2020
April 1, 2020 – June 30, 2020	0.15	June 12, 2020	July 10, 2020	July 24, 2020
July 1, 2020 – September 30, 2020	0.15	September 15, 2020	October 8, 2020	October 22, 2020
October 1, 2020 – December 31, 2020	0.15	December 15, 2020	January 11, 2021	January 25, 2021

Total	$0.60

Preferred Stock
Distributions
During the year ended December 31, 2020, the Company d
e
clared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.4 million for the year ended December 31, 2020 and $1.9 million was payable as of December 31, 2020.

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
During the year ended December 31, 2020, 147,050 restricted stock units (“RSUs”) were granted to directors, executive officers and non-executive
employees with a fair value of $2.0

million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant.
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
For the year ended December 31, 2020,

December 31, 2019 and December 31, 2018, the Company recognized net compensation expense of $1.9 million, $1.7

million and $1.4

million respectively related to the RSUs.
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
During the year ended December 31, 2020, 97,500 Performance RSU Awards were granted to executive officers with a fair value of $1.3 million. The Performance RSU Awards will vest on the last day of the three-year measurement period of January 1, 2020 through December 31, 2022. For the year ended December 31, 2020, the Company recognized net compensation expense of $0.4 million, related to the Performance RSU Awards. There was no compensation expense related t
o
 the Performance RSU Awards for the year ended December 31, 2019.
13. Subsequent Events
On February 10, 2021, the Company sold the Cherry Creek property in Denver, Colorado for a sales price of $95.0 million.
Also in February 2021, the Midland Life Insurance loan balance of $83.5 million was repaid in full.
1
4
. Quarterly Financial Information (unaudited)
The following tables summarize certain selected quarterly financial data for 2020 and 2019 (in thousands, except per share data). Summation of the individual quarters of net income/(loss) per share may not equal annual totals due to rounding.

	2020 Quarters
	Fourth	Third	Second	First
Revenue	$39,840	$41,261	$39,617	$40,122
Net income	461	3,039	623	1,006
Net (loss)/income attributable to common stockholders	(1,482)	1,031	(1,411)	(1,031)
Net (loss)/income per share	(0.03)	0.02	(0.03)	(0.02)

	2019 Quarters
	Fourth	Third	Second	First
Revenue	$39,060	$38,946	$41,171	$37,120
Net income/(loss)	2,988	(947)	1,321	(920)
Net income/(loss) attributable to common stockholders	987	(2,966)	(699)	(2,944)
Net income/(loss) per share	0.02	(0.07)	(0.02)	(0.07)

City Office REIT, Inc.
SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2020
(In thousands)

	Intial Costs to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2020 (1)			Accumulated Amortization	Year of Construction	Year Acquired
Description	Encumbrances (2)	Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total (3)
AmberGlen	$20,000	$6,546	$3,490	$2,919	$6,546	$6,409	$12,955	$3,226	1984-1998	2009
City Center	22,492	3,123	10,656	10,321	3,123	20,977	24,100	8,397	1984	2010
Central Fairwinds	17,127	1,747	9,751	6,833	1,747	16,584	18,331	5,072	1982	2012
Lake Vista Pointe	17,375	4,115	20,600	196	4,115	20,796	24,911	6,128	2007	2014
Florida Research Park (4)	44,999	11,446	56,475	3,518	11,446	59,993	71,439	11,562	1999	2014; 2016
Superior Pointe	—	3,153	19,834	1,971	3,153	21,805	24,958	4,372	2000	2015
Denver Tech (5)	15,142	18,002	52,719	8,397	18,002	61,116	79,118	6,901	1999; 1997	2015; 2019
190 Office Center	40,236	7,162	39,690	1,609	7,162	41,299	48,461	6,357	2001	2015
Intellicenter	32,442	5,244	34,278	87	5,244	34,365	39,609	5,765	2008	2015
Carillon Point	15,585	5,172	17,316	227	5,172	17,543	22,715	4,040	2007	2016
Park Tower	—	3,479	68,656	16,138	3,479	84,794	88,273	13,348	1973	2016
5090 N 40th St	21,640	6,696	32,123	3,213	6,696	35,336	42,032	4,136	1988	2016
SanTan	33,444	6,803	37,187	4,999	6,803	42,186	48,989	7,314	2000-2003	2016
2525 McKinnon	27,000	10,629	34,515	2,396	10,629	36,911	47,540	3,949	2003	2017
Mission City	47,000	25,741	41,474	8,756	25,741	50,230	75,971	9,010	1990-2007	2017
Sorrento Mesa	—	34,305	36,726	4,143	34,305	40,869	75,174	6,287	1985-2001	2017
Papago Tech	—	10,746	19,762	775	10,746	20,537	31,283	3,193	1993-1995	2017
Pima Center	—	—	45,133	2,431	-	47,564	47,564	4,883	2006-2008	2018
Circle Point	39,650	9,320	39,101	2,995	9,320	42,096	51,416	4,934	2001	2018
The Quad	30,600	8,079	39,858	129	8,079	39,987	48,066	3,486	1982	2018
Greenwood Blvd	22,425	3,945	26,019	1,224	3,945	27,243	31,188	1,864	1997	2018
Camelback Square	—	11,738	37,922	5,842	11,738	43,764	55,502	2,754	1978	2018
Canyon Park	40,950	7,098	38,416	4,197	7,098	42,613	49,711	2,537	1993; 1999	2019
Cascade Station	21,952	—	27,220	283	—	27,503	27,503	1,705	2008-2009	2019
Corporate	125,000	—	—	—	—	—	—	—

Total	$635,059	$204,289	$788,921	$93,599	$204,289	$882,520	$1,086,809	$131,220

(1)	The aggregate cost for federal tax purposes as of December 31, 2020 of our real estate assets was approximately $1.1 billion.
(2)	Encumbrances exclude net deferred financing costs of $4.2 million and unamortized fair value adjustments of $0.5 million.
(3)	Properties identified as held for sale at December 31, 2020 are excluded.
(4)	Florida Research Park is comprised of FRP Ingenuity Drive and FRP Collection.
(5)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”) .

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2020
,
2019
and 2018
is as follows:

	2020	2019	2018
Real Estate Properties
Balance, beginning of year	$1,109,173	$1,005,647	$776,301
Acquisitions	—	113,134	225,476
Dispositions	(1,993)	(27,585)	(5,715)
Capital improvements	27,503	22,491	30,378
Assets held for sale	(47,874)	(4,514)	(20,793)

Balance, end of year	$1,086,809	$1,109,173	$1,005,647

Accumulated Depreciation
Balance, beginning of year	$101,835	$70,484	$48,234
Depreciation	38,372	35,531	29,196
Dispositions	(1,962)	(4,180)	(2,301)
Depreciation on assets held for sale	(7,025)	—	(4,645)

Balance, end of year	$131,220	$101,835	$70,484

EXHIBIT INDEX

Exhibit Number	Description

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

3.1
Articles of Amendment and Restatement of the Company, as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2018).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2
Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

4.3
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2020).

10.1
Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A filed with the Commission on March 25, 2014). *

Exhibit Number	Description

10.2
Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

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

10.5
Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2017).

10.6
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

10.7
Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.8
First Amendment to the Administrative Services Agreement, dated October 29, 2018 and effective as of February 1, 2019, by and among City Office Management ULC, Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018).

10.9	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014). *

10.10	Amendment No. 1 to the City Officer REIT, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2019). *

10.11	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016). *

10.12	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2020). *

10.13
Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

10.14
Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.15
Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

Exhibit Number	Description

10.16
Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.17
Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

10.18
Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.19
Credit Agreement dated as of March 15, 2018 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2018).

10.20
Administrative Services Agreement, dated July 31, 2019, by and among CIO Administrative Services, LLC, Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

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

CITY OFFICE REIT, INC.

Date: February 25, 2021	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	February 25, 2021

/s/ Mark Murski Mark Murski	Independent Director	February 25, 2021

/s/ William Flatt William Flatt	Independent Director	February 25, 2021

/s/ John Sweet John Sweet	Independent Director	February 25, 2021

/s/ Sabah Mirza Sabah Mirza	Independent Director	February 25, 2021