Form 10-Q
period 2021-03-31
City Office REIT, Inc.
filed 2021-05-07
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange
Act).    Yes

 ☐
    ☒  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 4, 2021 was 43,397,117.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
Assets
Real estate properties
Land	$204,289	$204,289
Building and improvement	778,749	777,184
Tenant improvement	105,195	104,694
Furniture, fixtures and equipment	642	642

	1,088,875	1,086,809
Accumulated depreciation	(140,142)	(131,220)

	948,733	955,589

Cash and cash equivalents	14,890	25,305
Restricted cash	18,295	20,646
Rents receivable, net	32,199	32,968
Deferred leasing costs, net	18,194	16,829
Acquired lease intangible assets, net	39,641	44,143
Other assets	16,199	15,758
Assets held for sale	—	46,054

Total Assets	$1,088,151	$1,157,292

Liabilities and Equity
Liabilities:
Debt	$572,776	$677,242
Accounts payable and accrued liabilities	20,847	25,414
Deferred rent	7,248	7,295
Tenant rent deposits	4,653	4,801
Acquired lease intangible liabilities, net	5,644	6,035
Other liabilities	17,370	18,099
Liabilities related to assets held for sale	—	531

Total Liabilities	628,538	739,417

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 s hare s authorized, 4,480,000 issued and outstanding as of March 31, 2021 and December 31, 2020	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,397,117 shares issued and outstanding as of March 31, 2021 and December 31, 2020	433	433
Additional paid-in capital	480,106	479,411
Accumulated deficit	(132,556)	(172,958)
Accumulated other comprehensive loss	(1,291)	(1,960)

Total Stockholders’ Equity	458,692	416,926
Non-controlling interests in properties	921	949

Total Equity	459,613	417,875

Total Liabilities and Equity	$1,088,151	$1,157,292

Subsequent Events (Note 11)
The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Rental and other revenues	$39,516	$40,122
Operating expenses:
Property operating expenses	14,118	14,694
General and administrative	2,801	2,783
Depreciation and amortization	14,415	14,953

Total operating expenses	31,334	32,430

Operating income	8,182	7,692
Interest expense:
Contractual interest expense	(6,243)	(6,362)
Amortization of deferred financing costs and debt fair value	(330)	(324)

	(6,573)	(6,686)
Net gain on sale of real estate property	47,400	—

Net income	49,009	1,006
Less:
Net income attributable to non-controlling interests in properties	(192)	(182)

Net income attributable to the Company	48,817	824
Preferred stock distributions	(1,855)	(1,855)

Net income/(loss) attributable to common stockholders	$46,962	$(1,031)

Net income/(loss) per common share:
Basic	$1.08	$(0.02)

Diluted	$1.07	$(0.02)

Weighted average common shares outstanding:
Basic	43,397	54,458

Diluted	44,043	54,458

Dividend distributions declared per common share	$0.150	$0.150

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$49,009	$1,006
Other comprehensive income/(loss):
Unrealized cash flow hedge gain/(loss)	527	(2,690)
Amounts reclassified to interest expens e	142	(51)

Other comprehensive income/(loss)	669	(2,741)

Comprehensive income/(loss)	49,678	(1,735)
Less:
Comprehensive income attributable to non-controlling interests in properties	(192)	(182)

Comprehensive income/(loss) attributable to the Company	$49,486	$(1,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875
Restricted stock award grants and vesting	—	—	—	—	695	(50)	—	645	—	645
Common stock dividend distribution declared	—	—	—	—	—	(6,510)	—	(6,510)	—	(6,510)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(220)	(220)
Net income	—	—	—	—	—	48,817	—	48,817	192	49,009
Other comprehensive income	—	—	—	—	—	—	669	669	—	669

Balance—March 31, 2021	4,480	$112,000	43,397	$433	$480,106	$(132,556)	$(1,291)	$458,692	$921	$459,613

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132
Restricted stock award grants and vesting	—	—	35	—	599	(79)	—	520	—	520
Common stock repurchased	—	—	(1,451)	(14)	(11,608)	—	—	(11,622)	—	(11,622)
Common stock dividend distribution declared	—	—	—	—	—	(7,771)	—	(7,771)	—	(7,771)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(200)	(200)
Net income	—	—	—	—	—	824	—	824	182	1,006
Other comprehensive loss	—	—	—	—	—	—	(2,741)	(2,741)	—	(2,741)

Balance—March 31, 2020	4,480	$112,000	53,175	$531	$566,122	$(151,264)	$(2,026)	$525,363	$1,109	$526,472

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$49,009	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,415	14,953
Amortization of deferred financing costs and debt fair value	330	324
Amortization of above and below market leases	105	14
Straight-line rent/expense	(61)	(704)
Non-cash stock compensation	645	569
Net gain on sale of real estate property	(47,400)	—
Changes in non-cash working capital:
Rents receivable, net	1,014	(38)
Other assets	(531)	190
Accounts payable and accrued liabilities	(1,807)	(4,282)
Deferred rent	(47)	(1,295)
Tenant rent deposits	(148)	2

Net Cash Provided By Operating Activities	15,524	10,739

Cash Flows from/(to) Investing Activities:
Additions to real estate properties	(6,248)	(3,137)
Net proceeds from sale of real estate	93,303	—
Deferred leasing costs	(1,934)	(2,195)

Net Cash Provided by/(Used In) Investing Activities	85,121	(5,332)

Cash Flows (to)/from Financing Activities:
Proceeds from borrowings	45,000	100,000
Repayment of borrowings	(149,826)	(1,541)
Distributions to non-controlling interests in properties	(220)	(200)
Dividend distributions paid to stockholders	(8,365)	(14,684)
Repurchases of common stock	—	(11,622)
Shares withheld for payment of taxes on restricted stock unit vesting	—	(49)
Contributions from non-controlling interests in properties	—	3

Net Cash (Used In)/Provided By Financing Activities	(113,411)	71,907

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(12,766)	77,314
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	45,951	87,523

Cash, Cash Equivalents and Restricted Cash, End of Period	$33,185	$164,837

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	14,890	146,509
Restricted Cash, End of Period	18,295	18,328

Cash, Cash Equivalents and Restricted Cash, End of Period	$33,185	$164,837

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,322	$6,111
Purchase of additions in real estate properties included in accounts payable	$4,145	$2,587
Purchase of deferred leasing costs included in accounts payable	$493	$284
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
2. Summary of Significant Accounting Policies
Basis of Preparation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (the “FASB”) established Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, by issuing Accounting Standards Update (“ASU”) No. 2020-04 (“ASU 2020-04”). ASU 2020-04 provides companies with optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. For contracts affected by reference rate reform, if certain criteria are met, companies can elect to not remeasure contracts at the modification date or reassess a previous accounting conclusion. Companies can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Further, in January 2021, the FASB issued ASU No. 2021-01 (“ASU 2021-01”), Topic 848, Reference Rate Reform (“Topic 848”). ASU 2021-01 clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2020-04 and ASU 2021-01 can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company has not yet adopted the standard and continues to evaluate the impact of ASU 2020-04 and ASU 2021-01 on its condensed consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities occur.
3. Real Estate Investments
Sale of Real Estate Property
On February 10, 2021, the Company sold the Cherry Creek property in Denver, Colorado for $95.0 million, resulting in an aggregate gain of $47.4 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations.
Assets Held for Sale
On November 18, 2020, the Company entered into a purchase and sale agreement to sell the Cherry Creek property for $95.0 million. The Company determined that the property met the criteria for classification as held for sale as of December 31, 2020. On February 10, 2021, the Company completed the sale of the Cherry Creek property.
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

4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of March 31, 2021 and December 31, 2020 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
March 31, 2021	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,830	$79,316	$30,189	$124,335	$(13,093)	$(138)	$(13,231)
Accumulated amortization	(8,930)	(57,760)	(18,004)	(84,694)	7,542	45	7,587

	$5,900	$21,556	$12,185	$39,641	$(5,551)	$(93)	$(5,644)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2020	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,894	$80,259	$30,284	$125,437	$(13,093)	$(138)	$(13,231)
Accumulated amortization	(8,497)	(55,636)	(17,161)	(81,294)	7,152	44	7,196

	$6,397	$24,623	$13,123	$44,143	$(5,941)	$(94)	$(6,035)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2021	$9,446
2022	8,118
2023	5,424
2024	3,101
2025	2,703
Thereafter	5,205
●●
$33,997

5. Debt
The following table summarizes the indebtedness as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Property	March 31, 2021	December 31, 2020	Interest Rate as of March 31, 2021 (1)		Maturity

Unsecured Credit Facility (2)(3)	$55,000	$75,000	LIBOR +1.40	% (4)	March 2022
Term Loan (3)	50,000	50,000	LIBOR +1.25	% (4)	September 2024
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (5)	40,950	40,950	4.30%		March 2027
190 Office Center	40,069	40,236	4.79%		October 2025
Circle Point	39,650	39,650	4.49%		September 2028
SanTan	33,287	33,444	4.56%		March 2027
Intellicenter	32,300	32,442	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	28,083	28,263	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	22,344	22,425	3.15%		December 2025
Cascade Station	21,857	21,952	4.55%		May 2024
5090 N. 40th St	21,540	21,640	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Lake Vista Pointe	17,287	17,375	4.28%		August 2024
Central Fairwinds	17,023	17,127	3.15%		June 2024
FRP Ingenuity Drive	16,665	16,736	4.44%		December 2024

Carillon Point	15,486	15,585	3.10%		October 2023
Midland Life Insurance (6)	—	83,537	—		—

Total Principal	576,141	680,962
Deferred financing costs, net	(3,804)	(4,195)
Unamortized fair value adjustments	439	475

Total	$572,776	$677,242

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (the “Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 2 and 3 below.

(2)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of March 31, 2021, the Unsecured Credit Facility had $55.0 million drawn and $4.8 million of letters of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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
30-day
LIBOR payments.

(4)	As of March 31, 2021, the one-month LIBOR rate was 0.11%.
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

(6)	The mortgage loan was cross-collateralized by Cherry Creek, City Center and 7595 Tech (formerly “DTC Crossroads”). In February 2021, the loan balance of $83.5 million was repaid in full.
The scheduled principal repayments of debt as of March 31, 2021 are as follows (in thousands):

2021	$4,483
2022	61,529
2023	48,529
2024	124,725
2025	96,572
Thereafter	240,303

$576,141

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
entered into the Interest
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
As of March 31, 2021, the Interest Rate Swap was reported as a liability at its fair value of approximately $1.3 million, which is included in other liabilities on the Company’s condensed consolidated balance sheet. For the three months ended March 31, 2021 approximately $0.1 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty. For the three months ended March 31, 2020 the amount of realized losses reclassified to interest expense due to payments received by the swap counterparty were nominal.
As of December 31, 2020, the Interest Rate Swap was reported as a liability at its fair value of approximately $2.0 million, which is included in other liabilities on the Company’s condensed consolidated balance sheet
.
Cash, Cash Equivalents, Restricted Cash,
Rents
Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $474.1 million and $573.6 million (compared to a carrying value of $471.1 million and $556.0 million) as of March 31, 2021 and December 31, 2020, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the three months ended March 31, 2021 and 2020, the Company earned $0.1 million and $0.1 million, respectively, in administrative services performed for Second City Real Estate II Corporation
(“Second City”), Clarity Real Estate Ventures GP, Limited Partnership (“Clarity”) and their affiliates.
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

The Company recognized fixed and variable lease payments for the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed payments	$33,551	$34,092
Variable payments	5,907	6,016

	$39,458	$40,108

Future minimum lease payments to be received by the Company as of March 31, 2021 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2021	$89,536
2022	105,566
2023	88,575
2024	68,921
2025	53,149
Thereafter	154,927

$560,674

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of March 31, 2021, these leases had remaining terms of 1 to 67 years and a weighted average remaining lease term of 58 years.

Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	March 31, 2021	December 31, 2020

Right-of-use asset – operating leases	$12,633	$12,739
Lease liability – operating leases	$7,666	$7,719
Right-of-use asset – financing leases	$49	$55
Lease liability – financing leases	$49	$55
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

Operating lease expense for each of the three months ended March 31, 2021 and March 31, 2020 was $0.2 million. Financing lease expense for each of the three months ended March 31, 2021 and 2020 was nominal
.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of March 31, 2021 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2021	$383	$20
2022	798	27
2023	663	4
2024	597	—
2025	596	—
Thereafter	26,084	—

Total future minimum lease payment s	29,121	51
Discoun t	(21,455)	(2)

Total	$7,666	$49

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2021, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
10. Stockholders’ Equity
Share Repurchase Plan
On March 9, 2020, the Company’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. In July 2020, the Company completed the full March 2020 share repurchase plan. On August 5, 2020, the Company’s Board of Directors approved an additional share repurchase plan authorizing the Company to repurchase up to an additional aggregate amount of $50 million of its outstanding shares of common stock. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.

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
There were no shares repurchased during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company completed the repurchase of 1,451,249 shares of its common stock for approximately $11.6 million.
Common Stock and Common Unit Distributions
O
n March 23, 2021, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.15 per common share for the quarterly period ended March 31, 2021. The dividend was paid subsequent to quarter end on April 23, 2021 to common stockholders and common unitholders of record as of the close of business on April 9, 2021, resulting in an aggregate payment of $6.5 million.

Preferred Stock Distributions
On March 23, 2021 the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended March 31, 2021. The dividend was paid subsequent to quarter end on

April 23, 2021 to the holders of record of Series A Preferred Stock as of the close of business on April 9, 2021.
Equity Incentive Plan
The Company has an equity incentive plan (“Equity Incentive Plan”) for executive officers, directors and certain non-executive
employees, and with approval of the Board of Directors, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including LTIP Units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the Board of Directors (the “Plan Administrator”). 2,263,580 shares of common stock may be issued under the Equity Incentive Plan.
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
During the three months ended March 31, 2021, 169,500 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive
employees with a fair value of $1.6 million. The RSU awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant.
For the three months ended March 31, 2021, the Company recognized net compensation expense of $0.5 million related to the RSUs. For the three months ended March 31, 2020, the Company recognized net compensation expense of $0.5 million related to the RSUs.
During the three months

ended March 31, 2021, 120,000 Performance RSU Awards were granted to executive officers with a fair value of $1.2 million. The Performance RSU Awards will vest on the last day of the three-year measurement period of January 1, 2021 through December 31, 2023. For the three months ended March 31, 2021, the Company recognized net compensation expense of $0.2 million related to the Performance RSU Awards. For the three months ended March 31, 2020, the Company recognized net compensation expense of $0.1 million related to the Performance RSU Awards
.

11. Subsequent Events
Subsequent to March 31, 2021, the Company, through the Operating Partnership, entered into an Agreement of Purchase and Sale to acquire two properties located in San Diego, California for $43.3 million, exclusive of closing costs. The transaction is expected to close during the second quarter of 2021, subject to customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on, and should be read in conjunction with, the condensed consolidated financial statements and the related notes thereto of the City Office REIT, Inc. contained in this Quarterly Report on Form
10-Q
(this “Report”).
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
Cautionary Statement Regarding Forward-Looking Statements
This Report, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

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

•
other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2020 under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and in our subsequent reports filed with the SEC.

The forward-looking statements contained in this Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2020 under the heading “Risk Factors” and in our subsequent reports filed with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
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
Revenue Base
As of March 31, 2021, we owned 24 properties comprised of 62 office buildings with a total of approximately 5.5 million square feet of net rentable area (“NRA”). As of March 31, 2021, our properties were approximately 90.5% leased.

Office Leases
Historically, most leases for our properties have been on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in the Lake Vista Pointe, 2525 McKinnon, Sorrento Mesa and Canyon Park properties have triple net leases. Certain tenants at AmberGlen, Superior Pointe, Florida Research Park, Circle Point, The Quad, Cascade Station and Denver Tech have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are predominately full-service gross leases.
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
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in the first quarter 2021 was significantly lower than normal. Usage of our assets in the near future depends on the duration of the pandemic, the implementation of
COVID-19
vaccines and corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the three months ended March 31, 2021, as a result of
COVID-19
or governmental or tenant actions in response thereto, the Company granted rent relief to four tenants comprising approximately 0.1% of the Company’s occupied NRA, most often in the form of a rent deferral or rent abatement. Although the rent deferrals and rent abatements granted to date did not have a material impact on our net rental revenue, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
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
We have collected over 99% of contractually required base rents from our tenants for the three months ended March 31, 2021 and granted rent relief for another approximately 0.1% of contractually required base rents from our tenants for the three months ended March 31, 2021. The rate of collections in future months may be lower, as the length of the economic downturn continues to impact tenants. We have developed dedicated teams and processes to evaluate non-payments
and rent relief requests. We evaluate each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in modification agreements, nor are we foregoing our contractual rights under our lease agreements. We believe many of these requests received were from tenants who had the ability to pay rent at the time and were seeking opportunistic deferral opportunities. We continue to work efficiently to find tailored resolutions in each case where warranted, including potential deferrals of rent, lease term extensions with short-term rent relief, temporary percentage rent opportunities, or, in limited circumstances, rent abatement particularly when the tenant is viewed as an amenity to the building. We may incur additional losses in future periods due to tenants that default on their leases, file for bankruptcy and/or otherwise experience significant financial difficulty as a result of the duration of the
COVID-19
pandemic, but the extent of those losses is impossible to predict given the fluidity of the pandemic and its uncertain impact on economic activity.
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
COVID-19
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

Our Properties
As of March 31, 2021, we owned 24 properties comprised of 62 office buildings with a total of approximately 5.5 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of March 31, 2021.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (22.2% of NRA)	Pima Center	100.0%	272	67.9%	$27.79	$27.79	$5,130
	SanTan	100.0%	267	95.2%	$29.25	$29.25	$7,421
	5090 N 40 th St	100.0%	175	90.5%	$30.16	$30.16	$4,781
	Camelback Square	100.0%	174	76.2%	$31.99	$31.99	$4,246
	The Quad	100.0%	163	97.4%	$30.42	$30.74	$4,829
	Papago Tech	100.0%	163	90.9%	$23.04	$23.04	$3,408
Tampa, FL (19.0%)	Park Tower	94.8%	470	88.0%	$26.77	$26.77	$11,070
	City Center	95.0%	243	90.9%	$26.81	$26.81	$5,914
	Intellicenter	100.0%	204	100.0%	$24.53	$24.53	$4,993
	Carillon Point	100.0%	124	100.0%	$28.94	$28.94	$3,594
Denver, CO (14.7%)	Denver Tech (3)	100.0%	383	91.2%	$23.28	$27.39	$8,024
	Circle Point	100.0%	272	81.6%	$18.67	$32.54	$4,145
	Superior Pointe	100.0%	152	97.9%	$18.47	$30.96	$2,743
Orlando, FL (13.2%)	Florida Research Park (4)	96.6%	397	98.5%	$23.86	$27.29	$9,311
	Central Fairwinds	97.0%	168	90.5%	$26.25	$26.25	$3,996
	Greenwood Blvd	100.0%	155	100.0%	$23.75	$23.75	$3,682
San Diego, CA (10.6%)	Sorrento Mesa	100.0%	297	85.3%	$34.28	$41.28	$8,675
	Mission City	100.0%	281	87.5%	$36.74	$36.74	$9,040
Dallas, TX (10.5%)	190 Office Center	100.0%	303	79.8%	$26.49	$26.49	$6,414
	Lake Vista Pointe	100.0%	163	100.0%	$16.50	$25.50	$2,695
	2525 McKinnon	100.0%	111	91.6%	$28.98	$47.98	$2,957
Portland, OR (6.1%)	AmberGlen	76.0%	203	98.4%	$22.43	$24.97	$4,471
	Cascade Station	100.0%	128	100.0%	$27.54	$29.47	$3,512
Seattle, WA (3.7%)	Canyon Park	100.0%	207	100.0%	$22.49	$27.49	$4,650

Total / Weighted Average – March 31, 2021 (5)			5,475	90.5%	$26.22	$29.20	$129,701

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2021 by (ii) 12.
(3)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”).
(4)	Florida Research Park is comprised of FRP Collection and FRP Ingenuity Drive.
(5)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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
Summary of Significant Accounting Policies
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Results of Operations
Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $0.6 million, or 2%, to $39.5 million for the three months ended March 31, 2021 compared to $40.1 million for the three months ended March 31, 2020. The disposition of Cherry Creek in February 2021 contributed $1.1 million to the decrease. Rental revenue also decreased at 190 Office Center and Pima Center by $0.4 million and $0.3 million, respectively, due to a decrease in occupancy year over year. Offsetting these decreases, revenue increased by $0.4 million at our 7595 Tech property within the Denver Tech portfolio and by $0.6 million at our Sorrento Mesa property due to significant leasing transactions during the prior year, which lifted occupancy and rental income. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased by $1.1 million, or 3%, to $31.3 million for the three months ended March 31, 2021, from $32.4 million for the three months ended March 31, 2020. The disposition of Cherry Creek contributed $0.9 million to the decrease. The remaining expenses were marginally lower in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses decreased by $0.6 million, or 4%, to $14.1 million for the three months ended March 31, 2021, from $14.7 million for the three months ended March 31, 2020. The disposition of Cherry Creek contributed $0.3 million to the decrease. The remaining expenses were marginally lower in comparison to the prior period.

General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses were $2.8 million for the three months ended March 31, 2021, which is unchanged from the $2.8 million reported for the same period in 2020.
Depreciation and Amortization.
Depreciation and amortization decreased $0.6 million, or 4%, to $14.4 million for the three months ended March 31, 2021, from $15.0 million for the three months ended March 31, 2020. The disposition of Cherry Creek resulted in a $0.5 million decrease to depreciation and amortization. The remaining properties were relatively unchanged.
Other Expense (Income)
Interest Expense.
Interest expense decreased $0.1 million, or 2%, to $6.6 million for the three months ended March 31, 2021, from $6.7 million for the three months ended March 31, 2020. The decrease was primarily attributable to the sale of Cherry Creek during the period as the proceeds of the sale were used to repay debt.
Net Gain on the Sale of Real Estate Property.
 We recorded a net gain on the sale of real estate property of $47.4 million for the three months ended March 31, 2021 related to the sale of our Cherry Creek property in February 2021.
Cash Flows
Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
Cash, cash equivalents and restricted cash were $33.2 million and $164.8 million as of March 31, 2021 and March 31, 2020, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $4.8 million to $15.5 million for the three months ended March 31, 2021 compared to $10.7 million for the same period in 2020. The increase was primarily attributable to changes in working capital.
Cash flow from investing activities.
Net cash provided by investing activities increased by $90.4 million to $85.1 million for the three months ended March 31, 2021 compared to $5.3 million used in investing activities for the same period in 2020. The increase in cash provided by investing activities was primarily due to the proceeds from the sale of the Cherry Creek property in 2021.
Cash flow to financing activities.
Net cash used in financing activities increased by $185.3 million to $113.4 million for the three months ended March 31, 2021 compared to $71.9 million provided by financing activities for the same period in 2020. The increase in cash used in financing activities was primarily due to higher repayment of borrowings, including the Midland Life Insurance loan, and lower net proceeds from borrowing for the three months ended March 31, 2021.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $14.9 million of cash and cash equivalents and $18.3 million of restricted cash as of March 31, 2021.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility (our “Unsecured Credit Facility”) that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of March 31, 2021, we had approximately $55.0 million outstanding under our Unsecured Credit Facility and a $4.8 million letter of credit to satisfy escrow requirements for a mortgage lender.

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
30-day
LIBOR payments.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the three months ended March 31, 2021.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of March 31, 2021, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2021	2022-2023	2024-2025	More than 5 years
Principal payments on mortgage loans	$576,141	$4,483	$110,058	$221,297	$240,303
Interest payments (1)	105,100	16,100	40,405	30,773	17,822
Tenant-related commitments	12,395	12,395	—	—	—
Lease obligations	29,172	403	1,492	1,193	26,084

Total	$722,808	$33,381	$151,955	$253,263	$284,209

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at March 31, 2021. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance
Sheet Arrangements
As of March 31, 2021, we had a $4.8 million letter of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for a mortgage lender.
Inflation
Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. See Note 6 to our condensed consolidated financial statements in Item 1 of this Report for more information regarding our derivatives.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal, because as of March 31, 2021, approximately $471.1 million, or 81.8%, of our debt had fixed interest rates and approximately $105.0 million, or 18.2%, had variable interest rates. Of the $105.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 90.5% of our debt was fixed rate debt and 9.5% was variable rate debt as of March 31, 2021. A 10% increase in LIBOR would result in a nominal increase to our annual interest costs on debt outstanding as of March 31, 2021, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would result in a nominal decrease to our annual interest costs on debt outstanding as of March 31, 2021 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure. In addition, the uncertainty that exists with respect to the economic impact of the
COVID-19
pandemic introduced significant volatility in global financial markets and economies during and subsequent to the three months ended March 31, 2021. The long-term impacts of such volatility on the Company are uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of March 31, 2021, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
None.
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
Date: May 7, 2021

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)
Date: May 7, 2021

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)