Form 10-Q
period 2021-09-30
City Office REIT, Inc.
filed 2021-11-03
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days
.

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
of the Exchange Act).    Yes   ☐     ☒  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at
October 29
, 2021 was 43,554,375.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	September 30, 2021	December 31, 2020
Assets
Real estate properties
Land	$169,984	$204,289
Building and improvement	744,818	777,184
Tenant improvement	102,683	104,694
Furniture, fixtures and equipment	664	642

	1,018,149	1,086,809
Accumulated depreciation	(149,901)	(131,220)

	868,248	955,589

Cash and cash equivalents	17,697	25,305
Restricted cash	52,484	20,646
Rents receivable, net	29,221	32,968
Deferred leasing costs, net	18,415	16,829
Acquired lease intangible assets, net	30,183	44,143
Other assets	17,753	15,758
Assets held for sale	118,382	46,054

Total Assets	$1,152,383	$1,157,292

Liabilities and Equity
Liabilities:
Debt	$603,334	$677,242
Accounts payable and accrued liabilities	32,096	25,414
Deferred rent	10,460	7,295
Tenant rent deposits	5,542	4,801
Acquired lease intangible liabilities, net	3,868	6,035
Other liabilities	47,662	18,099
Liabilities related to assets held for sale	2,873	531

Total Liabilities	705,835	739,417

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	112,000	112,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized, 43,554,375 and 43,397,117 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	435	433
Additional paid-in capital	481,345	479,411
Accumulated deficit	(146,930)	(172,958)
Accumulated other comprehensive loss	(1,063)	(1,960)

Total Stockholders’ Equity	445,787	416,926
Non-controlling interests in properties	761	949

Total Equity	446,548	417,875

Total Liabilities and Equity	$1,152,383	$1,157,292

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental and other revenues	$44,889	$41,261	$124,369	$121,000
Operating expenses:
Property operating expenses	15,180	14,886	43,477	43,666
General and administrative	7,900	2,546	13,768	8,025
Depreciation and amortization	14,648	15,189	44,017	45,222

Total operating expenses	37,728	32,621	101,262	96,913

Operating income	7,161	8,640	23,107	24,087
Interest expense:
Contractual interest expense	(5,650)	(6,620)	(17,533)	(19,773)
Amortization of deferred financing costs and debt fair value	(267)	(328)	(869)	(993)

	(5,917)	(6,948)	(18,402)	(20,766)
Net gain on sale of real estate property	—	1,347	47,400	1,347

Net income	1,244	3,039	52,105	4,668
Less:
Net income attributable to non-controlling interests in properties	(378)	(153)	(760)	(514)

Net income attributable to the Company	866	2,886	51,345	4,154
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)

Net (loss)/income attributable to common stockholders	$(989)	$1,031	$45,780	$(1,411)

Net (loss)/income per common share:
Basic	$(0.02)	$0.02	$1.05	$(0.03)

Diluted	$(0.02)	$0.02	$1.04	$(0.03)

Weighted average common shares outstanding:
Basic	43,554	43,593	43,478	48,508

Diluted	43,554	44,014	44,091	48,508

Dividend distributions declared per common share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$1,244	$3,039	$52,105	$4,668
Other comprehensive income/(loss):
Unrealized cash flow hedge (loss)/gain	(22)	(7)	458	(3,091)
Amounts reclassified to interest expense	150	141	439	186

Other comprehensive income/(loss)	128	134	897	(2,905)

Comprehensive income	1,372	3,173	53,002	1,763
Less:
Comprehensive income attributable to non-controlling interests in properties	(378)	(153)	(760)	(514)

Comprehensive income attributable to the Company	$994	$3,020	$52,242	$1,249

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875
Restricted stock award grants and vesting	—	—	—	—	695	(50)	—	645	—	645
Common stock dividend distribution declared	—	—	—	—	—	(6,510)	—	(6,510)	—	(6,510)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(220)	(220)
Net income	—	—	—	—	—	48,817	—	48,817	192	49,009
Other comprehensive income	—	—	—	—	—	—	669	669	—	669

Balance—March 31, 2021	4,480	$112,000	43,397	$433	$480,106	$(132,556)	$(1,291)	$458,692	$921	$459,613

Restricted stock award grants and vesting	—	—	157	2	523	(76)	—	449	—	449
Common stock dividend distribution declared	—	—	—	—	—	(6,533)	—	(6,533)	—	(6,533)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	2	2
Distributions	—	—	—	—	—	—	—	—	(204)	(204)
Net income	—	—	—	—	—	1,662	—	1,662	190	1,852
Other comprehensive income	—	—	—	—	—	—	100	100	—	100

Balance—June 30, 2021	4,480	$112,000	43,554	$435	$480,629	$(139,358)	$(1,191)	$452,515	$909	$453,424

Restricted stock award grants and vesting	—	—	—	—	716	(50)	—	666	—	666
Common stock dividend distribution declared	—	—	—	—	—	(6,533)	—	(6,533)	—	(6,533)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	10	10
Distributions	—	—	—	—	—	—	—	—	(536)	(536)
Net income	—	—	—	—	—	866	—	866	378	1,244
Other comprehensive income	—	—	—	—	—	—	128	128	—	128

Balance—September 30, 2021	4,480	$112,000	43,554	$435	$481,345	$(146,930)	$(1,063)	$445,787	$761	$446,548

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132
Restricted stock award grants and vesting	—	—	35	—	599	(79)	—	520	—	520
Common stock repurchased	—	—	(1,451)	(14)	(11,608)	—	—	(11,622)	—	(11,622)
Common stock dividend distribution declared	—	—	—	—	—	(7,771)	—	(7,771)	—	(7,771)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(200)	(200)
Net income	—	—	—	—	—	824	—	824	182	1,006
Other comprehensive loss	—	—	—	—	—	—	(2,741)	(2,741)	—	(2,741)

Balance—March 31, 2020	4,480	$112,000	53,175	$531	$566,122	$(151,264)	$(2,026)	$525,363	$1,109	$526,472

Restricted stock award grants and vesting	—	—	135	2	659	(66)	—	595	—	595
Common stock repurchased	—	—	(8,799)	(88)	(77,961)	—	—	(78,049)	—	(78,049)
Common stock dividend distribution declared	—	—	—	—	—	(6,649)	—	(6,649)	—	(6,649)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(184)	(184)
Net income	—	—	—	—	—	444	—	444	179	623
Other comprehensive loss	—	—	—	—	—	—	(298)	(298)	—	(298)

Balance—June 30, 2020	4,480	$112,000	44,511	$445	$488,820	$(159,390)	$(2,324)	$439,551	$1,104	$440,655

Restricted stock award grants and vesting	—	—	—	—	636	(49)	—	587	—	587
Common stock repurchased	—	—	(1,114)	(12)	(10,682)	—	—	(10,694)	—	(10,694)
Common stock dividend distribution declared	—	—	—	—	—	(6,509)	—	(6,509)	—	(6,509)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(239)	(239)
Net income	—	—	—	—	—	2,886	—	2,886	153	3,039
Other comprehensive income	—	—	—	—	—	—	134	134	—	134

Balance—September 30, 2020	4,480	$112,000	43,397	$433	$478,774	$(164,917)	$(2,190)	$424,100	$1,018	$425,118

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$52,105	$4,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,017	45,222
Amortization of deferred financing costs and debt fair value	869	993
Amortization of above and below market leases	281	(70)
Straight-line rent/expense	428	(2,354)
Non-cash stock compensation	1,976	1,745
Net gain on sale of real estate property	(47,400)	(1,347)
Changes in non-cash working capital:
Rents receivable, net	635	(235)
Other assets	(560)	(110)
Accounts payable and accrued liabilities	8,558	(151)
Deferred rent	3,468	(490)
Tenant rent deposits	1,354	(240)

Net Cash Provided By Operating Activities	65,731	47,631

Cash Flows from/(to) Investing Activities:
Additions to real estate properties	(12,431)	(17,105)
Acquisition of real estate	(43,256)	—
Net proceeds from sale of real estate	122,103	6,340
Deferred leasing costs	(6,830)	(4,479)

Net Cash Provided By/(Used In) Investing Activities	59,586	(15,244)

Cash Flows to Financing Activities:
Proceeds from borrowings	106,000	130,000
Repayment of borrowings	(180,806)	(59,707)
Dividend distributions paid to stockholders	(25,117)	(32,814)
Distributions to non-controlling interests in properties	(960)	(623)
Shares withheld for payment of taxes on restricted stock unit vesting	(216)	(43)
Contributions from non-controlling interests in properties	12	3
Repurchases of common stock	—	(100,365)

Net Cash Used In Financing Activities	(101,087)	(63,549)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	24,230	(31,162)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	45,951	87,523

Cash, Cash Equivalents and Restricted Cash, End of Period	$70,181	$56,361

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	17,697	38,399
Restricted Cash, End of Period	52,484	17,962

Cash, Cash Equivalents and Restricted Cash, End of Period	$70,181	$56,361

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$17,568	$19,681
Purchase of additions in real estate properties included in accounts payable	$4,804	$9,778
Purchase of deferred leasing costs included in accounts payable	$1,351	$797
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

In July 2021, the FASB issued ASU
No. 2021-05
(“ASU
2021-05”),
Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU
2021-05
requires lessors to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the pre-ASU
classification criteria, and sales-type or direct financing classification would result in a Day 1 loss. The ASU is effective for fiscal years beginning after December 15, 2021. The ASU may be early adopted and can be applied either retrospectively to leases that commenced or were modified on or after the adoption of Update
2016-02
or prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. The Company has not yet adopted the standard and continues to evaluate the impact of ASU
2021-05
on its condensed consolidated financial statements and may elect to adopt the standard in future periods as the Company enters into or modifies leases that meet the criteria under the standard.
3. Real Estate Investments
Acquisitions
During the nine months ended September 30, 2021 and 2020 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
5910 Pacific Center and 9985 Pacific Heights (1)	May 2021	100%

(1)	5910 Pacific Center and 9985 Pacific Heights have been added to the existing Sorrento Mesa portfolio of properties (collectively “Sorrento Mesa”).
T
he foregoing acquisition was accounted for as an asset acquisition.
The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the nine months ended September 30, 2021 (in thousands):

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

Assets Held for Sale
On August 19, 2021, the Company entered into a purchase and sale agreement to sell the Sorrento Mesa buildings consisting of 10390 Pacific Center Court, 10394 Pacific Center Court, 10398 Pacific Center Court, 10421 Pacific Center Court, 10445 Pacific Center Court and 5910 Pacific Center Boulevard (the “North Disposition”). The gross sales price of the North Disposition is
$395.1
million. The sale is scheduled to close in the fourth quarter of 2021, subject to customary closing conditions. As of September 30, 2021, the Company received a deposit of
$19.8
million, which was recorded in restricted cash along with a corresponding liability in other liabilities on the Company’s condensed consolidated balance sheet.
Also on August 19, 2021, the Company entered into a purchase and sale agreement to sell the Sorrento Mesa buildings consisting of 5975 Pacific Mesa Court and 9985 Pacific Heights Boulevard (the “South Disposition”). The gross sales price of the South Disposition is $180.9 million. The sale was initially scheduled to close in the first quarter of 2023, subject to customary closing conditions. The Company had the ability to accelerate the closing date with forty-five (45) days prior written notice thereof and subsequent to quarter end the Company exercised its option to accelerate the closing date to December 2021. As of September 30, 2021, the Company received a deposit of
$9.0 million, which was recorded in restricted cash along with a corresponding liability in other liabilities on the Company’s condensed consolidated balance sheet
.
The company determined that both the North Disposition and South Disposition met the criteria for classification as an asset held for sale as of September 30, 2021 (in thousands):

Sorrento Mesa	North Disposition	South Disposition	Total
Real estate properties, net	$77,870	$30,717	$108,587
Deferred leasing costs, net	3,308	—	3,308
Acquired lease intangible assets, net	2,225	1,268	3,493
Rents receivable, prepaid expenses and other assets	2,977	17	2,994

Assets held for sale	$86,380	$32,002	$118,382

Acquired lease intangible liabilities, net	$(1,005)	$—	$(1,005)
Accounts payable, accrued expenses, deferred rent and tenant rent deposits	(1,502)	(366)	(1,868)

Liabilities related to assets held for sale	$(2,507)	$(366)	$(2,873)

On November 18, 2020, the Company entered into a purchase and sale agreement
to sell the Cherry Creek property for a gross sales price of $95.0 million. The Company determined that th
e
 property met th
e
 criteria for classification as held for sale as of December 31, 2020. On February 10, 2021, the Company completed the sale of the Cherry Creek property.
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

4. Lease Intangibles
Lease intangibles and th
e
 value of assumed lease obligations as of September 30, 2021 and December 31, 2020 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
September 30, 2021	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,135	$71,416	$27,847	$113,398	$(9,641)	$(138)	$(9,779)
Accumulated amortization	(9,240)	(55,820)	(18,155)	(83,215)	5,864	47	5,911

	$4,895	$15,596	$9,692	$30,183	$(3,777)	$(91)	$(3,868)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2020	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,894	$80,259	$30,284	$125,437	$(13,093)	$(138)	$(13,231)
Accumulated amortization	(8,497)	(55,636)	(17,161)	(81,294)	7,152	44	7,196

	$6,397	$24,623	$13,123	$44,143	$(5,941)	$(94)	$(6,035)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2021	$2,381
2022	7,699
2023	5,281
2024	2,994
2025	2,751
Thereafter	5,209

$26,315

5. Debt
The following table summarizes th
e
 indebtedness a
s
 of September 30, 2021 and December 31, 2020 (dollars in thousands):

Property	September 30, 2021	December 31, 2020	Interest Rate as of September 30, 2021 (1)		Maturity
Unsecured Credit Facility (2)(3)	$88,000	$75,000	LIBOR +1.40	% (4)	March 2022
Term Loan (3)	50,000	50,000	LIBOR +1.25	% (4)	September 2024
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (5)	40,612	40,950	4.30%		March 2027
190 Office Center	39,749	40,236	4.79%		October 2025
Circle Point	39,650	39,650	4.49%		September 2028
SanTan	33,022	33,444	4.56%		March 2027
Intellicenter	32,026	32,442	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	27,719	28,263	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	22,048	22,425	3.15%		December 2025
Cascade Station	21,676	21,952	4.55%		May 2024
5090 N. 40th St	21,337	21,640	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Lake Vista Pointe	17,108	17,375	4.28%		August 2024
Central Fairwinds	16,813	17,127	3.15%		June 2024
FRP Ingenuity Drive	16,528	16,736	4.44%		December 2024
Carillon Point	15,286	15,585	3.10%		October 2023
Midland Life Insurance (6)	—	83,537	—		—

Total Principal	606,174	680,962
Deferred financing costs, net	(3,209)	(4,195)
Unamortized fair value adjustments	369	475

Total	$603,334	$677,242

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (the “Unsecured Credit Facility”) and the Term Loan (the “Term Loan”), as explained in footnotes 2 and 3 below.

(2)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of September 30, 2021, the Unsecured Credit Facility had $88.0 million drawn and
a
$4.2 million letter of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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
30-day
LIBOR payments.

(4)	As of September 30, 2021, the one-month LIBOR rate was 0.08%.
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
The scheduled principal repayments o
f
 debt a
s
 of September 30, 2021 are as follows (in thousands)
:

2021	$1,524
2022	94,539
2023	48,539
2024	124,736
2025	91,997
Thereafter	244,839

$606,174

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
As of September 30, 2021, the Interest Rate Swap was reported as a liability at its fair value of approximately $1.1 million, which is included in other liabilities on the Company’s condensed consolidated balance sheet. For the nine months ended September 30, 2021, approximately $0.4 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty. For the nine months ended September 30, 2020, approximately $0.2 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
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
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $474.0 million and $573.6 million (compared to a carrying value of $468.2 million and $556.0 million) as of September 30, 2021 and December 31, 2020, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the nine months ended September 30, 2021 and 2020, the Company earned $0.5 million and $0.5 million, respectively, in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.
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

The Company recognized fixed and variable lease payments for the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed payments	$38,963	$35,071	$106,825	$103,070
Variable payments	5,868	6,151	17,404	17,864

	$44,831	$41,222	$124,229	$120,934

Future minimum lease payments t
o
 be received by the Company as of September 30, 2021 under
non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2021	$29,967
2022	111,708
2023	92,205
2024	72,917
2025	59,773
Thereafter	182,296

$548,866

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of September 30, 2021, these leases had remaining terms of under one year to 67 years an
d
 a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	September 30, 2021	December 31, 2020
Right-of-use asset – operating leases	$14,238	$12,739
Lease liability – operating leases	$9,374	$7,719
Right-of-use asset – financing leases	$37	$55
Lease liability – financing leases	$37	$55
Lease liabilities are measured at the commencement date based on the present value of future lease payments. One of the Company’s operating ground leases includes rental payment increases over the lease term based on increases in the Consumer Price Index (“CPI”). Changes in the CPI were not estimated as part of the measurement of the operating lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 6.2% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments
.

Right-of-use
assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Operating lease expenses for the three and nine months ended September 30, 2021 were $0.2 million and $0.7 million, respectively. Operating lease expenses for the three and nine months ended September 30, 2020 were $0.2 million and $0.6 million, respectively. Financing lease expenses for the three and nine months ended September 30, 2021 and 2020 were nominal.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of September 30, 2021 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2021	$89	$7
2022	971	27
2023	836	4
2024	770	—
2025	770	—
Thereafter	27,875	—

Total future minimum lease payments	31,311	38
Discount	(21,937)	(1)

Total	$9,374	$37

9. Commitments and Contingencies
The Company is obligated under certain tenant leases t
o
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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2021, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
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
There were no shares repurchased during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million.
Common Stock and Common Unit Distributions
On September 16, 2021, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.15 per common share for the quarterly period ended September 30, 2021. The dividend was paid subsequent to quarter end on October 22, 2021 to common stockholders and common unitholders of record as of the close of business on October 8, 2021, resulting in an aggregate payment of $6.5 million.
Preferred Stock Distributions
On September 16, 2021, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended September 30, 2021. The dividend was paid subsequent to quarter end on October 22, 2021 to the holders of record of Series A Preferred Stock as of the close of business on October 8, 2021.
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
On January 27, 2020, each of the Board of Directors and the Compensation Committee approved a new form of performance-based restricted unit award agreement (the “Performance RSU Award Agreement”)
that will be used to grant performance-based restricted stock unit awards (“Performance RSU Awards”) pursuant to the Equity Incentive Plan. The Performance RSU Awards are based upon the total stockholder return (“TSR”) of the Company’s common stock over a three-year measurement period beginning January 1, 2020 and ending on December 31, 2022 (the “Measurement Period”) relative to the TSR of the companies in the SNL US REIT Office index as of January 2, 2020 (the “2020 RSU Peer Group”). The payouts under the Performance RSU Awards are evaluated on a sliding scale as follows: TSR below the 30th percentile of the 2020 RSU Peer Group would result in a 50% payout; TSR at the 50th percentile of the 2020 RSU Peer Group would result in a 100% payout; and TSR at or above the 75th percentile of the 2020 RSU Peer Group would result in a 150% payout. Payouts are mathematically interpolated between these stated percentile targets, subject to a 150% maximum. To the extent earned, the payouts of the Performance RSU Awards are intended to be settled in the form of shares of the Company’s common stock, pursuant to the Equity Incentive Plan. Upon satisfaction of the vesting conditions, dividend equivalents in an amount equal to all regular and special dividends declared with respect to the Company’s common stock during each annual measurement period during the Measurement Period are determined and paid on a cumulative, reinvested basis over the term of the applicable Performance RSU Award, at the time such award vests and based on the number of shares of the Company’s common stock that are earned
.

During the nine months ended September 30, 2021, 169,500 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive
employees with a fair value of $1.6 million. The RSU awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three and nine months ended September 30, 2021, the Company recognized net compensation expense of $0.5 million and $1.4 million, respectively, related to the RSUs. For the three and nine months ended September 30, 2020, the Company recognized net compensation expense of $0.5 and $1.4 million, respectively, related to the
RSUs.
During the nine months ended September 30, 2021, 120,000 Performance RSU Awards were granted to executive officers with a fair value of $1.2 million. The Performance RSU Awards will vest on the last day of the three-year measurement period of January 1, 2021 through December 31, 2023. For the three and nine months ended September 30, 2021, the Company recognized net compensation expense of $0.2 million and $0.6 million, respectively, related to the Performance RSU Awards. For the three and nine months ended September 30, 2020, the Company recognized net compensation expense of $0.1 million and $0.3 million, respectively, related to the Performance RSU Awards.

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
Revenue Base
As of September 30, 2021, we owned 24 properties comprised of 64 office buildings with a total of approximately 5.6 million square feet of net rentable area (“NRA”). As of September 30, 2021, our properties were approximately 88.7% leased.

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
All of our buildings are open and continue to operate. We adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in the third quarter 2021 was significantly lower than normal. Usage of our assets in the near future depends on the duration of the pandemic, the continued implementation and effectiveness of
COVID-19
vaccines and other therapeutics and corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the three months ended September 30, 2021, as a result of
COVID-19
or governmental or tenant actions in response thereto, the Company granted rent relief to four tenants comprising approximately 0.1% of the Company’s occupied NRA, most often in the form of a rent abatement. Although the rent abatements granted to date did not have a material impact on our net rental revenue, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
We have collected over 99% of contractually required base rents from our tenants for the three months ended September 30, 2021 and granted rent relief for another approximately 0.1% of contractually required base rents from our tenants for the three months ended September 30, 2021. We may incur losses in future periods due to tenants that default on their leases, file for bankruptcy and/or otherwise experience significant financial difficulty as a result of the duration of the
COVID-19
pandemic, but the extent of those losses is impossible to predict given the fluidity of the pandemic and its uncertain impact on economic activity.
Leasing activity has generally been slow, with the exception of the life science sector, and we believe leasing activity will continue to be impacted by the
COVID-19
pandemic. We have experienced and we expect that we will continue to experience slower new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark,” could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and potentially impact the pricing and competitiveness for lease office space in our markets.

We believe economic conditions, leasing activity and acquisition prospects have improved substantially since the initial phase of the
COVID-19
pandemic and we will continue to actively evaluate business operations and strategies to optimally position ourselves. For a discussion of the impact of the
COVID-19
pandemic on our liquidity and balance sheet, see “Liquidity and Capital Resources” below.
The situation surrounding the
COVID-19
pandemic and additional variants that may spread remains fluid and as certain restrictions are lifted in various geographical locations throughout the U.S., we will continue to monitor and actively manage our response in collaboration with tenants, government officials and other third parties to optimally position the Company.
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

Our Properties
As of September 30, 2021, we owned 24 properties comprised of 64 office buildings with a total of approximately 5.6 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of September 30, 2021.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (21.8% of NRA)	Pima Center	100.0%	272	67.9%	$28.21	$28.21	$5,208
	SanTan	100.0%	267	97.5%	$29.70	$29.70	$7,718
	5090 N 40 th St	100.0%	175	91.1%	$30.33	$30.33	$4,842
	Camelback Square	100.0%	172	78.4%	$32.19	$32.19	$4,332
	The Quad	100.0%	163	100.0%	$30.61	$30.93	$4,990
	Papago Tech	100.0%	163	96.3%	$23.45	$23.45	$3,675
Tampa, FL (18.7%)	Park Tower	94.8%	472	74.5%	$26.42	$26.42	$9,295
	City Center	95.0%	243	89.3%	$27.18	$27.18	$5,892
	Intellicenter	100.0%	204	100.0%	$25.09	$25.09	$5,105
	Carillon Point	100.0%	124	88.0%	$29.29	$29.29	$3,203
Denver, CO (14.5%)	Denver Tech (3)	100.0%	383	93.8%	$23.52	$27.64	$8,388
	Circle Point	100.0%	272	83.6%	$18.77	$32.64	$4,266
	Superior Pointe	100.0%	152	94.0%	$18.18	$31.18	$2,592
Orlando, FL (12.9%)	Florida Research Park (4)	96.6%	397	91.5%	$24.00	$27.57	$8,679
	Central Fairwinds	97.0%	168	88.7%	$25.72	$25.72	$3,838
	Greenwood Blvd	100.0%	155	100.0%	$23.75	$23.75	$3,682
Dallas, TX (10.3%)	190 Office Center	100.0%	303	76.1%	$26.63	$26.63	$6,146
	Lake Vista Pointe	100.0%	163	100.0%	$17.00	$26.00	$2,777
	2525 McKinnon	100.0%	111	91.6%	$29.32	$48.32	$2,992
Portland, OR (5.9%)	AmberGlen	76.0%	203	98.4%	$22.66	$25.20	$4,517
	Cascade Station	100.0%	128	95.5%	$27.85	$29.86	$3,391
San Diego, CA (5.0%)	Mission City	100.0%	281	88.1%	$37.46	$37.46	$9,284
Seattle, WA (3.7%)	Canyon Park	100.0%	207	100.0%	$22.49	$27.49	$4,650

Total / Weighted Average – Excluding Assets Held For Sale (5)			5,178	89.0%	$25.94	$28.77	$119,462

San Diego, CA (7.2%)	Sorrento Mesa (6)	100.0%	400	84.7%	$31.50	$36.74	$10,678

Total / Weighted Average – September 30, 2021 (5)			5,578	88.7%	$26.32	$29.31	$130,140

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2021 by (ii) 12.
(3)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”).
(4)	Florida Research Park is comprised of FRP Collection and FRP Ingenuity Drive.
(5)	Averages weighted based on the property’s NRA, adjusted for occupancy.
(6)
Sorrento Mesa includes 5910 Pacific Center and 9985 Pacific Heights, which were acquired during the second quarter of 2021. The Sorrento Mesa property was under contract for sale as at September 30, 2021.

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
10-K
for the year ended December 31, 2020.
Results of Operations
Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $3.6 million, or 9%, to $44.9 million for the three months ended September 30, 2021 compared to $41.3 million for the three months ended September 30, 2020. The increase can be attributed to our Park Tower and SanTan properties, which recorded significant termination fee income during the third quarter which increased revenue by $5.2 million and $0.6 million, respectively. A further increase of $0.7 million was attributable to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021. Offsetting these increases was the disposition of Cherry Creek in February 2021, which resulted in a $2.4 million decrease in revenue. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $5.1 million, or 16%, to $37.7 million for the three months ended September 30, 2021, from $32.6 million for the three months ended September 30, 2020. General and administrative expenses increased by $5.4 million over the prior year primarily due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. Further increase of $0.7 million was attributable to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021. Offsetting these increases, the disposition of Cherry Creek resulted in a $1.3 million decrease in total operating expenses. The remaining expenses were marginally higher in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $0.3 million, or 2%, to $15.2 million for the three months ended September 30, 2021, from $14.9 million in the same period in the prior year. Of this increase, $0.3 million was attributable to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021. Offsetting this increase was the disposition of Cherry Creek which resulted in a $0.7 million decrease in property operating expenses. The majority of the remaining properties’ expenses were marginally higher in comparison to the prior period resulting in a total increase of $0.7 million.

General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $5.4 million, or 210%, to $7.9 million for the three months ended September 30, 2021, from $2.5 million reported for the same period in 2020. General and administrative expenses increased due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. The remaining increase is due to higher professional fees.
Depreciation and Amortization
. Depreciation and amortization decreased $0.6 million, or 4%, to $14.6 million for the three months ended September 30, 2021, from $15.2 million reported for the same period in the prior year. The decrease was primarily attributable to the disposition of Cherry Creek which resulted in a $0.6 million decrease to depreciation and amortization. The remaining properties were relatively unchanged.
Other Expense (Income)
Interest Expense.
Interest expense decreased $1.0 million, or 15%, to $5.9 million for the three months ended September 30, 2021, from $6.9 million for the three months ended September 30, 2020. The decrease was primarily attributable to the sale of Cherry Creek during the period as the proceeds of the sale were used to repay debt.
Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $3.4 million, or 3%, to $124.4 million for the nine months ended September 30, 2021 compared to $121.0 million for the nine months ended September 30, 2020. The increase can be attributed to our Park Tower and SanTan properties, which recorded significant termination fee income during the third quarter which increased revenue by $5.3 million and $1.4 million, respectively. Revenue also increased by $0.8 million at our 7595 Tech property within the Denver Tech portfolio, $1.2 million at our existing Sorrento Mesa property and $0.3 million at City Center due to significant leasing transactions which lifted occupancy and rental income. A further increase of $1.1 million was attributable to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021. Offsetting this increase, the disposition of Cherry Creek in February 2021 contributed $5.6 million to the decrease in revenue. Revenue also decreased at 190 Office Center and Pima Center by $0.6 million and $0.8 million, respectively, due to a decrease in occupancy year over year. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased by $4.4 million, or 4%, to $101.3 million for the nine months ended September 30, 2021, from $96.9 million for the nine months ended September 30, 2020. General and administrative expenses increased by $5.8 million over the prior year primarily due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. Further increase of $1.2 million was attributable to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021 and an increase of $0.7 million was attributable to the Denver Tech portfolio due to a combination of higher property operating expenses and depreciation and amortization. Offsetting these increases, the disposition of Cherry Creek resulted in a $3.4 million decrease in total operating expenses. The remaining expenses were marginally higher in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses decreased by $0.2 million, or 0%, to $43.5 million for the nine months ended September 30, 2021, compared to $43.7 million for the nine months ended September 30, 2020. The disposition of Cherry Creek resulted in a $1.7 million decrease in expenses. Offsetting these decreases, an increase of $0.4 million was attributable to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021. The majority of the remaining properties’ expenses were marginally higher in comparison to the prior period resulting in a total increase of $1.1 million.

General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $5.8 million, or 72%, to $13.8 million for the nine months ended September 30, 2021, from $8.0 million reported for the same period in 2020. General and administrative expenses increased due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. The remaining increase is due to higher professional fees.
Depreciation and Amortization.
Depreciation and amortization decreased $1.2 million, or 3%, to $44.0 million for the nine months ended September 30, 2021, from $45.2 million reported for the same period in 2020. The disposition of Cherry Creek resulted in a $1.8 million decrease to depreciation and amortization which was offset by the depreciation related to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021. The remaining properties were relatively unchanged.
Other Expense (Income)
Interest Expense.
Interest expense decreased $2.4 million, or 11%, to $18.4 million for the nine months ended September 30, 2021, from $20.8 million for the nine months ended September 30, 2020. The decrease was primarily attributable to the sale of Cherry Creek in February 2021 as the proceeds of the sale were used to repay debt.
Net Gain on the Sale of Real Estate Property.
 We recorded a net gain on the sale of real estate property of $47.4 million for the nine months ended September 30, 2021 related to the sale of Cherry Creek in February 2021.
Cash Flows
Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
Cash, cash equivalents and restricted cash were $70.2 million and $56.4 million as of September 30, 2021 and September 30, 2020, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $18.1 million to $65.7 million for the nine months ended September 30, 2021 compared to $47.6 million for the same period in 2020. The increase in cash provided by operating activities was primarily attributable to changes in working capital.
Cash flow from investing activities.
Net cash provided by investing activities increased by $74.8 million to $59.6 million for the nine months ended September 30, 2021 compared to $15.2 million used in investing activities for the same period in 2020. The increase in cash provided by investing activities was primarily due to the proceeds from the sale of the Cherry Creek property in February 2021 and deposits received for the anticipated sale of the Sorrento Mesa portfolio in the third quarter of 2021, which were recorded in restricted cash, partially offset by the acquisition of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021.
Cash flow to financing activities.
Net cash used in financing activities increased by $37.6 million to $101.1 million for the nine months ended September 30, 2021 compared to $63.5 million for the same period in 2020. The increase in cash used in financing activities was primarily due to higher repayment of borrowings, including the Midland Life Insurance loan, and lower net proceeds from borrowing for the nine months ended September 30, 2021.

Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $17.7 million of cash and cash equivalents and $52.5 million of restricted cash as of September 30, 2021.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility (our “Unsecured Credit Facility”) that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022 and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of September 30, 2021, we had approximately $88.0 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
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
30-day
LIBOR payments.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021, the Company delivered to D.A. Davidson & Co. notice of termination of the Agreements with D.A. Davidson & Co., which termination became effective on May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the nine months ended September 30, 2021.
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

Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of September 30, 2021, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2021	2022-2023	2024-2025	More than 5 years
Principal payments on mortgage loans	$606,174	$1,524	$143,078	$216,733	$244,839
Interest payments (1)	94,531	5,455	40,503	30,751	17,822
Tenant-related commitments	24,147	19,930	4,217	—	—
Lease obligations	31,349	96	1,838	1,540	27,875

Total	$756,201	$27,005	$189,636	$249,024	$290,536

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at September 30, 2021. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Off-Balance
Sheet Arrangements
As of September 30, 2021, we had a $4.2 million letter of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for a mortgage lender.
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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal, because as of September 30, 2021, approximately $468.2 million, or 77.2%, of our debt had fixed interest rates and approximately $138.0 million, or 22.8%, had variable interest rates. Of the $138.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 85.5% of our debt was fixed rate debt and 14.5% was variable rate debt as of September 30, 2021. A 10% increase in LIBOR would result in a nominal increase to our annual interest costs on debt outstanding as of September 30, 2021, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would result in a nominal decrease to our annual interest costs on debt outstanding as of September 30, 2021 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
Interest risk amounts are our management’s estimates based on our Company’s capital structure and were determined by considering the effect of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. We may take actions to further mitigate our exposure to changes in interest rates. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our Company’s financial structure. In addition, the uncertainty that exists with respect to the economic impact of the
COVID-19
pandemic introduced significant volatility in global financial markets and economies during and subsequent to the nine months ended September 30, 2021. The long-term impacts of such volatility on the Company are uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2021.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of September 30, 2021, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018).

3.2	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the SEC on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on September 30, 2016).

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 19, 2021, by and among CIO Sorrento Mesa Holdings, LLC, CIO 5910 Pacific Center, LLC and North Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2021).

10.2	Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 19, 2021, by and among CIO SM Land Holdings, LLC, CIO 9985 Pacific Heights, LLC and South Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 20, 2021).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT*

101.SCH	SCHEMA DOCUMENT*

101.CAL	CALCULATION LINKBASE DOCUMENT*

101.LAB	LABELS LINKBASE DOCUMENT*

101.PRE	PRESENTATION LINKBASE DOCUMENT*

101.DEF	DEFINITION LINKBASE DOCUMENT*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

†	Filed herewith.

*	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CITY OFFICE REIT, INC.
Date: November 3, 2021

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2021

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)