Form 10-Q
period 2019-06-30
City Office REIT, Inc.
filed 2022-01-24
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 29, 2019 was 39,647,063.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	June 30,	December 31,
	2019	2018
Assets
Real estate properties
Land	$224,837	$223,789
Building and improvement	762,537	704,113
Tenant improvement	86,374	77,426
Furniture, fixtures and equipment	285	319

	1,074,033	1,005,647
Accumulated depreciation	(86,475)	(70,484)

	987,558	935,163

Cash and cash equivalents	11,581	16,138
Restricted cash	19,295	17,007
Rents receivable, net	31,008	26,095
Deferred leasing costs, net	11,039	10,402
Acquired lease intangible assets, net	71,972	75,501
Other assets	17,141	2,755
Assets held for sale	—	17,370

Total Assets	$1,149,594	$1,100,431

Liabilities and Equity
Liabilities:
Debt	$709,670	$645,354
Accounts payable and accrued liabilities	22,960	25,892
Deferred rent	5,625	5,331
Tenant rent deposits	5,780	4,564
Acquired lease intangible liabilities, net	9,249	8,887
Other liabilities	19,512	11,148
Liabilities related to assets held for sale	—	878

Total Liabilities	772,796	702,054

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,647,063 and 39,544,073 shares issued and outstanding	396	395
Additional paid-in capital	377,937	377,126
Accumulated deficit	(114,565)	(92,108)

Total Stockholders’ Equity	375,768	397,413
Non-controlling interests in properties	1,030	964

Total Equity	376,798	398,377

Total Liabilities and Equity	$1,149,594	$1,100,431

Subsequent Events (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Rental and other revenues	$41,171	$30,236	78,291	61,770

Operating expenses:
Property operating expenses	14,526	11,748	28,370	23,374
General and administrative	3,362	1,966	5,660	3,943
Depreciation and amortization	14,604	11,771	29,022	23,665

Total operating expenses	32,492	25,485	63,052	50,982

Operating income	8,679	4,751	15,239	10,788
Interest expense:
Contractual interest expense	(7,502)	(5,081)	(14,645)	(10,269)
Amortization of deferred financing costs and debt fair value	(334)	(354)	(671)	(986)

	(7,836)	(5,435)	(15,316)	(11,255)
Net gain on sale of real estate property	478	—	478	46,980

Net income/(loss)	1,321	(684)	401	46,513
Less:
Net income attributable to non-controlling interests in properties	(165)	(114)	(334)	(249)

Net income/(loss) attributable to the Company	1,156	(798)	67	46,264
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,710)

Net (loss)/income attributable to common stockholders	$(699)	$(2,653)	$(3,643)	$42,554

Net (loss)/income per common share:
Basic	$(0.02)	$(0.07)	$(0.09)	$1.18

Diluted	$(0.02)	$(0.07)	$(0.09)	$1.17

Weighted average common shares outstanding:
Basic	39,640	36,132	39,603	36,103

Diluted	39,640	36,132	39,603	36,452

Dividend distributions declared per common share	$0.235	$0.235	$0.470	$0.470

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance - December 31, 2018	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$397,413	$964	$398,377
Restricted stock award grants and vesting	—	—	92	1	302	(83)	220	—	220
Common stock dividend distributions declared	—	—	—	—	—	(9,314)	(9,314)	—	(9,314)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	12	12
Distributions	—	—	—	—	—	—	—	(134)	(134)
Net income	—	—	—	—	—	(1,089)	(1,089)	169	(920)

Balance - March 31, 2019	4,480	$112,000	39,636	$396	$377,428	$(104,449)	$385,375	$1,011	$386,386

Restricted stock award grants and vesting	—	—	11	—	509	(99)	410	—	410
Common stock dividend distributions declared	—	—	—	—	—	(9,318)	(9,318)	—	(9,318)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	10	10
Distributions	—	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	1,156	1,156	165	1,321

Balance - June 30, 2019	4,480	$112,000	39,647	$396	$377,937	$(114,565)	$375,768	$1,030	$376,798

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance – December 31, 2017	4,480	$112,000	36,012	$360	$334,241	$(86,977)	$359,624	$208	$359,832
Restricted stock award grants and vesting	—	—	120	1	356	(72)	285	—	285
Common stock dividend distributions declared	—	—	—	—	—	(8,491)	(8,491)	—	(8,491)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	—	47,063	47,063	135	47,198

Balance – March 31, 2018	4,480	$112,000	36,132	$361	$334,597	$(50,332)	$396,626	$314	$396,940

Restricted stock award grants and vesting	—	—	1	—	412	(80)	332	—	332
Common stock dividend distributions declared	—	—	—	—	—	(8,491)	(8,491)	—	(8,491)
Preferred stock dividend distributions declared	—	—	—	—	—	(1,855)	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	43	43
Distributions	—	—	—	—	—	—	—	(135)	(135)
Net income	—	—	—	—	—	(798)	(798)	114	(684)

Balance - June 30, 2018	4,480	$112,000	36,133	$361	$335,009	$(61,556)	$385,814	$336	$386,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$401	$46,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,022	23,665
Amortization of deferred financing costs and debt fair value	671	986
Amortization of above/below market leases	(92)	(140)
Increase in straight-line rent/expense	(3,424)	(1,842)
Non-cash stock compensation	879	705
Net gain on sale of real estate property	(478)	(46,980)
Changes in non-cash working capital:
Rents receivable, net	(1,677)	(93)
Other assets	(1,082)	(3,034)
Accounts payable and accrued liabilities	(5,241)	(6,467)
Deferred rent	53	(2,042)
Tenant rent deposits	(394)	89

Net Cash Provided By Operating Activities	18,638	11,360

Cash Flows (to)/from Investing Activities:
Additions to real estate properties	(9,881)	(9,156)
Acquisition of real estate	(61,012)	(55,453)
Net proceeds from sale of real estate	33,941	84,839
Deferred leasing costs	(1,598)	(2,057)

Net Cash (Used In)/Provided By Investing Activities	(38,550)	18,173

Cash Flows from/(to) Financing Activities:
Debt issuance and extinguishment costs	(648)	(1,942)
Proceeds from mortgage loans payable	40,950	—
Repayment of mortgage loans payable	(2,327)	(34,121)
Proceeds from credit facility	55,000	82,000
Repayment of credit facility	(52,500)	(57,000)
Shares withheld for payment of taxes on restricted stock unit vesting	(246)	(86)
Contributions from non-controlling interests in properties	22	43
Distributions to non-controlling interests in properties	(290)	(165)
Dividend distributions paid to stockholders and Operating Partnership unitholders	(22,318)	(20,664)

Net Cash Provided By/(Used In) Financing Activities	17,643	(31,935)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,269)	(2,402)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	33,145	35,014

Cash, Cash Equivalents and Restricted Cash, End of Period	$30,876	$32,612

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	$11,581	$14,655
Restricted Cash, End of Period	19,295	17,957

Cash, Cash Equivalents and Restricted Cash, End of Period	$30,876	$32,612

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,696	$9,962
Purchases of additions in real estate properties included in accounts payable	$1,411	$3,380
Purchases of deferred leasing costs included in accounts payable	$160	$158
Debt assumed on acquisition of real estate	$22,473	$—

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

During the six months ended June 30, 2019 and 2018 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Cascade Station	June 2019	100%
Canyon Park	February 2019	100%
Pima Center	April 2018	100%

Each of the foregoing acquisitions were accounted for as asset acquisitions.

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2019 (in thousands):

	Canyon Park	Cascade Station	Total June 30, 2019
Land	$7,098	$—	$7,098
Buildings and improvements	36,619	25,141	61,760
Tenant improvements	1,797	2,080	3,877
Acquired intangible assets	8,109	3,134	11,243
Other assets	10	3,164	3,174
Debt	—	(697)	(697)
Accounts payable and other liabilities	(1,266)	(186)	(1,452)
Lease intangible liabilities	(1,297)	(220)	(1,517)

Net assets acquired	$51,070	$32,416	$83,486

The acquisition of the Cascade Station property was partially funded through an assumption of debt in the amount of $22.5 million.

The following table summarizes the Company’s allocation of the purchase price of assets acquired and liabilities assumed during the six months ended June 30, 2018 (in thousands):

Pima Center
Buildings and improvements	$42,235
Tenant improvements	2,898
Acquired intangible assets	10,691
Other assets	95
Accounts payable and other liabilities	(337)
Lease intangible liabilities	(129)

Net assets acquired	$55,453

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

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of June 30, 2019 and December 31, 2018 were comprised as follows (in thousands):

	Lease Intangible Assets					Lease Intangible Liabilities
June 30, 2019	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$11,924	$—	$86,640	$35,126	$133,690	$(14,359)	$(138)	$(14,497)
Accumulated amortization	(5,784)	—	(41,672)	(14,262)	(61,718)	5,210	38	5,248

	$6,140	$—	$44,968	$20,864	$71,972	$(9,149)	$(100)	$(9,249)

	Lease Intangible Assets					Lease Intangible Liabilities
December 31, 2018	Above Market Leases	Below Market Ground Lease(1)	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease(1)	Total
Cost	$10,595	$1,855	$82,474	$31,706	$126,630	$(12,925)	$(138)	$(13,063)
Accumulated amortization	(4,800)	(19)	(34,273)	(12,037)	(51,129)	4,140	36	4,176

	$5,795	$1,836	$48,201	$19,669	$75,501	$(8,785)	$(102)	$(8,887)

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

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2019	$10,192
2020	18,332
2021	15,022
2022	7,255
2023	4,393
Thereafter	7,529

$62,723

5. Debt

The following table summarizes the indebtedness as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Property	June 30, 2019	December 31, 2018	Interest Rate as of June 30, 2019 (1)		Maturity
Unsecured Credit Facility (2)	$150,000	$147,500	LIBOR +1.60	%(3)	March 2022
Midland Life Insurance (4)	86,142	86,973	4.34		May 2021
Mission City	47,000	47,000	3.78		November 2027
190 Office Center	41,152	41,250	4.79		October 2025
Canyon Park (5)	40,950	—	4.30		March 2027
Circle Point	39,650	39,650	4.49		September 2028
SanTan	34,347	34,682	4.56		March 2027
Intellicenter	33,227	33,481	4.65		October 2025
The Quad	30,600	30,600	4.20		September 2028
FRP Collection	29,288	29,589	3.85		September 2023
2525 McKinnon	27,000	27,000	4.24		April 2027
Cascade Station	22,474	—	4.55		May 2024
Greenwood Blvd	22,425	22,425	4.60		December 2025
5090 N 40th St	22,000	22,000	3.92		January 2027
AmberGlen	20,000	20,000	3.69		May 2027
Lake Vista Pointe	17,882	18,044	4.28		August 2024
Central Fairwinds	17,712	17,882	4.00		June 2024
FRP Ingenuity Drive	17,000	17,000	4.44		December 2024
Carillon Point	16,154	16,330	3.50		October 2023

Total Principal	715,003	651,406
Deferred financing costs, net	(6,030)	(6,052)
Unamortized fair value adjustments	697	—

Total	$709,670	$645,354

(1)	All interest rates are fixed interest rates with the exception of the unsecured credit facility (“Unsecured Credit Facility”) as explained in footnote 2 below.
(2)

As of June 30, 2019, the Unsecured Credit Facility had $250 million authorized with $150 million drawn and a $5.3 million letter of credit to satisfy escrow requirements for a mortgage lender. On March 15, 2018, the Company entered into a $250 million Unsecured Credit Facility, which includes an accordion feature that will permit the Company to borrow up to $500 million, subject to customary terms and conditions. The Unsecured Credit Facility matures in March 2022, which may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility will bear interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(3)	As of June 30, 2019, the one month LIBOR rate was 2.40%.
(4)	The mortgage loan is cross-collateralized by DTC Crossroads, Cherry Creek and City Center.
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

The scheduled principal repayments of debt as of June 30, 2019 are as follows (in thousands):

2019	$2,692
2020	6,186
2021	89,125
2022	156,165
2023	47,822
Thereafter	413,013

$715,003

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

As of each of June 30, 2019 and December 31, 2018, the Company did not have any hedges or derivatives.

Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $580.7 million and $503.3 million as of June 30, 2019 and December 31, 2018, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreement

For the six months ended June 30, 2019 and 2018, the Company earned $0.3 million and $0.4 million, respectively, in administrative services performed for Second City Real Estate II Corporation and its affiliates (collectively, “Second City”). Also during the six months ended June 30, 2019, the Company was assigned a purchase contract which had been entered into by an entity affiliated with principals of Second City, which principals are also officers of the Company. The Company subsequently assigned the purchase contract to a third party during the six months ended June 30, 2019. The Company paid no consideration to the related party for the contract other than return of deposits which the Company subsequently recovered from a third party in addition to an assignment fee. The Company recognized income of $2.6 million on the assignment of the purchase contract to the third party, which was recorded in rental and other revenues on the condensed consolidated statement of operations.

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

For the three and six months ended June 30, 2019, the Company recognized $38.5 million and $75.6 million, respectively, of rental and other revenue related to its operating leases (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Fixed payments	$32,861	$65,060
Variable payments	5,646	10,526

	$38,507	$75,586

Future minimum lease payments to be received by the Company as of June 30, 2019 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2019	$60,208
2020	113,808
2021	102,819
2022	85,402
2023	67,284
Thereafter	143,674

$573,195

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate. Seven state government tenants currently have the exercisable right to terminate their leases if the applicable state legislature does not appropriate rent in its annual budget. The Company has determined that the occurrence of any government tenant not being appropriated the rent in the applicable annual budget is a remote contingency and accordingly recognizes lease revenue on a straight-line basis over the respective lease term. These tenants represent approximately 8.2% of the Company’s total future minimum lease payments as of June 30, 2019.

Lessee Accounting

As a lessee, the Company has ground and office leases classified as operating leases and one office lease classified as a financing lease. Upon adoption of Topic 842, on January 1, 2019, the Company recognized right-of-use assets of $9.2 million and lease liabilities of $7.2 million. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of the below market ground lease intangible asset, which was included within the right-of-use assets recognized upon transition. As of June 30, 2019, these leases had remaining terms of 2 to 70 years and a weighted average remaining lease term of 56 years. Operating and financing right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

As of June 30, 2019
Right-of-use asset – operating leases	$13,215
Lease liability – operating leases	$8,250
Right-of-use asset – financing leases	$91
Lease liability – financing leases	$90

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

Operating lease expense for the three and six months ended June 30, 2019 was $0.2 million and $0.4 million, respectively. Financing lease expense for the three and six months ended June 30, 2019 was nominal.

Future minimum lease payments to be paid by the Company as a lessee as of June 30, 2019 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2019	$303	$13
2020	782	27
2021	781	27
2022	741	27
2023	659	4
Thereafter	27,277	—

Total future minimum lease payments	30,543	98
Discount	(22,293)	(8)

Total	$8,250	$90

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2019, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Common Stock and Common Unit Distributions

On June 14, 2019, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.235 per common share for the quarterly period ended June 30, 2019. The dividend was paid subsequent to quarter end on July 25, 2019 to common stockholders and common unitholders of record as of the close of business on July 11, 2019, resulting in an aggregate payment of $9.3 million.

Preferred Stock Distributions

On June 14, 2019, the Company’s Board of Directors approved and the Company declared a cash dividend of $0.4140625 per preferred share for the quarterly period ended June 30, 2019. The dividend was paid subsequent to quarter end on July 25, 2019 to preferred stockholders of record as of the close of business on July 11, 2019, resulting in an aggregate payment of $1.9 million.

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

During the six months ended June 30, 2019, 162,500 restricted stock units (“RSUs”) were granted to executive officers, directors and certain non-executive employees with a fair value of $1.8 million. The awards will vest in three equal, annual installments on each of the first three anniversaries of the date of grant. For the three and six months ended June 30, 2019, the Company recognized net compensation expense of $0.5 million and $0.9 million, respectively, related to the RSUs. For the three and six months ended June 30, 2018 the Company recognized net compensation expense of $0.3 million and $0.7 million, respectively, related to the RSUs.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. These forward looking statements may be identified by the use of words including “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar terms and phrases. These forward looking statements are subject to a number of known and unknown risks, uncertainties and other factors that are difficult to predict and which could cause our actual future results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These risks, uncertainties and other factors include, among others:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	demand for and market acceptance of our properties for rental purposes;

•	defaults on or non-renewal of leases by tenants;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to qualify and maintain our status as a real estate investment trust (“REIT”);

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general;

•	uncertaintly regarding the Company’s obligations under its floating rate debt instruments upon discontinuation of LIBOR;

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

Revenue Base

As of June 30, 2019, we owned 27 properties comprised of 65 office buildings with a total of approximately 5.7 million square feet of net rentable area (“NRA”). As of June 30, 2019, our properties were approximately 93.4% leased.

Office Leases

Historically, most leases for our properties were on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in our Lake Vista Pointe, FRP Ingenuity Drive, Sorrento Mesa, and Canyon Park properties have triple net leases. Certain tenants at AmberGlen, Superior Pointe, FRP Collection, 2525 McKinnon, Circle Point, The Quad and Cascade Station have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are full-service gross leases.

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

Our Properties

As of June 30, 2019, we owned 27 office complexes comprised of 65 office buildings with a total of approximately 5.7 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of June 30, 2019 (properties listed by descending NRA by market).

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(1)	Annualized Base Rent(2) ($000s)
Phoenix, AZ (21.3% of NRA)	Pima Center	100.0%	272	96.5%	$27.15	$27.15	$7,122
	SanTan	100.0%	267	98.6%	$27.67	$27.67	$7,272
	5090 N 40th St	100.0%	175	95.8%	$28.96	$28.96	$4,848
	Camelback Square	100.0%	173	80.8%	$29.24	$29.24	$4,092
	The Quad	100.0%	163	100.0%	$28.14	$28.39	$4,587
	Papago Tech	100.0%	163	100.0%	$21.85	$21.85	$3,556

Denver, CO (18.3%)	Cherry Creek	100.0%	356	100.0%	$18.53	$18.53	$6,591
	Circle Point	100.0%	272	98.8%	$17.46	$30.36	$4,692
	DTC Crossroads	100.0%	189	53.7%	$26.24	$26.24	$2,665
	Superior Pointe	100.0%	151	96.5%	$17.66	$29.17	$2,579
	Logan Tower	100.0%	72	73.3%	$21.62	$21.62	$1,139

Tampa, FL (18.2%)	Park Tower	94.8%	471	93.5%	$24.45	$24.45	$10,761
	City Center	95.0%	241	94.7%	$25.40	$25.40	$5,807
	Intellicenter	100.0%	204	100.0%	$23.99	$23.99	$4,881
	Carillon Point	100.0%	124	100.0%	$28.06	$28.06	$3,485

Orlando, FL (12.6%)	FRP Collection	95.0%	272	84.5%	$24.29	$26.17	$5,575
	Central Fairwinds	97.0%	168	89.5%	$24.49	$24.49	$3,685
	Greenwood Blvd	100.0%	155	100.0%	$22.75	$22.75	$3,527
	FRP Ingenuity Drive	100.0%	125	100.0%	$21.50	$29.50	$2,677

San Diego, CA (10.2%)	Sorrento Mesa	100.0%	296	85.3%	$25.19	$31.19	$6,360
	Mission City	100.0%	286	95.6%	$35.14	$35.14	$9,603

Dallas, TX (10.1%)	190 Office Center	100.0%	303	89.5%	$25.64	$25.64	$6,960
	Lake Vista Pointe	100.0%	163	100.0%	$16.00	$24.00	$2,613
	2525 McKinnon	100.0%	111	90.4%	$28.04	$45.04	$2,822

Portland, OR (5.8%)	AmberGlen	76.0%	201	96.9%	$21.30	$23.89	$4,151
	Cascade Station	100.0%	128	100.0%	$26.37	$32.38	$3,363

Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$21.20	$29.20	$4,384

Total / Weighted Average – June 30, 2019 (3)			5,708	93.4%	$24.36	$27.00	$129,797

(1)

For FRP Ingenuity Drive, Lake Vista Pointe, 2525 McKinnon, Sorrento Mesa, and Canyon Park the annualized base rent per square foot on a triple net basis was increased by $8, $8, $17, $6, and $8 respectively, to estimate a gross equivalent base rent. AmberGlen has a net lease for one tenant which has been grossed up by $7 on a pro rata basis. Superior Pointe has net leases for eight tenants which have been grossed up by $12 on a pro-rata basis. FRP Collection has net leases for five tenants which have been grossed up by $9 on a pro-rata basis. Circle Point has net leases for fourteen tenants which have been grossed up by $13 on a pro-rata basis. The Quad has one tenant with a net lease, which has been grossed up by $8 on a pro-rata basis. Cascade Station has net leases for six tenants which have been grossed up by $7 on a pro-rata basis.

(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2019 by (ii) 12.
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

Results of Operations

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

Rental and Other Revenues. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $11.0 million, or 36%, to $41.2 million for the three months ended June 30, 2019 compared to $30.2 million for the three months ended June 30, 2018. Of this increase, $2.1 million was from the acquisition of Circle Point in July 2018, $1.4 million was from the acquisition of The Quad in July 2018, $1.2 million was from the acquisition of Greenwood Blvd in December 2018, $1.2 million was from the acquisition of Camelback Square in December 2018, $1.4 million was from the acquisition of Canyon Park in February 2019 and $0.2 million was from the acquisition of Cascade Station in June 2019. Revenue from Central Fairwinds, Park Tower, Mission City and FRP Collection also increased by $0.1 million, $0.3 million, $0.3 million and $0.2 million, respectively, as a result of increased average occupancy over the prior-year period. Partially offsetting these increases, Plaza 25 decreased by $0.7 million due to the sale of the property in February 2019. The remaining properties’ revenues were modestly higher in comparison to the prior-year period primarily as a result of modest mark-to-market increases in rents upon renewal. Other revenues benefited from a one-time payment of $2.6 million received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Upon adoption of Topic 842, prior year amounts disclosed in rental income, expense reimbursement, and other have been combined into a single line to conform to current period presentation.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $7.0 million, or 27%, to $32.5 million for the three months ended June 30, 2019, from $25.5 million for the three months ended June 30, 2018, primarily due to the acquisitions described above. Total operating expenses increased by $1.9 million, $0.9 million, $0.8 million, $1.1 million, $0.7 million and $0.2 million, respectively, from the acquisitions of Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park and Cascade Station properties. Park Tower operating expenses also increased by $0.3 million due to the higher occupancy at that property. Plaza 25 operating expenses decreased by $0.8 million due to its sale in February 2019. General and Administrative Expenses increased by approximately $1.4 million, of which $1.1 million was the result of one-time expenses and accruals incurred as a result of the assignment fee income earned during the quarter and the balance related to higher payroll costs. The remaining operating expenses were modestly higher in comparison to the prior year primarily due to higher occupancy at the properties.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $2.8 million, or 24%, to $14.5 million for the three months ended June 30, 2019 from $11.7 million for the three months ended June 30, 2018. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park and Cascade Station contributed an additional $0.9 million, $0.3 million, $0.4 million, $0.4 million, $0.2 million and $0.1 million, respectively, in additional property operating expenses. Park Tower operating expenses also increased by $0.2 million due to the higher occupancy at that property. Plaza 25 decreased by $0.4 million due to the sale of that property in February 2019. The remaining property operating expenses aggregate to a net $0.7 million increase in comparison to the prior-year period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $1.4 million, or 71%, to $3.4 million for the three months ended June 30, 2019 compared to $2.0 million for the three months ended June 30, 2018. Of this increase, $1.1 million can be attributed to the one-time expenses and accruals incurred as a result of the assignment fee income earned during the quarter as described above and the balance of the increase is primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $2.8 million, or 24%, to $14.6 million for the three months ended June 30, 2019 compared to $11.8 million for the three months ended June 30, 2018, primarily due to the addition of the Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park and Cascade Station properties partially offset by a decrease at Plaza 25 due to the sale of the property.

Other Expense (Income)

Interest Expense. Interest expense increased $2.4 million, or 44%, to $7.8 million for the three months ended June 30, 2019, compared to $5.4 million for the three months ended June 30, 2018. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Circle Point, The Quad, Greenwood Blvd, Canyon Park and Cascade Station property level debt increased by $0.5 million, $0.3 million, $0.3 million, $0.4 million and $0.1 million, respectively, and the interest on the line of credit increased by $1.1 million as a result of acquisitions funded by our $250 million Unsecured Credit Facility. These increases were partially offset by a $0.2 million decrease in the Plaza 25 debt as a result of its sale and the extinguishment of its property level debt.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Rental and Other Revenues. Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $16.5 million, or 27%, to $78.3 million for the six months ended June 30, 2019 compared to $61.8 million for the six months ended June 30, 2018. Of this increase, $1.8 million was attributable to the acquisition of Pima Center in April 2018, $4.1 million from the acquisition of Circle Point in July 2018, $2.8 million from the acquisition of The Quad in July 2018, $2.3 million from the acquisition of Greenwood Blvd in December 2018, $2.4 million from the acquisition of Camelback Square in December 2018, $2.0 million from the acquisition of Canyon Park in February 2019 and $0.2 million from the acquisition of Cascade Station in June 2019. Revenue from Central Fairwinds, Park Tower, Mission City and FRP Collection also increased by $0.4 million, $0.7 million, $0.4 million and $0.3 million, respectively, as a result of increased average occupancy over the prior year. Partially offsetting these increases, Washington Group Plaza decreased by $1.7 million due to the sale of the property in March 2018 and Plaza 25 decreased by $1.0 million due to the sale of the property in February 2019. Revenue from DTC Crossroads decreased $0.4 million as a result of decreased occupancy over the prior year and Sorrento Mesa also decreased by $1.2 million as a result of the termination fee payment received in the prior year. The remaining properties’ revenues were modestly higher in comparison to the prior year primarily as a result of modest mark-to-market increases in rents upon renewal. Other Revenues benefited from a one-time payment of $2.6 million received as consideration for the assignment of a purchase contract. The assignment fee originated through our administrative services relationship. Upon adoption of Topic 842, prior year amounts disclosed in rental income, expense reimbursement, and other have been combined into a single line to conform to current period presentation.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $12.1 million, or 24%, to $63.1 million for the six months ended June 30, 2019, from $51.0 million for the six months ended June 30, 2018, primarily due to the acquisitions described above. Total operating expenses increased by $1.8 million, $4.0 million, $1.9 million, $1.5 million, $2.1 million, $1.0 million and $0.2 million, respectively, from the acquisitions of Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park and Cascade Station properties. Park Tower operating expenses also increased by $0.5 million due to the higher occupancy at that property. Washington Group Plaza operating expenses decreased by $0.8 million due to its sale in March 2018 and Plaza 25 operating expenses decreased by $1.3 million due to its sale in February 2019. The remaining operating expenses were modestly higher in comparison to the prior-year period primarily due to higher occupancy at the properties.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $5.0 million, or 21%, to $28.4 million for the six months ended June 30, 2019 from $23.4 million for the six months ended June 30, 2018. The increase in property operating expenses was primarily due to the acquisitions described above. The acquisition of the Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park and Cascade Station contributed an additional $0.6 million, $2.0 million, $0.7 million, $0.8 million, $0.7 million, $0.3 million and $0.1 million, respectively, in additional property operating expenses. Park Tower operating expenses also increased by $0.2 million due to the higher occupancy at that property. Washington Group Plaza decreased by $0.8 million due to the sale of that property in March 2018 and Plaza 25 decreased by $0.7 million due to the sale of that property in February 2019. The remaining property operating expenses aggregate to an overall $1.1 million increase in comparison to the prior-year period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors as well as non-cash stock-based compensation expenses. General and administrative expenses increased $1.8 million, or 44%, to $5.7 million for the six months ended June 30, 2019 compared to $3.9 million for the six months ended June 30, 2018. Of this increase, $1.1 million can be attributed to the one-time expenses and accruals incurred as a result of the assignment fee income earned during the six months ended June 30, 2019 as described above and the balance of the increase was primarily attributable to higher payroll costs.

Depreciation and Amortization. Depreciation and amortization increased $5.3 million, or 23%, to $29.0 million for the six months ended June 30, 2019 compared to $23.7 million for the six months ended June 30, 2018, primarily due to the addition of the Papago Tech, Pima Center, Circle Point, The Quad, Greenwood Blvd, Camelback Square, Canyon Park and Cascade Station properties and partially offset by a decrease at Washington Group Plaza and Plaza 25 due to the sale of those properties.

Other Expense (Income)

Interest Expense. Interest expense increased $4.0 million, or 36%, to $15.3 million for the six months ended June 30, 2019, compared to $11.3 million for the six months ended June 30, 2018. The increase was primarily due to interest expense related to acquisitions. Interest expense for the Circle Point, The Quad, Greenwood Blvd, Canyon Park and Cascade Station property level debt increased by $0.9 million, $0.6 million, $0.5 million, $0.6 million and $0.1 million, respectively, and the interest on the line of credit increased by $2.0 million as a result of acquisitions funded by our $250 million Unsecured Credit Facility. These increases were partially offset by a $0.2 million and $0.4 million, respective decrease in the Washington Group Plaza and Plaza 25 debt as a result of the sale of those properties and the extinguishment of its property level debt.

Cash Flows

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

Cash, cash equivalents and restricted cash were $30.9 million and $32.6 million as of June 30, 2019 and June 30, 2018, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $7.2 million to $18.6 million for the six months ended June 30, 2019 compared to $11.4 million for the six months ended June 30, 2018. The increase was primarily attributable to increased operating cash flows from acquired properties.

Cash flow to investing activities. Net cash used in investing activities increased by $56.8 million to $38.6 million for the six months ended June 30, 2019 compared to $18.2 million provided by investing activities for the six months ended June 30, 2018. The increase in cash used in investing activities was primarily due to the acquisition of Canyon Park and Cascade Station in 2019. Additionally, we realized lower proceeds from the sale of real estate in 2019 compared to 2018, which included proceeds from the sale of Washington Group Plaza in 2018.

Cash flow from financing activities. Net cash provided by financing activities increased by $49.5 million to $17.6 million for the six months ended June 30, 2019 compared to $31.9 million used in financing activities in the six months ended June 30, 2018. Cash flow provided by financing activities increased primarily due to higher proceeds from mortgage loans payable compared to 2018 and lower repayments of mortgage loans payable compared to 2018. The increase was partially offset by lower proceeds from credit facility in 2019 compared to 2018.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $11.6 million of cash and cash equivalents and $19.3 million of restricted cash as of June 30, 2019.

On March 15, 2018 the Company entered into a $250 million Unsecured Credit Facility, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. Our Unsecured Credit Facility matures in March 2022, and may be extended to March 2023 at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 140 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of June 30, 2019, we had approximately $150.0 million outstanding under our Unsecured Credit Facility and a $5.3 million letter of credit to satisfy escrow requirements for a mortgage lender.

The Company and the Operating Partnership previously entered into the amended equity distribution agreements (collectively, the “EDAs”) with the sales agents named therein (collectively, the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 8,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals. Pursuant to the EDAs, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, with the prior consent of the Company, in privately negotiated transactions. The Sales Agents will be entitled to compensation of up to 2.0% of the gross proceeds of shares sold through the Sales Agents from time to time under the EDAs. The Company has no obligation to sell any of the shares under the EDAs and may at any time suspend solicitations and offers under, or terminate, the EDAs. The Company did not make any sales of securities under the EDAs during the six months ended June 30, 2019.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of June 30, 2019, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2019	2020-2021	2022-2023	More than 5 years
Principal payments on mortgage loans	$715,003	$2,692	$95,311	$203,987	$413,013
Interest payments (1)	162,109	15,110	57,650	40,589	48,760
Tenant-related commitments	10,907	5,890	4,418	599	—
Operating and financing lease obligations	30,641	316	1,617	1,431	27,277

Total	$918,660	$24,008	$158,996	$246,606	$489,050

(1)	Contracted interest on the floating rate debt was calculated based on our Unsecured Credit Facility balance and interest rate at June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had a $5.3 million letter of credit outstanding under our Unsecured Credit Facility to satisfy escrow requirements for a mortgage lender.

Inflation

Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have used, and will use, derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2019, our Company did not have any outstanding derivatives.

The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. We consider our interest rate exposure to be minimal because as of June 30, 2019, approximately $565.0 million, or 79.0%, of our debt had fixed interest rates and approximately $150.0 million, or 21.0%, had variable interest rates. A

10% increase in LIBOR would increase our annual interest costs by approximately $0.4 million on debt outstanding as of June 30, 2019, and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 10% decrease in LIBOR would decrease our annual interest costs by approximately $0.4 million on debt outstanding as of June 30, 2019, and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of June 30, 2019, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

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

We are subject to conflicts of interest arising out of our relationship with Second City and Clarity. As a result of the internalization of our former external advisor on February 1, 2016, we agreed to allow our management to continue to provide services to Second City under the terms of an administrative services agreement. In addition, the terms of the administrative services agreement and the employment agreements we entered into with each of our executive officers permit, under certain circumstances and subject to the oversight of our Board of Directors, our executive officers to advise or oversee new or additional funds in the future. On July 31, 2019, we, through an indirect, wholly-owned subsidiary, entered into a separate administrative services agreement with Clarity to provide administrative services to Clarity similar to those provided to Second City. These arrangements with Second City and Clarity may create potential conflicts of interests, including competition for the time and services of personnel that work for us and our affiliates

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On July 31, 2019, CIO Administrative Services, LLC (the “Service Provider”), an indirect, wholly-owned subsidiary of the Company, entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (collectively with their affiliates, “Clarity”), entities affiliated with the Company. James Farrar, the Company’s Chief Executive Officer, and Gregory Tylee, the Company’s President and Chief Operating Officer, are officers of the general partners of the Clarity funds and own equity interests in the Clarity funds. Pursuant to the Administrative Services Agreement, the Service Provider will provide various administrative services and support to Clarity as set forth in the Administrative Services Agreement. The annual payments made by Clarity to the Service Provider for these services under the Administrative Services Agreement will be a percentage of the management fees received by Clarity from Clarity’s managed funds and affiliates under Clarity’s governance documents according to a formula set forth in the Administrative Services Agreement.

In conjunction with the Company’s entry into the Administrative Services Agreement, on July 31, 2019, the Company, through a wholly-owned subsidiary, entered into an amendment to the Company’s employment agreements (collectively, the “Employment Agreement Amendments”) with each of James Farrar, the Company’s

Chief Executive Officer, Greg Tylee, the Company’s President and Chief Operating Officer, and Anthony Maretic, the Company’s Chief Financial Officer, Secretary and Treasurer. The Employment Agreement Amendments clarify that the Company’s executive officers may participate in the organization and administration of Clarity.

A committee consisting solely of the independent members of the Company’s Board of Directors approved the Company’s entry into the Administrative Services Agreement and the Employment Agreement Amendments. The foregoing descriptions of the Administrative Services Agreement and the Employment Agreement Amendments are not complete. Reference is made to the full text of the Administrative Services Agreement and each of the Employment Agreement Amendments filed as Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, and Exhibit 10.5, respectively, to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Amendment No. 1 to the City Officer REIT, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2019).

10.2	Administrative Services Agreement, dated July 31, 2019, by and among CIO Administrative Services, LLC, Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership. †

10.3	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and James Farrar.* †

10.4	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Gregory Tylee.* †

10.5	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Anthony Maretic.* †

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory Plan or arrangement
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

Date: August 1, 2019

	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2019

	By:	/s/ Anthony Maretic
Anthony Maretic
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)