Form 10-K
period 2021-12-31
City Office REIT, Inc.
filed 2022-02-25
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
filer, a smaller reporting
company
, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in
Rule 12b-2
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
of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was approximately $528.3 million, based on the closing sales price of $12.43 per share as reported on the New York Stock Exchange.
As of February 18, 2022, the registrant had 43,554,375 shares of common stock outstanding.
Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form
10-K
in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

•	defaults on or non-renewal of leases by tenants, including as a result of the ongoing COVID-19 pandemic;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates, including as a result of the ongoing COVID-19 pandemic;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements, vaccine mandates or actions in response to the COVID-19 pandemic;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”
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
Overview
We are an internally-managed corporation organized in the state of Maryland on November 26, 2013 focused on owning, operating and acquiring high-quality office properties located in
“18-hour
cities” in the Southern and Western United States. Our markets possess a number of attractive demographic and employment characteristics that we believe will lead to capital appreciation and growth in rental income at our properties. Our senior management team has extensive industry relationships and a proven track record in executing this strategy, which we believe provides a competitive advantage to our stockholders. We have elected to be taxed, and intend to continue to qualify, as a REIT for U.S. federal income tax purposes.
We believe that the vibrant characteristics of our markets and the quality of our portfolio positions us for attractive, long-term risk-adjusted returns. The cities in which we operate provide a high-quality standard of living, strong population and employment growth trends and a depth and diversity of local economies. Within our markets, we focus on acquiring properties that are well located, highly amenitized and positioned for long-term leasing success and value creation. We believe that we have a competitive advantage across our markets due to the strength of our existing portfolio holdings, our local relationships and our proven track record of execution.
During 2021, we executed strategic transactions to create value and transform our Company. We executed the sale of our life science portfolio in San Diego for $576.0 million, generating a gain on sale of $429.3 million. The proceeds from the sale were redeployed into three newly built, premier properties in Raleigh, Dallas and Phoenix, all of which are superior quality assets with an expected long-term, stable tenancy. The repositioning of our Company in 2021 has enhanced the scale and quality of our holdings and expanded our market footprint to add Raleigh to our portfolio.
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
As of December 31, 2021, we owned 61 office buildings with a total of approximately 6.2 million square feet of net rentable area (“NRA”) in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. We believe that our properties are high-quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant profile, including federal and state governmental agencies and national and regional businesses. As of December 31, 2021, our portfolio was approximately 84.9% occupied. Our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 4.9 years as of December 31, 2021. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants.
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
Drive Value Creation and Earnings per Share Growth:
We evaluate a range of strategies to create per share growth, including at the property level and through prudent capital allocation. In addition to driving rental revenue through strategic leasing, we also evaluate the opportunity to harvest value through dispositions and accretive redeployment of capital. We also evaluate and have executed prior share repurchase programs to buy back our shares at what we believe are significant discounts to their inherent value.
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
Lease Currently Vacant Space and Complete Strategic Lease Renewals:
As of December 31, 2021, our portfolio was approximately 84.9% occupied, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe we have been successful in enhancing the appeal of vacant spaces by completing improvements to vacant leasable space, creating or improving building amenities and renovating common areas. We also seek to create stable, long-term cash flow through strategic lease renewals at market rental rates.
Acquire Properties in Our Target Markets:
We seek to expand our portfolio through acquisitions of office properties located in vibrant
18-hour
cities. We believe that expanding the depth of our portfolio in our markets and adding new strategic markets with similar characteristics creates economies of scale and builds a more desirable portfolio. We use our management team’s market-specific knowledge to identify acquisitions that we believe offer cash flow stability and long-term value creation opportunities.
Leverage Strong Relationships of Our Management Team:
Our senior management team has extensive relationships within our markets, including with real estate owners, developers, operators and brokers. We have strong relationships with our local third-party property and leasing managers who typically operate a large number of properties in the submarkets and markets where our properties are located, providing economies of scale and local market insight. In addition, our management team has strong lending relationships with various banks and insurance companies.
Implement Property Enhancements and Cost-Saving Initiatives:
We actively pursue opportunities to enhance our properties through capital improvements initiatives to position them optimally within their competitive set. We also pursue cost reduction initiatives and use our scale to generate operating synergies.
2021 Highlights

•	Completed 1.0 million square feet of new and renewal leasing;

•	Closed the disposition of Cherry Creek in Denver, Colorado for $95.0 million generating a $47.4 million gain;

•	Strategically acquired two properties in San Diego, California for $43.3 million, which enhanced our Sorrento Mesa life science portfolio;

•	Closed the disposition of our Sorrento Mesa life science portfolio in San Diego, California for $576.0 million, generating a $429.3 million gain;

•	Acquired $613.5 million of high-quality office properties, including expanding our geographic footprint into Raleigh and deepening our presence in Phoenix and Dallas;

•	Increased our fourth quarter dividend 33.3% from $0.15 to $0.20 per share of common stock;

•	Collected over 99% of 2021 contractual base rent; and

•	Increased authorized borrowings of the unsecured credit facility (the “Unsecured Credit Facility”) from $300 million to $350 million.
Competition
We compete with other REITs (both public and private), public and private real estate companies, private real estate investors and lenders, both domestic and foreign, in acquiring properties. We also face competition in leasing or subleasing available properties to prospective tenants.
We believe that our management’s experience and relationships in, and local knowledge of, the markets in which we operate put us at a competitive advantage when seeking acquisitions. However, some of our competitors have greater resources than we do, or may have a more flexible capital structure when seeking to finance acquisitions. We also face competition in leasing or subleasing available properties to prospective tenants. Some real estate operators may be willing to enter into leases at lower contractual rental rates. However, we believe that the quality of our properties, the high caliber of our local management teams and our active property reinvestment strategy are attractive to tenants and serve as a competitive advantage.
Segment and Geographic Financial Information
During 2021, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in this Annual Report on Form
10-K.
Environmental Matters
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

Human Capital Resources
As of December 31, 2021, the Company employed 19 full-time employees. The Company believes that corporate social responsibility goes hand-in-hand
with business growth and maximizing returns for our investors. Social responsibility furthers our mission to be an upstanding corporate citizen within the real estate community. We take pride in our work culture and strive to create an environment where our employees feel valued and are compensated fairly. Our reputation for acting with integrity, discipline and transparency is essential to the successful execution of our business goals. Key areas of focus for the Company include:
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
Safe, active and healthy environment:
We offer modern, open and amenitized office space to our employees, which creates a positive and collaborative work environment. To promote health and wellness within our offices, we provide an annual employee fitness allowance, which allows all employees to be reimbursed for gym memberships, sports lessons or similar fitness-oriented expenses as well as a variety of other initiatives. To encourage intra-company team building, we hold team events regularly throughout the year and participate in community and charitable events.
Fair and Equitable Compensation:
We offer competitive employment compensation packages that strive to equitably reward employees’ contributions. We believe that recognizing special employee contributions creates an environment where team members are driven to achieve exceptional performance.
Availability of Reports Filed with the Securities and Exchange Commission
A copy of this Annual Report on Form
10-K,
as well as our Quarterly Reports on Form
10-Q,
current reports on Form
8-K
and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cioreit.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, Investment, and Nominating and Corporate Governance Committees of our Board of Directors are also available on our website at www.cioreit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 3210—666 Burrard Street, Vancouver, British Columbia, V6C 2X8. The Company may, from time to time, amend these charters and policies, and such amended charters and policies will be posted on the Company’s website. Our telephone number is +1 (604)
806-3366.
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

•	Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.

•	We may be unable to renew expiring leases or re-lease vacant space on a timely basis or on attractive terms.

•	We are dependent on our key personnel and the loss of such key personnel could materially adversely affect our business.

•	A decrease in demand for office space in our markets may have a material adverse effect on our financial condition and results of operations.

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

•
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

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

•	civil unrest, acts of war, cyber-attacks, terrorist attacks and natural disasters, including earthquakes, wind damage and floods, which may result in uninsured and underinsured losses.
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
At December 31, 2021, approximately 14.6%, 15.9% and 9.1% of our annualized base rent is scheduled to expire in 2022, 2023, and 2024, respectively, excluding month-to-month
leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. This risk has been increased by tenants working from home during the pandemic which has resulted in certain tenants re-evaluating
the size and/or
lay-out
of their existing leased premises. If
non-renewals
or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
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
As of December 31, 2021, approximately 26.9% of the base rental revenue of our properties was derived from our ten largest tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions, changes in the severity or duration of the
COVID-19
pandemic or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
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
The
COVID-19
pandemic has had, and a future outbreak of other highly infectious or contagious diseases could have, repercussions across regional and global financial markets and economies. The outbreak of
COVID-19
in many countries, including the United States, has contributed to significant volatility in economic activity and financial markets.
Certain states and cities, including where we own properties and where our principal place of business is located, have also reacted by instituting quarantines, restrictions on travel,
“stay-at-home”
rules, and restrictions on the types of businesses that may continue to operate. As certain states and cities begin to lift these rules and restrictions, the Company cannot predict whether the rules and restrictions will be re-implemented
as certain variants of the
COVID-19
virus emerge or when restrictions currently in place or modified restrictions in the future will expire. As a result, the
COVID-19
pandemic has negatively impacted and continues to negatively impact many industries and governmental operations directly or indirectly, including the industries in which the Company and its tenants operate. A number of our tenants have decreased use of their office spaces and, primarily earlier in the pandemic, requested rent deferral or rent abatements. To date, we have provided temporary relief to certain tenants in the form of rent deferral and rent abatements, the financial impacts of which have been immaterial to the Company. However, it is impossible to predict the extent to which future requests from tenants for rent deferrals, rent abatements or relief from other contractual obligations, or a failure to pay rent, as a result of, among others, changes in business behavior stemming from the ongoing
COVID-19
pandemic, the availability of government assistance programs, the efficacy and availability of vaccines or other remedies for
COVID-19,
the long-term economic impacts from the
COVID-19
pandemic or otherwise, may impact our financial condition, results of operations and cash flow.
Though our employees in our principal offices generally work from those offices, it is not possible to predict whether employees may in the future work remotely or may be required to work remotely due to
COVID-19.
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
Our total consolidated principal indebtedness, as of December 31, 2021, was approximately $658.5 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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
As of December 31, 2021, our principal indebtedness represented approximately 41.1% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or City Office REIT Operating Partnership, L.P. (our “Operating Partnership”) may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock or preferred stock.
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
In September 2019, in connection with the increase in authorized borrowings under our Unsecured Credit Facility from $250 million to $300 million, we entered into a five-year interest rate swap for a notional amount of $50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments. We have been incorporating LIBOR transition language in our existing floating rate instruments, including the Interest Rate Swap, when they are extended or refinanced.
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
As of December 31, 2021, the Interest Rate Swap was reported as a liability at its fair value of approximately $0.4 million, which is included in other liabilities on the Company’s consolidated balance sheet.

For the year ended December 31, 2021, the amount of realized losses reclassified to interest expense due to payments made to the swap counterparty was $0.6 million. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement. See Note 7 to our consolidated financial statements in this Annual Report on Form
10-K.
Changes in the method pursuant to which reference rates are determined and phasing out of LIBOR after 2021 may affect our financial results.
On March 5, 2021, the chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. In addition, based on guidance from US banking regulators, US financial institutions are not expected to enter into new U.S. Dollar LIBOR
(“USD-LIBOR”)
contracts after December 31, 2021, which means that any of our new borrowings after December 31, 2021, will be done at alternative rates. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement.
US regulators and the ARRC have recommended that all LIBOR-based instruments include robust fallback language dictating what rate will apply when LIBOR ends. The fallbacks recommended by the ARRC are different for various non-derivative
instruments, and not all
USD-LIBOR-based
instruments will incorporate the recommended fallbacks. The International Swaps and Derivatives Association (“ISDA”) has implemented fallback language and a protocol that will ensure
USD-LIBOR-based
derivatives amongst protocol participants fallback to compounded SOFR. We have opted into the ISDA 2020 IBOR Fallbacks protocol. However, the variations in fallback language in different financial instruments and the adoption of different replacement rates or methodologies in such fallback language could result in unexpected differences between our
USD-LIBOR-based
assets and our
USD-LIBOR-based
interest rate hedges. In addition, we may incur costs amending instruments not covered by the ISDA protocol or by clearinghouse rulebooks to implement fallbacks recommended by the ARRC. We may also decide not to amend, in which case we may bear the cost and risk of litigation. Some instruments, particularly consumer-facing adjustable-rate mortgages, are impractical to amend. With respect to those instruments, we may bear the cost and risk of litigation. Our lenders may be less willing to extend credit secured by assets that do not include robust fallbacks.
It is expected that switching existing financial instruments and hedging transactions from LIBOR to SOFR or other replacement rates will include a spread adjustment. ISDA has described the spread calculation methodology that will apply to derivatives that adopt the ISDA recommendations for derivatives, and the ARRC has recommended the same methodology for all
non-consumer
financial instruments. The adjustment calculation is intended to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread adjustment will be fair and accurate or that it will not result in higher interest costs.
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
In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, competition from other similar properties, our ability to provide or arrange for adequate maintenance, insurance and management and advisory services, increased operating costs (including real estate taxes), the attractiveness, location of the property, changes in market rental rates and region-specific legislation or political initiatives may adversely affect a property’s income and value. A rise in energy costs could result in higher operating costs, which may affect our results of operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. Events that could prevent us from raising or maintaining rents or cause us to reduce rents include layoffs, plant closings, relocations of significant local employers and other events reducing local employment rates, an oversupply of, or a lack of demand for, office space, a decline in household formation, the inability or unwillingness of tenants to pay rent increases, and geopolitical developments having a disproportionate effect on the markets in which we operate.
Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.
We have in the past
co-invested,
and may in the future
co-invest,
with third parties through partnerships, joint ventures or other structures, acquiring non-controlling
interests in, or sharing responsibility for managing the affairs of, a property, partnership, co-tenancy
or other entity. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, triggering of forced sale or buy-out
mechanisms, reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment or take action that could jeopardize our REIT status. The funding of our capital contributions may be dependent on proceeds from asset sales, credit facility advances and/or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may in specific circumstances be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses.
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
Environmental laws also:

•	may require the removal or upgrade of underground storage tanks;

•	regulate the discharge of storm water, wastewater and other pollutants;

•	regulate air pollutant emissions, including greenhouse gas emissions;

•	regulate hazardous materials’ generation, management and disposal; and

•	regulate workplace health and safety.
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
As of December 31, 2021, we owned four properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.
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
Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 5.6% of the base rental revenue from our properties as of December 31, 2021, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.
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
We may acquire properties in markets that are new to us, such as Raleigh, North Carolina. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced service providers. However, there can be no guarantee that all such risks will be eliminated.
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
We are subject to conflicts of interest arising out of our relationship with Second City and Clarity. As a result of the internalization of our former external advisor on February 1, 2016, we agreed to allow our management to continue to provide services to Second City under the terms of an administrative services agreement. In addition, the terms of the administrative services agreement and the employment agreements we entered into with each of our executive officers permit, under certain circumstances and subject to the oversight of our Board of Directors, our executive officers to advise or oversee new or additional funds in the future. On July 31, 2019, we, through an indirect, wholly owned subsidiary, entered into a separate administrative services agreement with Clarity to provide administrative services to Clarity similar to those provided to Second City. These arrangements with Second City and Clarity may create potential conflicts of interests, including competition for the time and services of personnel that work for us and our affiliates.
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
From time to time, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. Moreover, unless the property was disposed of or received in the exchange on or before such date, section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
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
At any time, the U.S. federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law, or the long-term effect of any future changes on REITs and their stockholders generally. We and our stockholders could be adversely affected by any change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.
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

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed or undiscovered environmental contamination;

•	claims by tenants, vendors or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
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
Climate change may result in extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our properties, business, results of operations and financial condition. Lastly, the physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.
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
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to
e-mails,
persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day
operations (including managing our building systems or those of our third-party providers that we rely on), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could, among other things:

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
As of December 31, 2021, we owned 26 office complexes comprised of 61 office buildings with a total of approximately 6.2 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of December 31, 2021.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (19.6% of NRA)	Pima Center	100.0%	272	68.0%	$28.21	$28.21	$5,214
	SanTan	100.0%	267	97.5%	$29.73	$29.73	$7,727
	5090 N. 40 th St	100.0%	176	91.1%	$30.76	$30.76	$4,921
	Camelback Square	100.0%	172	81.3%	$32.68	$32.68	$4,562
	The Quad	100.0%	163	97.4%	$30.65	$30.97	$4,866
	Papago Tech	100.0%	163	96.3%	$23.55	$23.55	$3,690
Tampa, FL (17.0%)	Park Tower	94.8%	472	74.5%	$26.95	$26.95	$9,487
	City Center	95.0%	243	83.6%	$27.61	$27.61	$5,605
	Intellicenter	100.0%	204	100.0%	$25.09	$25.09	$5,105
	Carillon Point	100.0%	124	88.0%	$29.33	$29.33	$3,207
Denver, CO (13.1%)	Denver Tech	100.0%	381	93.2%	$23.58	$27.69	$8,280
	Circle Point	100.0%	272	74.6%	$19.22	$33.08	$3,899
	Superior Pointe	100.0%	152	86.9%	$18.29	$31.29	$2,410
Dallas, TX (12.2%)	190 Office Center	100.0%	303	76.1%	$26.64	$26.64	$6,148
	The Terraces	100.0%	173	95.9%	$37.70	$57.70	$6,241
	Lake Vista Pointe	100.0%	163	100.0%	$17.00	$26.00	$2,777
	2525 McKinnon	100.0%	111	93.0%	$28.91	$47.91	$2,994
Orlando, FL (11.7%)	Florida Research Park	96.6%	397	91.5%	$23.71	$27.79	$8,589
	Central Fairwinds	97.0%	168	90.3%	$26.00	$26.00	$3,949
	Greenwood Blvd	100.0%	155	100.0%	$23.75	$23.75	$3,682
Portland, OR (5.4%)	AmberGlen	76.0%	203	98.4%	$22.90	$25.80	$4,564
	Cascade Station	100.0%	128	95.5%	$28.12	$30.13	$3,424
San Diego, CA (4.6%)	Mission City	100.0%	281	88.1%	$37.52	$37.52	$9,300
Seattle, WA (3.3%)	Canyon Park	100.0%	207	100.0%	$22.49	$26.49	$4,650

Total / Weighted Average—Excluding Recent Acquisitions in Lease-Up (3)			5,350	88.4%	$26.53	$29.90	$125,291
Raleigh, NC (8.1%)	Bloc 83	100.0%	495	62.3%	$36.13	$36.89	$11,133
Phoenix, AZ (5.0%)	Block 23	100.0%	307	62.0%	$21.12	$29.79	$4,022

Total / Weighted Average—December 31, 2021 (3)			6,152	84.9%	$26.93	$30.34	$140,446

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases for the year ended December 31, 2021.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2021 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy. Including contracted leases, occupancy was 80.7% at Bloc 83 and 94.5% at Block 23 as of December 31, 2021.

Lease Maturity Profile
The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.
Lease Maturity Schedule
(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2021.
(2)	6.0% represents the leases under contract but not yet in occupancy as of December 31, 2021.
The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2021, plus available space, for each of the calendar years ending December 31, 2022 to December 31, 2031 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.9 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of NRA	Annualized Base Rent (1) (000s)	Percentage of Total Properties Rent	Annualized Base Rent per Leased Square Foot Expiring (2)	Annualized Base Rent (including Rent Abatement at Dec 31, 2021)	Annualized Base Rent per Leased Square Foot Expiring (Including Rent Abatement at Dec 31, 2021)
Vacant	—	556	9.1%	—	—	—	—	—
Contracted	—	369	6.0%	—	—	—	—	—
2022	56	702	11.4%	20,561	14.6%	29.29	20,561	29.29
2023	67	828	13.5%	22,368	15.9%	27.01	22,233	26.85
2024	61	477	7.8%	12,835	9.1%	26.91	12,749	26.73
2025	39	450	7.3%	11,789	8.4%	26.20	11,590	25.76
2026	27	429	7.0%	10,946	7.8%	25.52	10,777	25.12
2027	27	647	10.5%	16,486	11.7%	25.48	15,400	23.80
2028	17	339	5.5%	8,095	5.8%	23.88	8,095	23.88
2029	14	501	8.1%	14,376	10.2%	28.69	14,376	28.69
2030	8	91	1.5%	2,959	2.1%	32.52	2,777	30.52
2031 & Thereafter	10	763	12.3%	20,031	14.4%	26.25	17,926	23.49

Total / Weighted Average	326	6,152	100.0%	$140,446	100.0%	$26.93	$136,484	$26.11

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month of December 31, 2021, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects rental payments for the month of December 31, 2021, multiplied by 12 and divided by the NRA of expiring lease.

ITEM 3.	LEGAL PROCEEDINGS
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
On February 18, 2022, the closing sale price of our common stock on the NYSE was $17.81. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. On February 18, 2022, we had 45 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
We generally intend to continue to declare quarterly dividends on our common stock, subject to the Board’s discretion and applicable law. The actual amount and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions, if any. From time to time, our board of directors may approve the repurchase of our shares of common stock or Series A Preferred Stock, par value $0.01 per share, through open market purchases or otherwise.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

Stock Performance Graph
The following graph sets forth the five-year cumulative stockholder return (assuming reinvestment of dividends) to our stockholders, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and two peer group indexes (MSCI US REIT Index and Dow Jones U.S. Real Estate Office Index). The stock performance graph assumes that $100 was invested on December 31, 2016. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. The Dow Jones U.S. Real Estate Index consists of publicly traded U.S. office REITs.
We have included the MSCI US REIT Index and the Dow Jones U.S. Real Estate Office Index because we believe that each is representative of the industry in which we compete and, therefore, each is relevant to an assessment of our performance.

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

Share repurchase activity under our share repurchase plans, on a trade date basis, for the three months ended December 31, 2021, was as follows:

Issuer Purchases of Equity Securities
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock Repurchased	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Plans	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Plans (1) (thousands)
October 1 – 31, 2021	—	$—	—	$50,000
November 1 – 30, 2021	—	—	—	50,000
December 1 – 31, 2021	—	—	—	50,000

Total	—	$—	—	$50,000

(1)	Represents approximate dollar value of shares that could have been purchased under the plans in effect at the end of the month.
There were no shares repurchased during the year ended December 31, 2021. During the year ended December 31, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million. There were no shares repurchased during the year ended December 31, 2019.
ITEM 6. [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of the City Office REIT, Inc. for the years ended December 31, 2021 and December 31, 2020.
As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to City Office REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including City Office REIT Operating Partnership L.P., a Maryland limited partnership of which we are the sole general partner and which we refer to in this section as our “Operating Partnership”, except where it is clear from the context that the term only means City Office REIT, Inc.
This management’s discussion and analysis of financial condition and results of operations (this “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in “Risk Factors” and included in other portions of this Annual Report on Form
10-K.
You should read the following MD&A in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Annual Report on Form
10-K.
We have omitted from this MD&A a detailed discussion of the year-over-year changes from the Company’s fiscal year 2019 as compared to fiscal year 2020, which can be found in the MD&A section in the Company’s annual report on Form
10-K
for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on February 25, 2021.
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

On May 10, 2021, the Company, through a wholly owned subsidiary of the Operating Partnership, closed on the acquisition of two properties, totaling 102,962 square feet in San Diego, California for $43.3 million.
On December 2, 2021, the Company sold the Sorrento Mesa portfolio in San Diego, California for a gross sales price of $576.0 million, resulting in an aggregate gain of $429.3 million net of disposal-related costs, which has been classified as a net gain on sale of real estate property in the consolidated statements of operations.
On December 6, 2021, the Company, through a wholly owned subsidiary of the Operating Partnership, closed on the acquisition of Block 23, a 307,030 square foot property in Phoenix, Arizona, for $150.0 million.
On December 9, 2021, the Company, through a wholly owned subsidiary of the Operating Partnership, closed on the acquisition of The Terraces, a 172,639 square foot property in Dallas, Texas, for $133.5 million.
On December 31, 2021, the Company, through a wholly owned subsidiary of the Operating Partnership, closed on the acquisition of Bloc 83, a 495,010 square foot property in Raleigh, North Carolina, for $330.0 million.
Indebtedness
On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) that provides for commitments of up to $300 million on the Unsecured Credit Facility and extends the term to November 2025. Combined with the Company’s existing five-year term loan (the “Term Loan”), the total authorized borrowings increased from $300 million to $350 million.
At December 31, 2021, the Company had $142.0 million outstanding under the Company’s Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
For additional information regarding these mortgage loans, the Unsecured Credit Facility, including the Company’s five-year $50 million term loan thereunder (the “Term Loan”) and the related five-year interest rate swap for a notional amount of $50 million to which the Company is a party (the “Interest Rate Swap”), please refer to “Liquidity and Capital Resources” below.
Revenue Base
As of December 31, 2021, we owned 26 properties comprised of 61 office buildings with a total of approximately 6.2 million square feet of net rentable area (“NRA”). As of December 31, 2021, our properties were approximately 84.9% leased.
Office Leases
Historically, most leases for our properties have been on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop,” whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in Canyon Park, Lake Vista Pointe, Superior Pointe, The Terraces and 2525 McKinnon properties have triple net leases. Certain tenants at AmberGlen, Block 23, Bloc 83, Florida Research Park, Circle Point, The Quad, Cascade Station and Denver Tech have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. Our remaining leases are predominately full-service gross leases.

Factors That May Influence Our Operating Results and Financial Condition
COVID-19
During the first quarter of 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of businesses and other facilities, and most of the markets in which our buildings are located have been or are subject to some form of pandemic-related restrictions. These forced closures and restrictions have had a volatile effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting some of our tenants’ ability to pay their rent.
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in 2021 was significantly lower than pre-pandemic
usage. Usage of our assets in the near future depends on the duration of the pandemic, the continued implementation and effectiveness of
COVID-19
vaccines and other therapeutics and corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the year ended December 31, 2021, as a result of
COVID-19
or governmental or tenant actions in response thereto, the Company granted rent relief to five tenants comprising approximately 0.2% of the Company’s occupied NRA, most often in the form of rent abatement. Although the rent abatements granted to date did not have a material impact on our rental revenue, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
We collected over 99% of contractually required base rents from our tenants for both the three months and fiscal year ended December 31, 2021. We granted rent relief for another approximately 0.1% of contractually required base rent from our tenants for both the three months and fiscal year ended December 31, 2021. We have developed dedicated teams and processes to evaluate non-payments
and rent relief requests. We may incur additional losses in future periods due to tenants that default on their leases, file for bankruptcy and/or otherwise experience significant financial difficulty as a result of the duration of the
COVID-19
pandemic, but the extent of those losses is impossible to predict given the fluidity of the pandemic and its uncertain impact on economic activity.
Leasing activity has generally been slow, and we believe it will continue to be impacted by the
COVID-19
pandemic until and unless tenants increase the utilization of their spaces. We have experienced and we expect that we will continue to experience slower new leasing, and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark,” could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and potentially impact the pricing and competitiveness for lease office space in our markets.
We believe economic conditions, leasing activity and acquisition prospects have improved substantially since the initial onset of the
COVID-19
pandemic and we will continue to actively evaluate business operations and strategies to optimally position ourselves. For a discussion of the impact of the
COVID-19
pandemic on our liquidity and balance sheet, see “Liquidity and Capital Resources” below.
The situation surrounding the
COVID-19
pandemic and additional variants that may spread remains fluid. As certain restrictions are lifted in various geographical locations through the U.S., we will continue to monitor and actively manage our response in collaboration with tenants, government officials and other third parties. Additional information about our response to the
COVID-19
pandemic and the impact on our business is included elsewhere in this MD&A.
Business and Strategy
We focus on owning and acquiring office properties in our footprint of growth markets in the Southern and Western United States. Our markets generally possess growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, generally low-cost
centers for business operations and a high quality of life. We believe these characteristics have made our markets particularly desirable in light of
COVID-19,
as evidenced by domestic net migration generally towards our geographic footprint. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate property and leasing managers to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation.
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
Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties. The
COVID-19
pandemic did not cause a material change in our operating expenses for the fiscal year ended December 31, 2021.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our
18-hour
cities to continue, there is no way for us to predict whether these trends will continue, especially in light of the potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the
COVID-19
pandemic will have on the short- and long-term demand for office space in our markets.
Critical Accounting Policies and Estimates
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
Recently Issued or Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (the “FASB”) established Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, by issuing Accounting Standards Update (“ASU”)
No. 2020-04
(“ASU
2020-04”).
ASU
2020-04
provides companies with optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. For contracts affected by reference rate reform, if certain criteria are met, companies can elect to not remeasure contracts at the modification date or reassess a previous accounting conclusion. Companies can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Further, in January 2021, the FASB issued ASU
No. 2021-01,
Reference Rate Reform (Topic 848)(“ASU
2021-01”).
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
In July 2021, the FASB issued ASU
No. 2021-05
(“ASU
2021-05”),
Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU
2021-05
requires lessors to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the pre-ASU
classification criteria, and sales-type or direct financing classification would result in a Day 1 loss. The ASU is effective for fiscal years beginning after December 15, 2021. The ASU may be early adopted and can be applied either retrospectively to leases that commenced or were modified on or after the adoption of ASU
No. 2016-02
or prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. The Company will adopt ASU
2021-05
prospectively on January 1, 2022. Historically our leases in which we are the lessor have been operating leases, and the adoption of ASU
2021-05
is not expected to have a material impact on our consolidated financial statements.
Results of Operations
Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $3.2 million, or 2%, to $164.0 million for the year ended December 31, 2021 compared to $160.8 million for the year ended December 31, 2020. Of this increase, the acquisitions of Block 23 and The Terraces in December 2021 contributed increases of $0.5 million, and $0.6 million, respectively. The Bloc 83 acquisition, which closed on December 31, 2021, did not have a material impact on the 2021 results. A further increase can be attributed to our Park Tower and SanTan properties, which recorded significant termination fee income during the year ended December 31, 2021, which increased revenue by $4.8 million and $2.1 million, respectively. Revenue also increased by $1.0 million due to a significant leasing transaction at our 7595 Tech property within our Denver Tech portfolio which increased occupancy and rental income. While our Sorrento Mesa portfolio was sold in December 2021, it contributed a $2.2 million increase to rental income over the prior year due to a combination of the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021 and lease renewals with existing tenants at significantly higher rates. Offsetting these increases, the disposition of Cherry Creek in February 2021 decreased revenue by $7.3 million. Revenue also decreased at Pima Center by $1.1 million due to an average decrease in occupancy year over year. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $1.4 million, or 1%, to $130.8 million for the year ended December 31, 2021, from $129.4 million for the year ended December 31, 2020. General and administrative expenses increased by $4.8 million over the prior year primarily due to a
one-time
$3.5 million employee bonus accrual incurred as a result of the Sorrento Mesa portfolio sale in December 2021. Further increases were attributable to the acquisitions during the year ended December 31, 2021, including the acquisition of Block 23 and The Terraces in December 2021 which contributed $0.5 million and $0.5 million, respectively. Total operating expenses for the Sorrento Mesa portfolio also increased by $0.4 million due in part to the acquisition of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021, partially offset by lower operating expenses from the existing buildings as a result of the sale of the Sorrento Mesa portfolio in December 2021. An increase of $0.8 million was attributable to the Denver Tech portfolio due to a combination of higher property operating expenses and depreciation and amortization. Offsetting these increases, the disposition of Cherry Creek resulted in a $4.5 million decrease in total operating expenses. The remaining expenses were relatively flat in comparison to the prior year.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses decreased by $0.3 million, or 1%, to $58.0 million for the year ended December 31, 2021, compared to $58.3 million for the year ended December 31, 2020. The disposition of Cherry Creek resulted in a $2.3 million decrease in expenses. Offsetting these decreases, an increase of $0.7 million, $0.2 million and $0.2 million, was attributable to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021, the acquisition of Block 23 in December 2021 and the acquisition of The Terraces in December 2021, respectively. The majority of the remaining properties’ expenses were marginally higher in comparison to the prior period resulting in a total increase of $0.9 million.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $4.8 million, or 45%, to $15.5 million for the year ended December 31, 2021, from $10.7 million reported in the prior year. General and administrative expenses increased primarily due to a one-time
$3.5 million employee bonus accrual incurred as a result of the Sorrento Mesa portfolio sale in December 2021. The remaining increase is due to higher professional fees.
Depreciation and Amortization.
Depreciation and amortization decreased $3.1 million, or 5%, to $57.3 million for the year ended December 31, 2021, from $60.4 million reported for the same period in 2020. The disposition of Cherry Creek resulted in a $2.3 million decrease to depreciation and amortization. This decrease was offset by the depreciation related to the acquisitions of two additional buildings adjacent to our Sorrento Mesa portfolio in May 2021, and the acquisitions of Block 23 and The Terraces in December 2021. The remaining properties’ depreciation expenses were marginally lower in comparison to the prior year.
Other Expense (Income)
Interest Expense.
Interest expense decreased $3.1 million, or 11%, to $24.6 million for the year ended December 31, 2021, from $27.7 million for the year ended December 31, 2020. The decrease was primarily attributable to the sale of Cherry Creek in February 2021 as the proceeds of the sale were used to repay debt. In December 2021, the proceeds from the sale of the Sorrento Mesa portfolio were used to acquire Block 23, The Terraces and Bloc 83 and thus did not have a significant impact on interest expense.
Net Gain on the Sale of Real Estate Property.
 We recorded a net gain on the sale of real estate property of $476.7 million for the year ended December 31, 2021 related to the sale of Cherry Creek in February 2021 and the sale of the Sorrento Mesa portfolio in December 2021 for net gains of $47.4 million and $429.3 million, respectively. In the prior year, we recorded a gain on sale of real estate property of $1.3 million related to the sale of the land parcel at the Circle Point property in July 2020.

Cash Flows
Comparison of Period Ended December 31, 2021 to Period Ended December 31, 2020
Cash, cash equivalents and restricted cash were $42.3 million and $46.0 million as of December 31, 2021 and December 31, 2020, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $13.3 million to $73.2 million for the year ended December 31, 2021 compared to $59.9 million for the year ended December 31, 2020. The increase was primarily attributable to increased operating cash flows from acquired properties offset by changes in working capital due to the sale of the Sorrento Mesa portfolio and Cherry Creek.
Cash flow to investing activities.
Net cash used in investing activities decreased by $10.4 million to $17.4 million for the year ended December 31, 2021 compared to $27.8 million for the year ended December 31, 2020. The decrease in cash used in investing activities was primarily due to acquisitions of real estate for the year ended December 31, 2021 compared to none for the year ended December 31, 2020, partially offset by higher proceeds from the sale of real estate in 2021 compared to 2020. The decrease was also due to lower additions to real estate properties in 2021 compared to 2020.
Cash flow to financing activities.
Net cash used in financing activities decreased by $14.2 million to $59.5 million for the year ended December 31, 2021 compared to $73.7 million for the year ended December 31, 2020. The decrease in cash used in financing activities was primarily due to repurchases of our common stock for the year ended December 31, 2020 compared to no repurchases of our common stock for the year ended December 31, 2021, partially offset by higher net proceeds from borrowings in 2020 compared to 2021.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $21.3 million of cash and cash equivalents and $20.9 million of restricted cash as of December 31, 2021.
On March 15, 2018, the Company entered into a credit agreement (the “Credit Agreement”) for our Unsecured Credit Facility that provided for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. The Company’s previous secured credit facility was replaced and repaid in full from the proceeds of our Unsecured Credit Facility. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) that provides for commitments of up to $300 million on the Unsecured Credit Facility. Our Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. Combined with the Company’s five-year term loan, described further below (the “Term Loan”), the total authorized borrowings increased from $300 million to $350 million. As of December 31, 2021, we had approximately $142.0 million outstanding under our Unsecured Credit Facility and approximately $4.2 million of letters of credit to satisfy escrow requirements for mortgage lenders.
On September 27, 2019, the Company entered into the five-year Term Loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the five-year Interest Rate Swap (the “Interest Rate Swap”) for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.

On June 16, 2017, the Company and the Operating Partnership previously entered into equity distribution agreements (collectively, the “Initial Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and BMO Capital Markets Corp. (collectively, the “Initial Sales Agents”), pursuant to which the Company may issue and sell from time to time shares of common stock and the Company’s 6.625% Series A Preferred Stock ( “Series A Preferred Stock”) through the Initial Sales Agents, acting as agents or principals (the “Prior ATM Program”). On November 1, 2018, the Company and the Operating Partnership entered into amendments (the “Initial Amendments”) to the Initial Agreements (as amended by the Amendments, the “Prior EDAs”) with each of the Initial Sales Agents to increase the number of shares of common stock issuable under the Prior ATM Program. The Company terminated the Prior EDAs effective February 25, 2020. The Company did not issue any shares of common stock or Series A Preferred Stock under the Prior ATM Program for the period beginning on January 1, 2020 through the date the Prior EDAs were terminated.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal year ended December 31, 2021.
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

Consolidated Indebtedness as of December 31, 2021
As of December 31, 2021, we had approximately $658.5 million of outstanding consolidated principal indebtedness, 70.8% of which is fixed rate debt. The following table sets forth information as of December 31, 2021 with respect to our outstanding indebtedness (in thousands).

Property	December 31, 2021	Interest Rate as of December 31, 2021 (1)	Maturity
Unsecured Credit Facility (3)(4)	$142,000	LIBOR +1.30% (2)	November 2025
Term Loan (3)	50,000	LIBOR +1.25% (2)	September 2024
Mission City	47,000	3.78%	November 2027
Canyon Park (5)	40,381	4.30%	March 2027
Circle Point	39,650	4.49%	September 2028
190 Office Center	39,581	4.79%	October 2025
SanTan	32,807	4.56%	March 2027
Intellicenter	31,883	4.65%	October 2025
The Quad	30,600	4.20%	September 2028
FRP Collection	27,535	3.10%	September 2023
2525 McKinnon	27,000	4.24%	April 2027
Greenwood Blvd	21,920	3.15%	December 2025
Cascade Station	21,581	4.55%	May 2024
5090 N. 40 th St	21,233	3.92%	January 2027
AmberGlen	20,000	3.69%	May 2027
Lake Vista Pointe	17,018	4.28%	August 2024
Central Fairwinds	16,707	3.15%	June 2024
FRP Ingenuity Drive	16,457	4.44%	December 2024
Carillon Point	15,185	3.10%	October 2023

Total Principal	658,538
Deferred financing costs, net	(5,223)
Unamortized fair value adjustments	333

Total	$653,648

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (“Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of December 31, 2021, the one-month LIBOR rate was 0.10%.
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

Credit Agreement

for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an

Amended and Restated Credit Agreement

for the Unsecured Credit Facility that provides for commitments of up to $300 million. Combined with the Company’s existing five-year Term Loan, the total authorized borrowings increased from $300 million to $350 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31, 2021, the Unsecured Credit Facility had $142.0 million drawn and $4.2 million of letters of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2021, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2022	2023-2024	2025-2026	More than 5 years
Principal payments on mortgage loans	$658,538	$6,427	$173,275	$238,533	$240,303
Interest payments (1)	96,544	22,368	40,914	25,451	7,811
Tenant-related commitments	30,100	30,100	—	—	—
Lease obligations	37,972	740	1,625	1,510	34,097

Total	$823,154	$59,635	$215,814	$265,494	$282,211

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at December 31, 2021. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Inflation
We believe that we are less susceptible to the negative economic effects that inflation may have on our industry due to the presence of expense pass through provisions in our leases and the predominance of fixed contractual interest rates on our indebtedness.
Substantially all of our office leases include expense reimbursements that provide for property operating expense escalations. In addition, most of the leases provide for fixed rent increases.
As of December 31, 2021, 70.8% of our outstanding consolidated indebtedness had a fixed contractual interest rate. A portion of the balance relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, 78.4% of our debt was fixed rate debt as of December 31, 2021.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. See Note 7 to our consolidated financial statements in Item 15 of this Annual Report on Form
10-K
for more information regarding our derivatives.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.

The Financial Conduct Authority (the authority that regulates LIBOR) has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR by June 30, 2023. The Alternative Reference Rates Committee (“AARC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for future use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We currently consider our interest rate exposure to be minimal because as of December 31, 2021, approximately $466.5 million, or 70.8%, of our debt had fixed interest rates and $192.0 million, or 29.2%, had variable interest rates. Of the $192.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, 78.4% of our debt was fixed rate debt and 21.6% was variable rate debt as of December 31, 2021. An increase of 1% in LIBOR would result in a $1.9 million increase to our annual interest costs on debt outstanding as of December 31, 2021 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in LIBOR, assuming a rate floor of 0%, would result in a nominal decrease to our annual interest costs on debt outstanding as of December 31, 2021 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2021, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year
period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year
period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated fair value of acquired land and buildings in an asset acquisition
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired $632,317 thousand of real estate properties during the year ended December 31, 2021, which have been accounted for as asset acquisitions. The cost of each acquisition, which includes any associated acquisition costs, is allocated to individual assets and liabilities assumed on a relative fair value basis. The fair value of the tangible assets of an acquired property (which includes land, buildings and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant.
We identified the evaluation of the estimated fair value of acquired land and buildings in an asset acquisition as a critical audit matter. Subjective auditor judgment was required to evaluate the estimates of fair value used in the purchase price allocation which required the assistance of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the allocation of the purchase price for property acquisitions. This included controls related to the determination of the fair value of acquired land and buildings. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated fair value of the acquired land, by comparing the Company’s estimates to our independently identified range of market transactions of comparable land, and the estimated fair value of the acquired buildings, by comparing the Company’s estimates to our independently developed ranges of estimated replacement cost of the acquired buildings using market data such as industry guides used for developing replacement building values.
/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2013.
Vancouver, Canada
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited City Office REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 25, 2022

City Office REIT, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31, 2021	December 31, 2020
Assets
Real estate properties
Land	$204,801	$204,289
Building and improvement	1,244,177	777,184
Tenant improvement	119,011	104,694
Furniture, fixtures and equipment	664	642

	1,568,653	1,086,809
Accumulated depreciation	(157,356)	(131,220)

	1,411,297	955,589

Cash and cash equivalents	21,321	25,305
Restricted cash	20,945	20,646
Rents receivable, net	30,415	32,968
Deferred leasing costs, net	20,327	16,829
Acquired lease intangible assets, net	68,925	44,143
Other assets	28,283	15,758
Assets held for sale	—	46,054

Total Assets	$1,601,513	$1,157,292

Liabilities and Equity
Liabilities:
Debt	$653,648	$677,242
Accounts payable and accrued liabilities	27,101	25,414
Deferred rent	11,600	7,295
Tenant rent deposits	6,165	4,801
Acquired lease intangible liabilities, net	10,872	6,035
Other liabilities	21,532	18,099
Liabilities related to assets held for sale	—	531

Total Liabilities	730,918	739,417

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of December 31, 2021 and 2020	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,554,375 and 43,397,117 shares issued and outstanding as of December 31, 2021 and 2020 respectively	435	433
Additional paid-in capital	482,061	479,411
Retained earnings/(accumulated deficit )	275,502	(172,958)
Accumulated other comprehensive loss	(382)	(1,960)

Total Stockholders’ Equity	869,616	416,926
Non-controlling interests in properties	979	949

Total Equity	870,595	417,875

Total Liabilities and Equity	$1,601,513	$1,157,292

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Rental and other revenues	$164,041	$160,840	$156,297
Operating expenses:
Property operating expenses	58,005	58,312	57,316
General and administrative	15,489	10,690	11,066
Depreciation and amortization	57,317	60,367	59,159

Total operating expenses	130,811	129,369	127,541

Operating income	33,230	31,471	28,756
Interest expense:
Contractual interest expense	(23,268)	(26,363)	(28,401)
Amortization of deferred financing costs and debt fair value	(1,332)	(1,326)	(1,325)

	(24,600)	(27,689)	(29,726)
Net gain on sale of real estate property	476,651	1,347	3,412

Net income	485,281	5,129	2,442
Less:
Net income attributable to non-controlling interests in properties	(886)	(602)	(644)

Net income attributable to the Company	484,395	4,527	1,798
Preferred stock distributions	(7,420)	(7,420)	(7,420)

Net income/(loss) attributable to common stockholders	$476,975	$(2,893)	$(5,622)

Net income/(loss) per common share:
Basic	$10.97	$(0.06)	$(0.13)

Diluted	$10.80	$(0.06)	$(0.13)

Weighted average common shares outstanding:
Basic	43,498	47,223	43,997

Diluted	44,145	47,223	43,997

Dividend distributions declared per common share	$0.65	$0.60	$0.94

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$485,281	$5,129	$2,442
Other comprehensive income/(loss):
Unrealized cash flow hedge gain/(loss)	989	(3,003)	821
Amounts reclassified to interest expense	589	328	(106)

Other comprehensive income/(loss)	1,578	(2,675)	715

Comprehensive income	486,859	2,454	3,157
Less:
Comprehensive income attributable to non-controlling interests in pr o perties	(886)	(602)	(644)

Comprehensive income attributable to the Company	$485,973	$1,852	$2,513

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—January 1, 2019	4,480	$112,000	39,544	$395	$377,126	$(92,108)	$—	$397,413	$964	$398,377
Restricted stock award grants and vesting	—	—	147	1	1,280	(374)	—	907	—	907
Net proceeds from sale of common stock	—	—	14,900	149	198,725	—	—	198,874	—	198,874
Common stock dividend distribution declared	—	—	—	—	—	(44,279)	—	(44,279)	—	(44,279)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	112	112
Distributions	—	—	—	—	—	—	—	—	(596)	(596)
Net income	—	—	—	—	—	1,798	—	1,798	644	2,442
Other comprehensive income	—	—	—	—	—	—	715	715	—	715

Balance—December 31, 2019	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132

Restricted stock award grants and vesting	—	—	170	2	2,531	(243)	—	2,290	—	2,290
Common stock repurchased	—	—	(11,364)	(114)	(100,251)	—	—	(100,365)	—	(100,365)
Common stock dividend distribution declared	—	—	—	—	—	(27,439)	—	(27,439)	—	(27,439)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	52	52
Distributions	—	—	—	—	—	—	—	—	(829)	(829)
Net income	—	—	—	—	—	4,527	—	4,527	602	5,129
Other comprehensive loss	—	—	—	—	—	—	(2,675)	(2,675)	—	(2,675)

Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875

Restricted stock award grants and vesting	—	—	157	2	2,650	(228)	—	2,424	—	2,424
Common stock dividend distribution declared	—	—	—	—	—	(28,287)	—	(28,287)	—	(28,287)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	286	286
Distributions	—	—	—	—	—	—	—	—	(1,142)	(1,142)
Net income	—	—	—	—	—	484,395	—	484,395	886	485,281
Other comprehensive income	—	—	—	—	—	—	1,578	1,578	—	1,578

Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595

The accompanying notes are an integral part
o
f these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$485,281	$5,129	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,317	60,367	59,159
Amortization of deferred financing costs and debt fair value	1,332	1,326	1,325
Amortization of above and below market leases	343	(17)	(27)
Straight-line rent/expense	(566)	(3,389)	(5,233)
Non-cash stock compensation	2,641	2,332	1,742
Net gain on sale of real estate property	(476,651)	(1,347)	(3,412)
Changes in non-cash working capital:
Rents receivable, net	(654)	(182)	(1,061)
Other assets	(345)	53	(330)
Accounts payable and accrued liabilities	451	(4,194)	(5,538)
Deferred rent	3,653	702	1,022
Tenant rent deposits	420	(857)	(590)

Net Cash Provided By Operating Activities	73,222	59,923	49,499

Cash Flows to Investing Activities:
Additions to real estate properties	(17,869)	(26,352)	(16,002)
Acquisition of real estate	(632,317)	—	(108,358)
Net proceeds from sale of real estate.	640,995	6,340	46,364
Deferred leasing costs	(8,190)	(7,791)	(3,926)

Net Cash Used In Investing Activities	(17,381)	(27,803)	(81,922)

Cash Flows (to)/from Financing Activities:
Proceeds from sale of common stock	—	—	198,874
Debt issuance and extinguishment costs	(2,506)	—	(1,008)
Proceeds from borrowings	180,000	130,000	154,750
Repayment of borrowings	(202,442)	(61,330)	(216,336)
Dividend distributions paid to stockh o lders	(33,506)	(41,178)	(48,163)
Distributions to non-controlling interests in properties	(1,142)	(829)	(596)
Shares withheld for payment of taxes on restricted stock unit vesting	(216)	(42)	(832)
Contributions from non-controlling interests in properties .	286	52	112
Repurchases of common stock	—	(100,365)	—

Net Cash (Used In)/Provided By Financing Activities	(59,526)	(73,692)	86,801

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(3,685)	(41,572)	54,378
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	45,951	87,523	33,145

Cash, Cash Equivalents and Restricted Cash, End of Period	$42,266	$45,951	$87,523

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	21,321	25,305	70,129
Restricted Cash, End of Period	20,945	20,646	17,394

Cash, Cash Equivalents and Restricted Cash, End of Period	$42,266	$45,951	$87,523

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,344	$26,454	$28,479
Purchase of additions in real estate properties included in accounts payable	$5,815	$7,640	$6,489
Purchase of deferred leasing costs included in accounts payable	$2,790	$289	$603
Debt assumed on acquisition of real estate	$—	$—	$22,473
The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
City Office REIT, Inc. (the “Company”) was organized in the state of Maryland on November 26, 2013. On April 21, 2014, the Company completed its initial public offering (“IPO”) of shares of the Company’s common stock. The Company contributed the net proceeds of the IPO to City Office REIT Operating Partnership, L.P., a Maryland limited partnership (the “Operating Partnership”), in exchange for common units of limited partnership interest in the Operating Partnershi
p

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
Leases
Lessors are required to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance
sheet and disclose key information about leasing arrangements. We determine if an arrangement is a lease at inception. Operating and financing right-of-use
assets and lease liabilities are included within other assets and other liabilities on the consolidated balance sheets.
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

Years
Buildings	28-59
Furniture, fixtures and equipment	4-10
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
Earnings per Common Share
The Company calculates net income per common share based upon the weighted average shares outstanding for the years ended December 31, 2021 and December 31, 2020 and December 31, 2019. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period.

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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (the “FASB”) established Topic 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, by issuing Accounting Standards Update (“ASU”)
No. 2020-04
(“ASU
2020-04”).
ASU
2020-04
provides companies with optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. For contracts affected by reference rate reform, if certain criteria are met, companies can elect to not remeasure contracts at the modification date or reassess a previous accounting conclusion. Companies can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. Further, in January 2021, the FASB issued ASU
No. 2021-01,
Reference Rate Reform (Topic 848) (“ASU
2021-01”).
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
In July 2021, the FASB issued ASU
No. 2021-05
(“ASU
2021-05”),
Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU
2021-05
requires lessors to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the pre-ASU
classification criteria, and sales-type or direct financing classification would result in a Day 1 loss. The ASU is effective for fiscal years beginning after December 15, 2021. The ASU may be early adopted and can be applied either retrospectively to leases that commenced or were modified on or after the adoption of ASU
No. 2016-02
or prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. The Company will adopt ASU
2021-05
prospectively on January 1, 2022. Historically the Company’s leases in which the Company is the lessor have been operating leases, therefore the adoption of ASU
2021-05
is not expected to have a material impact on the Company’s consolidated financial statements.
3. Rents Receivable, Net
The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2021	December 31, 2020
Billed receivables	$2,820	$2,239
Straight-line receivables	27,595	30,729

Total rents receivable	$30,415	$32,968

As of December 31, 2021, the Company’s allowance for doubtful accounts was $0.2 million. As of December 31, 2020, the Company’s allowance for doubtful accounts was $0.1 million.
4. Real Estate Investments
Acquisitions
During the years ended December 31, 2021, December 31, 2020 and December 31, 2019 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
Bloc 83	December 2021	100%
The Terraces	December 2021	100%
Block 23	December 2021	100%
5910 Pacific Center and 9985 Pacific Heights (1)	May 2021	100%
7601 Tech (2)	September 2019	100%
Cascade Station	June 2019	100%
Canyon Park	February 2019	100%

(1)
5910 Pacific Center and 9985 Pacific Heights were added to the existing Sorrento Mesa portfolio of properties (collectively “Sorrento Mesa”). The Sorrento Mesa portfolio was subsequently sold in December 2021.

(2)	Denver Tech is comprised of 7601 Tech and 7595 Tech (formerly “DTC Crossroads”).

Each of the foregoing acquisitions were accounted for as asset acquisitions.
The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2021 (in thousands):

	5910 Pacific Center and 9985 Pacific Heights	Block 23	The Terraces	Bloc 83	December 31, 2021
Land	$37,294	$—	$15,861	$18,956	$72,111
Building and improvements	2,979	115,747	101,455	280,313	500,494
Tenant improvements	917	2,375	6,431	5,075	14,798
Lease intangible assets	2,469	11,306	11,074	19,560	44,409
Other assets	19	10,627	15	291	10,952
Accounts payable and other liabilities	(319)	(1,914)	(319)	(463)	(3,015)
Lease intangible liabilities	(103)	(2,197)	(2,118)	(3,014)	(7,432)

Net assets acquired	$43,256	$135,944	$132,399	$320,718	$632,317

As part of the Block 23 acquisition, the Company was assigned an agreement from the prior owner for a billboard asset located at the property. The Company and a third party each hold a
50%

undivided interest in the billboard and the related debt associated with the asset. The Company has accounted for this arrangement under the equity method. As of the acquisition date, the fair value assigned to the equity method investment was

$0.3
million, which has been included in other assets. The Company’s interest in the asset and the debt are
 $0.6
million

and
 $0.3
million,

respectively.

The following table summarizes the Company’s allocations of the purchase price of assets acquired and liabilities assumed during the year ended December 31, 2019 (in thousands):

	Canyon Park	Cascade Station	7601 Tech	December 31, 2019
Land	$7,098	$—	$10,865	$17,963
Building and improvements	36,619	25,141	25,677	87,437
Tenant improvements	1,797	2,080	3,858	7,735
Lease intangible assets	8,109	3,134	7,401	18,644
Other assets	10	3,164	293	3,467
Debt	—	(697)	—	(697)
Accounts payable and other liabilities	(1,266)	(186)	(668)	(2,120)
Lease intangible liabilities	(1,297)	(220)	(79)	(1,596)

Net assets acquired	$51,070	$32,416	$47,347	$130,833

Consideration paid on acquisitions was in the form of cash and debt. The acquisition of the Cascade Station property was partially funded through an assumption of debt with a principal amount of $22.5 million at closing.
Sale of Real Estate Property
On December 2, 2021, the Company sold the Sorrento Mesa portfolio (“Sorrento Mesa”) in San Diego, California for a gross sales price of $576.0 million, resulting in an aggregate gain of $429.3 million net of $28.3 million of disposal-related costs. All the property gains have been classified as a net gain on sale of real estate property in the consolidated statements of operations.
On February 10, 2021, the Company sold the Cherry Creek property in Denver, Colorado for a gross sales price of $95.0 million, resulting in an aggregate gain of $47.4 million net of disposal-related costs.

On July 23, 2020, the Company sold a land parcel at the Circle Point property in Denver, Colorado for $6.5 million, resulting in an aggregate gain of $1.3 million net of disposal-related costs.
On December 12, 2019, the Company sold the Logan Tower property in Denver, Colorado for $12.6 million, resulting in an aggregate gain of $2.9 million net of disposal-related costs.
On May 7, 2019, the Company sold the 10455 Pacific Center building of the Sorrento Mesa property in San Diego, California for $16.5 million, resulting in an aggregate gain of $0.5 million net of disposal-related costs.
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
The property was classified as held for sale as of December 31, 2020 (in thousands):

Cherry Creek	December 31, 2020
Real estate properties, net	$40,849
Deferred leasing costs, net	150
Acquired lease intangible assets, net	2,256
Rents receivable, prepaid expenses and other assets	2,799

Assets held for sale	$46,054

Accounts payable, accrued expenses, deferred rent and tenant rent deposits	$(531)

Liabilities related to assets held for sale	$(531)

5. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of December 31, 2021 and December 31, 2020 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2021	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$21,147	$93,761	$39,345	$154,253	$(16,743)	$(138)	$(16,881)
Accumulated amortization	(9,627)	(56,987)	(18,714)	(85,328)	5,961	48	6,009

	$11,520	$36,774	$20,631	$68,925	$(10,782)	$(90)	$(10,872)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2020	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,894	$80,259	$30,284	$125,437	$(13,093)	$(138)	$(13,231)
Accumulated amortization	(8,497)	(55,636)	(17,161)	(81,294)	7,152	44	7,196

	$6,397	$24,623	$13,123	$44,143	$(5,941)	$(94)	$(6,035)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2022	$10,541
2023	9,278
2024	6,821
2025	6,548
2026	6,561
Thereafter	18,304

$58,053

6. Debt
The following table summarizes the outstanding

indebtedness as of December 31, 2021 and 2020 (in thousands):

Property	December 31, 2021	December 31, 2020	Interest Rate as of December 31, 2021 (1)		Maturity
Unsecured Credit Facility (3)(4)	$142,000	$75,000	LIBOR +1.30	% (2)	November 2025
Term Loan (3)	50,000	50,000	LIBOR +1.25	% (2)	September 2024
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (6)	40,381	40,950	4.30%		March 2027
Circle Point	39,650	39,650	4.49%		September 2028
190 Office Center	39,581	40,236	4.79%		October 2025
SanTan	32,807	33,444	4.56%		March 2027
Intellicenter	31,883	32,442	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	27,535	28,263	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	21,920	22,425	3.15%		December 2025
Cascade Station	21,581	21,952	4.55%		May 2024
5090 N. 40th St	21,233	21,640	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Lake Vista Pointe	17,018	17,375	4.28%		August 2024
Central Fairwinds	16,707	17,127	3.15%		June 2024
FRP Ingenuity Drive	16,457	16,736	4.44%		December 2024
Carillon Point	15,185	15,585	3.10%		October 2023
Midland Life Insurance (5)	—	83,537	—		—

Total Principal	658,538	680,962
Deferred financing costs, net	(5,223)	(4,195)
Unamortized fair value adjustments	333	475

Total	$653,648	$677,242

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (“Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of December 31, 2021, the one-month LIBOR rate was 0.10%.
(3)
In September 2019, the Company entered into a five-year $50 million Term Loan (the “Term Loan”) increasing its authorized borrowings under the Unsecured Credit Facility from $
250
 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into a five-year interest rate swap for a notional amount of $50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate 30-day LIBOR payments.

(4)
In March 2018, the Company entered into the Credit Agreement for the Unsecured
Credit Facility that provides for commitments of up to
 $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions.
On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $300 million. Combined with the Company’s existing five-year Term Loan, the total authorized borrowings increased from
$300
million to $350 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between
125 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31, 2021, the Unsecured Credit Facility had $142.0 million drawn and $4.2 million of letters of credit to satisfy escrow requirements for mortgage lenders. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

The scheduled principal repayments of mortgage payable as of December 31, 2021 are as follows (in thousands):

2022	$6,427
2023	48,539
2024	124,736
2025	233,997
2026	4,536
Thereafter	240,303

$658,538

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
As of December 31, 2021, the Interest Rate Swap was reported as a liability at its fair value of approximately $0.4 million, which is included in other liabilities on the Company’s consolidated balance sheet. For the year ended December 31,
2021,
approximately $0.6 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
As of December 31, 2020, the Interest Rate Swap was reported as a liability at its fair value of approximately $
2.0
 million, which is included in other liabilities on the Company’s consolidated balance sheet. For the year ended December 31,
2020,
 approximately $
0.3
 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $478.1 million and $573.6 million (compared to a carrying value of $466.5 million and
$556.0
million)
as of December 31, 2021 and December 31, 2020, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
8. Related Party Transactions
Administrative Services Agreements
On October 29, 2018, the Company entered into the First Amendment (the “Amendment”) to the Administrative Services Agreement with real estate investment funds affiliated with Second City Capital II Corporate and Second

C
ity
 Real Estate II Corporation (“SCRE II”). The terms of the Amendment were effective on February 1, 2019 (the “Effective Date”). After February 1, 2019, the annual fees payable to the Company will be $500,000 for the first twelve months following the Effective Date and thereafter an amount equal to 40% of the management fee paid to SCRE II by the fund managed by SCRE II. During the years ended December 31, 2021, 2020, and 2019, the Company earned $0.4 million, $0.5 million, and $0.5 million, respectively, in administrative services performed for SCRE II and its affiliates.
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
On July 31, 2019, an indirect,
wholly owned
 subsidiary of the Company entered

into an administrative services agreement with Clarity
Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the year ended December 31, 2021, the Company earned $0.2 million in administrative services performed for Clarity. During the year ended December 31, 2020, the Company earned $0.2 million in administrative services performed for Clarity. During the year ended December 31, 2019, the amounts earned by the Company for administrative services performed for Clarity were nominal.

9. Leases
Lessor Accounting
The Company is focused on acquiring, owning and operating high-quality office properties for lease to a stable and diverse tenant base. Our properties have both full-service gross and net leases which are generally classified as operating leases. Rental income related to such leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments which principally consist of tenant expense reimbursements for certain property operating expenses. The Company elected the practical expedient to account for its lease and non-lease
components as a single combined operating lease component under ASC 842. As a result, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the consolidated statements of operations.

The Company recognized fixed and variable lease payments for the years ended December 31, 2021 and December 31, 2020 as follows (in thousands):

	Years Ended December 31,
	2021	2020
Fixed payments	$141,138	$137,247
Variable payments	22,718	23,502

	$163,856	$160,749

Future minimum lease payments to be received as of December 31, 2021 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2022	$123,086
2023	105,638
2024	89,426
2025	78,624
2026	70,929
Thereafter	213,071

$680,774

The Company’s leases may include various provisions such as scheduled rent increases, renewal options, purchase options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.

Lessee Accounting
As a lessee, the Company has ground and office leases classified as operating leases and one office lease classified as a financing lease. As of December 31, 2021, these leases had remaining terms of under one year to 67
years and a weighted average remaining lease term
of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s consolidated balance sheet as follows (in thousands):

	December 31, 2021	December 31, 2020
Right-of-use asset – operating leases	$14,114	$12,739
Lease liability – operating leases	$9,160	$7,719
Right-of-use asset – financing leases	$10,308	$55
Lease liability – financing leases	$1,425	$55
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
Operating lease expense for the years ended December 31, 2021 and 2020 was $1.0 million and $0.9 million, respectively. Financing lease expense for the years ended December 31, 2021 and December 31, 2020 was nominal.
Future minimum lease payments to be paid by the Company as a lessee as of December 31, 2021 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2022	$706	$34
2023	836	12
2024	770	7
2025	770	8
2026	724	8
Thereafter	27,151	6,946

Total future minimum lease payments	30,957	7,015
Discount	(21,797)	(5,590)

Total	$9,160	$1,425

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2021, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

11. Earnings per Share
The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share amounts):

	Years ended December 31,
	2021	2020	2019
Net income	$485,281	$5,129	$2,442
Less: Net income attributable to non-controlling interests in properties	(886)	(602)	(644)
Less: Net income attributable to preferred stockholders	(7,420)	(7,420)	(7,420)

Numerator for basic and diluted EPS	$476,975	$(2,893)	$(5,622)

Denominator for basic EPS	43,498	47,223	43,997
Dilutive effect of RSUs and PSUs	647	—	—

Denominator for dilutive EPS	44,145	47,223	43,997

Net income/(loss) per common share:
Basic	$10.97	$(0.06)	$(0.13)
Dilutive	$10.80	$(0.06)	$(0.13)
12. Stockholder’s Equity
On October 4, 2016, the Company completed a public preferred stock offering pursuant to which the Company sold 4,000,000 shares of our 6.625% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), par value $0.01 per share to the public at a price of $25.00 per share. The Company raised $100.0 million in gross proceeds, resulting in net proceeds to the Company of approximately $96.5 million after deducting $3.5 million in underwriting discounts and expenses related to the offering. On October 28, 2016, the Company issued an additional 480,000 shares of Series A Preferred Stock pursuant to the partial exercise of the underwriters’ overallotment option, raising an additional $12.0 million in gross proceeds before underwriting discounts and expenses. The preferred stock is perpetual and from October 4, 2021, the Company may at its option redeem the Preferred Stock in whole or in part at a redemption price equal to $25.00 per share, plus any accrued and unpaid dividends (whether or not declared) to, but not including the date of redemption.
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

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements
(collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares common stock and up to 1,000,000 Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal year ended December 30, 2020 and 2021.

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
There were no shares repurchased during the year ended December 31, 2021. During the year ended December 31, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million. There were no shares repurchased during the year ended December 31, 2019.
Common Stock and Common Unit Distributions
During the year ended December 31, 2021, the Company declared aggregate cash distributions to common stockholders and common unitholders of $28.3 million. The Company paid aggregate cash distributions of $26.1 million for the year ended December 31, 2021 and $8.7 million was payable as of December 31, 2021.
During the year ended December 31, 2021, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2021 – March 31, 2021	$0.15	March 23, 2021	April 9, 2021	April 23, 2021
April 1, 2021 – June 30, 2021	0.15	June 15, 2021	July 9, 2021	July 23, 2021
July 1, 2021 – September 30, 2021	0.15	September 16, 2021	October 8, 2021	October 22, 2021
October 1, 2021 – December 31, 2021	0.20	December 17, 2021	January 11, 2022	January 25, 2022

Total	$0.65

Preferred Stock Distributions
During the year ended December 31, 2021, the Company declared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.4 million for the year ended December 31, 2021 and $1.9 million was payable as of December 31, 2021.
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
A restricted stock unit (“RSU”) award represents the right to receive shares of the Company’s common stock in the future, after the applicable vesting criteria, determined by the plan administrator, has been satisfied. The holder of an award of RSU has no rights as a stockholder until shares of common stock are issued in settlement of vested restricted stock units. The plan administrator may provide for a grant of dividend equivalent rights in connection with the grant of RSU; provided, however, that if the restricted stock units do not vest solely upon satisfaction of continued employment or service, any payment in respect to the related dividend equivalent rights will be held by the Company and paid when, and only to the extent that, the related RSU vest.
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

8
5

The following table summarizes the activity of the awards under the Equity Incentive Plan for the years ended Decem
b
er 31, 2021, December 31, 2020 and December 31, 2019:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2018	354,323	—
Granted	162,500	—
Issuance of dividend equivalents	31,145	—
Vested	(212,553)	—
Forfeited	—	—

Outstanding at December 31, 2019	335,415	—
Granted	147,050	97,500
Issuance of dividend equivalents	25,727	—
Vested	(175,757)	—
Forfeited	—	—

Outstanding at December 31, 2020	332,435	97,500
Granted	169,500	120,000
Issuance of dividend equivalents	18,665	—
Vested	(177,038)	—
Forfeited	(1,403)	—

Outstanding at December 31, 2021	342,159	217,500
During the years ended December 31, 2021, December 31, 2020 and December 31, 2019 the Company granted the following restricted stock units (“RSUs”) and Performance RSUs to directors, executive officers and certain non-executive
employees:

	Units Granted		Fair Value (in thousands)	Weighted Average Grant Fair Value Per Share
	RSUs	Performance RSUs
2019	162,500	—	$1,825	$11.23
2020	147,050	97,500	3,355	13.72
2021	169,500	120,000	2,808	9.70
The RSU Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant of date. The Performance RSU Awards will vest on the last day of the three-year measurement period.
During the years ended December 31, 2021, December 31, 2020 and December 31, 2019 the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2019	$1,742	$—	$1,742
2020	1,919	414	2,333
2021	1,833	808	2,641

8
6

City Office REIT, Inc.
SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2021
(In thousands)

	Initial Costs to Company			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2021 (1)			Accumulated Amortization	Year of Construction	Year Acquired
Description	Encumbrances (2)	Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total
AmberGlen	$20,000	$6,546	$3,490	$2,566	$6,546	$6,056	$12,602	$3,275	1984 -1998	2009
City Center	—	3,123	10,656	9,883	3,123	20,539	23,662	8,677	1984	2010
Central Fairwinds	16,707	1,747	9,751	7,124	1,747	16,875	18,622	5,606	1982	2012
Lake Vista Point	17,018	4,115	20,600	196	4,115	20,796	24,911	6,768	2007	2014
Florida Research Park	43,992	11,446	56,475	5,241	11,446	61,716	73,162	13,969	1999	2014 ; 2016
Superior Pointe	—	3,153	19,834	2,442	3,153	22,276	25,429	5,156	2000	2015
Denver Tech	—	18,002	52,719	8,704	18,002	61,423	79,425	9,763	1999 ; 1997	2015; 2019
190 Office Center	39,581	7,162	39,690	2,319	7,162	42,009	49,171	7,546	2001	2015
Intellicenter	31,883	5,244	34,278	137	5,244	34,415	39,659	6,744	2008	2015
Carillon Point	15,185	5,172	17,316	1,492	5,172	18,808	23,980	4,631	2007	2016
Park Tower	—	3,479	68,656	17,262	3,479	85,918	89,397	16,982	1973	2016
5090 N 40 th St	21,233	6,696	32,123	3,346	6,696	35,469	42,165	5,408	1988	2016
SanTan	32,807	6,803	37,187	5,982	6,803	43,169	49,972	10,107	2000 -2003	2016
2525 McKinnon	27,000	10,629	34,515	2,529	10,629	37,044	47,673	5,075	2003	2017
Mission City	47,000	25,741	41,474	10,274	25,741	51,748	77,489	11,311	1990 -2007	2017
Papago Tech	—	10,746	19,762	1,351	10,746	21,113	31,859	4,234	1993 -1995	2017
Pima Center	—	—	45,133	3,369	—	48,502	48,502	6,776	2006 -2008	2018
Circle Point	39,650	9,320	39,101	2,788	9,320	41,889	51,209	5,999	2001	2018
The Quad	30,600	8,079	39,858	243	8,079	40,101	48,180	4,859	1982	2018
Greenwood Blvd	21,920	3,945	26,019	1,224	3,945	27,243	31,188	2,855	1997	2018
Camelback Square	—	11,738	37,922	6,411	11,738	44,333	56,071	4,390	1978	2018
Canyon Park	40,381	7,098	38,416	5,044	7,098	43,460	50,558	4,255	1993; 1999	2019
Cascade Station	21,581	—	27,220	334	—	27,554	27,554	2,632	2008 - 2009	2019
Block 23	—	—	115,747	2,375	—	118,122	118,122	168	2019	2021
The Terraces	—	15,861	101,455	6,431	15,861	107,886	123,747	156	2017	2021
Bloc 83	—	18,956	280,313	5,075	18,956	285,388	304,344	14	2019 ; 2021	2021
Corporate	192,000	—	—	—	—	—	—	—

Total	$658,538	$204,801	$1,249,710	$114,142	$204,801	$1,363,852	$1,568,653	$157,356

(1)	The aggregate cost for federal tax purposes as of December 31, 2021 of our real estate assets was approximately $1.1 billion.
(2)	Encumbrances exclude net deferred financing costs of $5.2 million and unamortized fair value adjustments of $0.3 million.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Real Estate Properties
Balance, beginning of year	$1,086,809	$1,109,173	$1,005,647
Acquisitions	587,403	—	113,134
Dispositions	(121,602)	(1,993)	(27,585)
Capital improvements	16,043	27,503	22,491
Assets held for sale	—	(47,874)	(4,514)

Balance, end of year	$1,568,653	$1,086,809	$1,109,173

Accumulated Depreciation
Balance, beginning of year	$131,220	$101,835	$70,484
Depreciation	39,106	38,372	35,531
Dispositions	(12,970)	(1,962)	(4,180)
Depreciation on assets held for sale	—	(7,025)	—

Balance, end of year	$157,356	$131,220	$101,835

EXHIBIT INDEX

Exhibit Number	Description

1.1	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.2	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.3	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.4	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.5	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.6	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.7	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Janney Montgomery Scott LLC (incorporated by reference to Exhibit 1.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

3.1	Articles of Amendment and Restatement of the Company, as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2018).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2020).

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A filed with the Commission on March 25, 2014). *

Exhibit Number	Description

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

10.4	Second Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2017).

10.5	Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2017).

10.6	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

10.7	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.8	First Amendment to the Administrative Services Agreement, dated October 29, 2018 and effective as of February 1, 2019, by and among City Office Management ULC, Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018).

10.9	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014). *

10.10	Amendment No. 1 to the City Officer REIT, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2019).*

10.11	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016). *

10.12	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2020). *

10.13	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

10.14	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.15	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

10.16	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

Exhibit Number	Description

10.17	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.18	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.19	Credit Agreement dated as of March 15, 2018 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2018).

10.20	Administrative Services Agreement, dated July 31, 2019, by and among CIO Administrative Services, LLC, Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.21	Amended and Restated Credit Agreement dated as of November 16, 2021 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 22, 2021).

10.22	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.23	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.24	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

21.1	Subsidiaries of the Company †

23.1	Consent of KPMG LLP †

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

Exhibit Number	Description

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

†	Filed herewith.
*	Compensatory Plan or arrangement
**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: February 25, 2022	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	February 25, 2022

/s/ Mark Murski Mark Murski	Independent Director	February 25, 2022

/s/ William Flatt William Flatt	Independent Director	February 25, 2022

/s/ John Sweet John Sweet	Independent Director	February 25, 2022

/s/ Sabah Mirza Sabah Mirza	Independent Director	February 25, 2022