Form 10-Q
period 2022-03-31
City Office REIT, Inc.
filed 2022-05-05
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May
2
, 2022 was 43,554,375.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	March 31, 2022	December 31, 2021
Assets
Real estate properties
Land	$200,686	$204,801
Building and improvement	1,228,976	1,244,177
Tenant improvement	122,604	119,011
Furniture, fixtures and equipment	664	664

	1,552,930	1,568,653
Accumulated depreciation	(160,188)	(157,356)

	1,392,742	1,411,297

Cash and cash equivalents	26,742	21,321
Restricted cash	20,903	20,945
Rents receivable, net	35,466	30,415
Deferred leasing costs, net	19,516	20,327
Acquired lease intangible assets, net	65,285	68,925
Sales-type lease receivable	42,599	—
Other assets	28,930	28,283

Total Assets	$1,632,183	$1,601,513

Liabilities and Equity
Liabilities:
Debt	$662,462	$653,648
Accounts payable and accrued liabilities	33,423	27,101
Deferred rent	11,164	11,600
Tenant rent deposits	6,458	6,165
Acquired lease intangible liabilities, net	10,463	10,872
Other liabilities	21,086	21,532

Total Liabilities	745,056	730,918

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of March 31, 2022 and December 31, 2021	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,554,375 s hares issued and outstanding as of March 31, 2022 and December 31, 2021	435	435
Additional paid-in capital	483,033	482,061
Retained earnings	289,388	275,502
Accumulated other comprehensive income/(loss)	1,372	(382)

Total Stockholders’ Equity	886,228	869,616
Non-controlling interests in properties	899	979

Total Equity	887,127	870,595

Total Liabilities and Equity	$1,632,183	$1,601,513

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Rental and other revenues	$44,852	$39,516
Operating expenses:
Property operating expenses	16,489	14,118
General and administrative	3,456	2,801
Depreciation and amortization	15,815	14,415

Total operating expenses	35,760	31,334

Operating income	9,092	8,182
Interest expense:
Contractual interest expense	(5,747)	(6,243)
Amortization of deferred financing costs and debt fair value	(312)	(330)

	(6,059)	(6,573)
Net gain on sale of real estate property	21,658	47,400

Net income	24,691	49,009
Less:
Net income attributable to non-controlling interests in properties	(171)	(192)

Net income attributable to the Company	24,520	48,817
Preferred stock distributions	(1,855)	(1,855)

Net income attributable to common stockholders	$22,665	$46,962

Net income per common share:
Basic	$0.52	$1.08

Diluted	$0.51	$1.07

Weighted average common shares outstanding:
Basic	43,554	43,397

Diluted	44,406	44,043

Dividend distributions declared per common share	$0.20	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$24,691	$49,009
Other comprehensive income:
Unrealized cash flow hedge gain	1,614	527
Amounts reclassified to interest expense	140	142

Other comprehensive income	1,754	669

Comprehensive income	26,445	49,678
Less:
Comprehensive income attributable to non-controlling interests in properties	(171)	(192)

Comprehensive income attributable to the Company	$26,274	$49,486

The accompanying notes are an integral part of
these
condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595
Restricted stock award grants and vesting	—	—	—	—	972	(68)	—	904	—	904
Common stock dividend distribution declared	—	—	—	—	—	(8,711)	—	(8,711)	—	(8,711)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	—	—	24,520	—	24,520	171	24,691
Other comprehensive income	—	—	—	—	—	—	1,754	1,754	—	1,754

Balance—March 31, 2022	4,480	$112,000	43,554	$435	$483,033	$289,388	$1,372	$886,228	$899	$887,127

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875
Restricted stock award grants and vesting	—	—	—	—	695	(50)	—	645	—	645
Common stock dividend distribution declared	—	—	—	—	—	(6,510)	—	(6,510)	—	(6,510)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(220)	(220)
Net income	—	—	—	—	—	48,817	—	48,817	192	49,009
Other comprehensive income	—	—	—	—	—	—	669	669	—	669

Balance—March 31, 2021	4,480	$112,000	43,397	$433	$480,106	$(132,556)	$(1,291)	$458,692	$921	$459,613

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:

Net income	$24,691	$49,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,815	14,415
Amortization of deferred financing costs and debt fair value	312	330
Amortization of above and below market leases	63	105
Straight-line rent/expense	(2,050)	(61)
Non-cash stock compensation	904	645
Net gain on sale of real estate property	(21,658)	(47,400)
Changes in non-cash working capital:
Rents receivable, net	(3,844)	1,014
Other assets	534	(531)
Accounts payable and accrued liabilities	35	(1,807)
Deferred rent	(436)	(47)
Tenant rent deposits	293	(148)

Net Cash Provided By Operating Activities	14,659	15,524

Cash Flows (to)/from Investing Activities:
Additions to real estate properties	(6,476)	(6,248)
Net proceeds from sale of real estate	1,000	93,303
Deferred leasing costs	(1,423)	(1,934)

Net Cash (Used in)/Provided By Investing Activities	(6,899)	85,121

Cash Flows to Financing Activities:
Proceeds from borrowings	14,000	45,000
Repayment of borrowings	(5,564)	(149,826)
Dividend distributions paid to stockholders	(10,566)	(8,365)
Distributions to non-controlling interests in properties	(254)	(220)
Contributions from non-controlling interests in properties	3	—

Net Cash Used In Financing Activities	(2,381)	(113,411)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	5,379	(12,766)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	42,266	45,951

Cash, Cash Equivalents and Restricted Cash, End of Period	$47,645	$33,185

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	26,742	14,890
Restricted Cash, End of Period	20,903	18,295

Cash, Cash Equivalents and Restricted Cash, End of Period	$47,645	$33,185

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,374	$6,322
Purchase of additions in real estate properties included in accounts payable	$10,465	$4,145
Purchase of deferred leasing costs included in accounts payable	$3,627	$493
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
2. Summary of Significant Accounting Policies
Basis of Preparation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 202
1
.
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

In July 2021, the FASB issued ASU
No. 2021-05
(“ASU
2021-05”),
Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU
2021-05
requires lessors to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the pre-ASU
classification criteria, and sales-type or direct financing classification would result in a Day 1 loss. The ASU is effective for fiscal years beginning after December 15, 2021. The ASU may be early adopted and can be applied either retrospectively to leases that commenced or were modified on or after the adoption of ASU
No. 2016-02
or prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. The Company adopted ASU
2021-05
prospectively on January 1, 2022. The adoption of ASU
2021-05
did not have a material impact on the Company’s consolidated financial statements.
3. Real Estate Investments
Sale of Real Estate Property
During the three months ended March 31, 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and the Company signed a purchase and sale agreement with the tenant with the sale expected to close in June 2022. As of March 31, 2022, the Company received a deposit of $1.0 million. At the time the tenant exercised the option, the Company reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined the lease should be reclassified from an operating lease to a sales-type lease. Therefore, the Company derecognized the net book value of the property and recorded a sales-type lease receivable of $
42.6
 million

which represents the discounted present value of the remaining lease payments and the purchase option price. This reclassification resulted in a gain on sale of $
21.7 million.
On February 10, 2021, the Company sold the Cherry Creek property in Denver, Colorado for $95.0 million, resulting in an aggregate gain of $47.4 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations
.
4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of March 31, 2022 and December 31, 2021 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
March 31, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$19,674	$88,406	$37,916	$145,996	$(16,721)	$(138)	$(16,859)
Accumulated amortization	(8,627)	(53,773)	(18,311)	(80,711)	6,347	49	6,396

	$11,047	$34,633	$19,605	$65,285	$(10,374)	$(89)	$(10,463)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2021	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$21,147	$93,761	$39,345	$154,253	$(16,743)	$(138)	$(16,881)
Accumulated amortization	(9,627)	(56,987)	(18,714)	(85,328)	5,961	48	6,009

	$11,520	$36,774	$20,631	$68,925	$(10,782)	$(90)	$(10,872)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2022	$8,291
2023	9,066
2024	6,758
2025	6,500
2026	6,461
Thereafter	17,746

$54,822

5. Debt
The following table summarizes the indebtedness as of March 31, 2022 and December 31, 2021 (dollars in thousands):

Property	March 31, 2022	December 31, 2021	Interest Rate as of March 31, 2022 (1)		Maturity
Unsecured Credit Facility (3)(4)	$152,000	$142,000	LIBOR +1.25	% (2)	November 2025
Term Loan (3)	50,000	50,000	LIBOR +1.25	% (2)	September 2024
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (5)	40,207	40,381	4.30%		March 2027
Circle Point	39,650	39,650	4.49%		September 2028
190 Office Center	39,406	39,581	4.79%		October 2025
SanTan	32,643	32,807	4.56%		March 2027
Intellicenter	31,734	31,883	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	27,350	27,535	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	21,790	21,920	3.15%		December 2025
Cascade Station	21,482	21,581	4.55%		May 2024
5090 N. 40 th St	21,129	21,233	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Lake Vista Pointe	16,926	17,018	4.28%		August 2024
Central Fairwinds	16,600	16,707	3.15%		June 2024
FRP Ingenuity Drive	16,383	16,457	4.44%		December 2024
Carillon Point	15,083	15,185	3.10%		October 2023

Total Principal	666,983	658,538
Deferred financing costs, net	(4,818)	(5,223)
Unamortized fair value adjustments	297	333

Total	$662,462	$653,648

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (the “Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of March 31, 2022, the one-month LIBOR rate was 0.45%.
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

(4)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to

$250 million, which include
d
an accordion feature that allow
ed
the Company to borrow up to $500
million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to
$300 million. Combined with the Company’s existing five-year Term Loan, the total authorized borrowings increased from $300 million to $350 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of March 31, 2022, the Unsecured Credit Facility had $152.0 million drawn and
a
$4.2 million letter of credit to satisfy escrow requirements for
 a
mortgage lender. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(5)
The mortgage loan anticipated repayment date (“ARD”) is March 1, 2027. The final scheduled maturity date can be extended up to 5 years beyond the ARD. If the loan is not paid off at ARD, loan’s interest rate shall be adjusted to the greater of (i) the initial interest rate plus 200 basis points or (ii) the yield on the five year “on the run” treasury reported by Bloomberg market data service plus 450 basis points
.

The scheduled principal repayments of debt as of March 31, 2022 are as follows (in thousands):

2022	$4,872
2023	48,539
2024	124,736
2025	243,997
2026	4,536
Thereafter	240,303

$666,983

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
As of March 31, 2022, the Interest Rate Swap was reported as an asset at its fair value of approximately $1.4 million, which is included in other assets on the Company’s condensed consolidated balance sheet. For the three months ended March 31, 2022, approximately $0.1 million of realized losses
were reclassified to interest expense due to payments made to the swap counterparty. For the three months ended March 31, 2021, approximately $0.1 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
As of December 31, 2021, the Interest Rate Swap was reported as a liability at its fair value of approximately $0.4 million, which is included in other liabilities on the Company’s condensed consolidated balance sheet.
Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $455.6 million and $478.1 million (compared to a carrying value of $465.0 million and $466.5 million) as of March 31, 2022, and December 31, 2021, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions
Administrative Services Agreement
For the three months ended March 31, 2022 and 2021, the Company earned $0.1 million and $0.1 million, respectively, in administrative services performed for Second City Real Estate II Corporation (“Second City”), Clarity Real Estate Ventures GP, Limited Partnership (“Clarity”) and their affiliates.
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
The Company recognized fixed and variable lease payments for the three months ended March 31, 2022 and 2021 as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed payments	$38,320	$33,551
Variable payments	6,440	5,907
	$44,760	$39,458

Future minimum lease payments to be received by the Company as of March 31, 2022 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

202 2	$93,735
202 3	110,288
202 4	96,648
202 5	84,993
202 6	76,983
Thereafter	221,120

$683,767

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.
Future minimum lease payments to be received by the Company, excluding tenant reimbursements of expenses, for the sales-type lease at the Lake Vista Pointe property through the expected close date of June 2022 are $0.4 million.

1
0

Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of March 31, 2022, these leases had remaining terms of under one year to 66 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	March 31, 2022	December 31, 2021
Right-of-use asset – operating leases	$13,983	$14,114
Lease liability – operating leases	$9,082	$9,160
Right-of-use asset – financing leases	$10,243	$10,308
Lease liability – financing leases	$1,438	$1,425
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
Operating lease expense for the three months ended March 31, 2022 and March 31, 2021 was $0.3 million and $0.2 million, respectively. Financing lease expense for the three months ended March 31, 2022 was $0.1 million
. Financing lease expense
for the three months ended March 31, 2021
was nominal.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of March 31, 2022 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2022	$496	$25
2023	836	12
2024	770	7
2025	770	8
2026	724	8
Thereafter	27,151	6,946

Total future minimum lease payments	30,747	7,006
Discount	(21,665)	(5,568)

Total	$9,082	$1,438

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

1
1

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2022, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
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
There were no shares repurchased during the three months ended March 31, 2022 and 2021.
Common Stock and Common Unit Distributions
On March 15, 2022, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $
0.20
per common share for the quarterly period ended March 31, 2022. The dividend was paid subsequent to quarter end on April 22, 2022 to common stockholders and common unitholders of record as of the close of business on April 8, 2022, resulting in an aggregate payment of $8.7 million.
Preferred Stock Distributions
On March 15, 2022, the Company’s Board of Directors approved and the Company declared a cash dividend of $
0.4140625
per share of the Company’s
6.625
% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended March 31, 2022. The dividend was paid subsequent to quarter end on April 22, 2022 to the holders of record of Series A Preferred Stock as of the close of business on April 8, 2022.
Equity Incentive Plan
The Company has an equity incentive plan (“Equity Incentive Plan”) for executive officers, directors and certain non-executive
employees, and with approval of the Board of Directors, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including LTIP Units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the Board of Directors (the “Plan Administrator”). On May 4, 2022, the Company’s stockholders approved an amendment to the Equity Incentive Plan increasing the maximum number of shares of common stock that may be issued under the Equity Incentive Plan from 2,263,580 shares to 3,763,580 shares. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

1
2

On January 27, 2020, each of the Board of Directors and the Compensation Committee approved a new form of performance-based restricted unit award agreement (the “Performance RSU Award Agreement”) that will be used to grant performance-based restricted stock unit awards (“Performance RSU Awards”) pursuant to the Equity Incentive Plan. The Performance RSU Awards are based upon the total stockholder return (“TSR”) of the Company’s common stock over a three-year measurement period beginning January 1 of the year of grant (the “Measurement Period”) relative to the TSR of a defined peer group list of other

US Office
REIT companies

(the “Peer Group”) as of the first trading date in the year of grant. The payouts under the Performance RSU Awards are evaluated on a sliding scale as follows: TSR below the 30th percentile of the Peer Group would result in a 50% payout; TSR at the 50th percentile of the Peer Group would result in a 100% payout; and TSR at or above the 75th percentile of the Peer Group would result in a 150% payout. Payouts are mathematically interpolated between these stated percentile targets, subject to a 150% maximum. To the extent earned, the payouts of the Performance RSU Awards are intended to be settled in the form of shares of the Company’s common stock, pursuant to the Equity Incentive Plan. Upon satisfaction of the vesting conditions, dividend equivalents in an amount equal to all regular and special dividends declared with respect to the Company’s common stock during each annual measurement period during the Measurement Period are determined and paid on a cumulative, reinvested basis over the term of the applicable Performance RSU Award, at the time such award vests and based on the number of shares of the Company’s common stock that are earned.
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2022
:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	3,902	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2022	584,047	307,500
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2021
:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2020	332,435	97,500
Granted	169,500	120,000
Issuance of dividend equivalents	5,139	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2021	507,074	217,500

1
3

During the three months ended March 31, 2022 and March 31, 2021, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive
employees:

	Units Granted		Fair Value (in thousands)	Weighted Average Grant Fair Value Per Share
	RSUs	Performance RSUs
2021	169,500	120,000	$2,808	$9.70
2022	237,986	90,000	5,753	17.54
The R
S
U Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant date. The Performance RSU Awards will vest on the last day of the three-year
 measurement period.
During the three months ended March 31, 2022 and March 31, 2021, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2021	$462	$182	$644
2022	599	305	904

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
Cautionary Statement Regarding Forward-Looking Statements
This Report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	changes in local, regional, national and international economic conditions, including as a result of the ongoing coronavirus disease (“COVID-19”) pandemic;

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

•	defaults on or non-renewal of leases by tenants, including as a result of the ongoing COVID-19 pandemic;

•	increased interest rates and any resulting increase in financing or operating costs;

•	decreased rental rates or increased vacancy rates, including as a result of the ongoing COVID-19 pandemic;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements, vaccine mandates or actions in response to the COVID-19 pandemic;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•
other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2021 under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and in our subsequent reports filed with the SEC.

The forward-looking statements contained in this Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2021 under the heading “Risk Factors” and in our subsequent reports filed with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
Overview
Company
We were formed as a Maryland corporation on November 26, 2013. On April 21, 2014, we completed our IPO of shares of common stock. We contributed the net proceeds of the IPO to our Operating Partnership in exchange for common units in our Operating Partnership. Both we and our Operating Partnership commenced operations upon completion of the IPO and certain related formation transactions.
Revenue Base
As of March 31, 2022, we owned 26 properties comprised of 61 office buildings with a total of approximately 6.2 million square feet of net rentable area (“NRA”). As of March 31, 2022, our properties were approximately 85.7% leased.

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
Factors That May Influence Our Operating Results and Financial Condition
COVID-19
During the first quarter of 2020, the World Health Organization declared the
COVID-19
outbreak a pandemic. There have been mandates from international, federal, state and local authorities requiring forced closures of businesses and other facilities, and most of the markets in which our buildings are located have been or are subject to some form of pandemic-related restrictions. These forced closures and restrictions have had a volatile adverse effect on the global economy and the regional U.S. economies in which we operate, including negatively impacting some of our tenants’ ability to pay their rent.
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in the first quarter 2022 was significantly lower than pre-pandemic
usage. Usage of our assets in the near future depends on the duration of the pandemic, the continued implementation and effectiveness of
COVID-19
vaccines and other therapeutics and corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the three months ended March 31, 2022, as a result of
COVID-19
or governmental or tenant actions in response thereto, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
Leasing activity has been impacted by the
COVID-19
pandemic. We have experienced and we expect that we will continue to experience slower new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark,” could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and could impact the pricing and competitiveness for leasing office space in our markets.

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

Our Properties
As of March 31, 2022, we owned 26 properties comprised of 61 office buildings with a total of approximately 6.2 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of March 31, 2022.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (19.7% of NRA)	Pima Center	100.0%	272	71.7%	$28.62	$28.62	$5,580
	SanTan	100.0%	267	96.5%	$29.77	$29.77	$7,660
	5090 N. 40 th St	100.0%	176	91.1%	$30.86	$30.86	$4,937
	Camelback Square	100.0%	172	82.5%	$32.86	$32.86	$4,654
	The Quad	100.0%	163	97.4%	$30.81	$31.13	$4,891
	Papago Tech	100.0%	163	97.4%	$23.68	$23.68	$3,754
Tampa, FL (17.0%)	Park Tower	94.8%	472	72.9%	$26.69	$26.69	$9,195
	City Center	95.0%	244	80.7%	$28.01	$28.01	$5,521
	Intellicenter	100.0%	204	100.0%	$25.09	$25.09	$5,105
	Carillon Point	100.0%	124	100.0%	$29.52	$29.52	$3,666
Denver, CO (13.1%)	Denver Tech	100.0%	381	93.2%	$23.77	$27.88	$8,347
	Circle Point	100.0%	272	75.4%	$19.32	$33.18	$3,964
	Superior Pointe	100.0%	152	86.9%	$18.80	$31.80	$2,478
Orlando, FL (11.7%)	Florida Research Park	96.6%	397	79.9%	$25.27	$27.22	$7,932
	Central Fairwinds	97.0%	168	91.4%	$27.10	$27.10	$4,167
	Greenwood Blvd	100.0%	155	100.0%	$24.25	$24.25	$3,760
Dallas, TX (9.5%)	190 Office Center	100.0%	303	76.1%	$27.12	$27.12	$6,260
	The Terraces	100.0%	173	95.9%	$37.75	$57.75	$6,249
	2525 McKinnon	100.0%	111	93.0%	$29.16	$48.16	$3,019
Portland, OR (5.4%)	AmberGlen	76.0%	203	98.4%	$23.32	$26.22	$4,648
	Cascade Station	100.0%	128	100.0%	$28.40	$30.32	$3,638
San Diego, CA (4.6%)	Mission City	100.0%	281	86.5%	$37.70	$37.70	$9,173
Seattle, WA (3.3%)	Canyon Park	100.0%	207	100.0%	$23.17	$27.17	$4,791

Total / Weighted Average – Excluding Acquisitions in Lease-Up (3)			5,188	87.5%	$27.24	$30.24	$123,389
Raleigh, NC (8.0%)	Bloc 83	100.0%	495	62.3%	$36.32	$37.08	$11,191
Phoenix, AZ (5.0%)	Block 23	100.0%	307	87.0%	$29.25	$31.69	$7,818

Total / Weighted Average – Excluding Sales-Type Lease			5,990	85.4%	$27.89	$30.73	$142,398

Dallas, TX (2.7%)	Lake Vista Pointe (4)	100.0%	163	100.0%	$17.00	$26.00	$2,777

Total / Weighted Average – March 31, 2022			6,153	85.7%	$27.56	$30.58	$145,175

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2022 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy. Including contracted leases, occupancy was 80.7% at Bloc 83 and 94.5% at Block 23 as of March 31, 2022.
(4)	Lake Vista Pointe property was under contract for sale as of March 31, 2022, scheduled to close June 2022.

Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our cities to continue, there is no way for us to predict whether these trends will continue, especially in light of the potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the
COVID-19
pandemic will have on the short- and long-term demand for office space in our markets.
Summary of Significant Accounting Policies
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Results of Operations
Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $5.4 million, or 14%, to $44.9 million for the three months ended March 31, 2022 compared to $39.5 million for the three months ended March 31, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $2.4 million, $2.6 million and $3.6 million, respectively. A further increase can be attributed to our SanTan property, which recorded a termination fee during 2022, which increased revenue by $0.6 million. Offsetting these increases, the disposition of Cherry Creek in February 2021 and Sorrento Mesa in December 2021 decreased revenue by $0.8 million and $2.7 million, respectively. Revenue also decreased at Park Tower by $0.4 million due to the downtime during Q1 2022 associated with a tenant departure in which a replacement tenant will not take occupancy until Q2 2022. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $4.5 million, or 14%, to $35.8 million for the three months ended March 31, 2022, from $31.3 million for the three months ended March 31, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $1.5 million, $1.7 million and $2.5 million, respectively. Offsetting these increases, the disposition of Cherry Creek resulted in a $0.3 million decrease and the disposition of Sorrento Mesa resulted in a $1.4 million decrease in total operating expenses. The remaining properties’ expenses increased a combined $0.5 million.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $2.4 million, or 17%, to $16.5 million for the three months ended March 31, 2022, from $14.1 million for the three months ended March 31, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $0.6 million, $0.8 million and $0.8 million, respectively. An increase of $0.3 million was attributable to the Ingenuity Drive property within the Florida Research Park portfolio as that property was converted from a single tenant property where the tenant paid for its’ own operating expenses into a multi-tenant property where expenses are paid by the landlord and reimbursements are charged to the tenants. Offsetting these increases, the disposition of Cherry Creek resulted in a $0.3 million decrease and the disposition of Sorrento Mesa resulted in a $0.5 million decrease in property operating expenses. The remaining properties’ expenses increased a combined $0.7 million.

General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and board of directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.7 million, or 23%, to $3.5 million for the three months ended March 31, 2022, from $2.8 million reported in the prior period. General and administrative expenses increased primarily due to higher stock-based compensation expense and higher professional fees.
Depreciation and Amortization.
Depreciation and amortization increased $1.4 million, or 10%, to $15.8 million for the three months ended March 31, 2022, from $14.4 million reported for the same period in 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $0.8 million, $0.9 million and $1.7 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa resulted in a $0.9 million decrease. Also contributing to the decrease was Pima Center whose depreciation and amortization decreased by $0.5 million over the prior year as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ depreciation expenses were marginally lower in comparison to the prior year.
Other Expense (Income)
Interest Expense.
Interest expense decreased $0.5 million, or 8%, to $6.1 million for the three months ended March 31, 2022, from $6.6 million for the three months ended March 31, 2021. The decrease was primarily attributable to the sale of Cherry Creek in February 2021 as the proceeds of the sale were used to repay debt. In December 2021, the proceeds from the sale of the Sorrento Mesa portfolio were used to acquire Block 23, The Terraces and Bloc 83 and thus did not have a significant impact on interest expense.
Net Gain on the Sale of Real Estate Property.
 During the three months ended March 31, 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and we signed a purchase and sale agreement with the tenant with the sale expected to close in June 2022. At the time the tenant exercised the option, we reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined the lease should be reclassified from an operating lease to a sales-type lease. Therefore, we derecognized the net book value of the property and recorded a sales-type lease receivable of $42.6 million which represents the discounted present value of the remaining lease payments and the purchase option price. This reclassification resulted in a gain on sale of $21.7 million. In the prior year, we recorded a net gain on the sale of real estate property of $47.4 million related to the sale of Cherry Creek in February 2021.
Cash Flows
Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
Cash, cash equivalents and restricted cash were $47.6 million and $33.2 million as of March 31, 2022 and March 31, 2021, respectively.
Cash flow from operating activities.
Net cash provided by operating activities decreased by $0.8 million to $14.7 million for the three months ended March 31, 2022 compared to $15.5 million for the same period in 2021. The decrease was primarily attributable to changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities increased by $92.0 million to $6.9 million for the three months ended March 31, 2022 compared to $85.1 million provided by investing activities for the same period in 2021. The increase in cash used in investing activities was primarily due to a decrease in proceeds from sale of real estate for the three months ended March 31, 2022. The higher proceeds from sale of real estate in 2021 was attributable to the sale of the Cherry Creek property in 2021.

Cash flow to financing activities.
Net cash used in financing activities decreased by $111.0 million to $2.4 million for the three months ended March 31, 2022 compared to $113.4 million for the same period in 2021. The decrease in cash used in financing activities was primarily due to lower repayment of borrowings, and lower net proceeds from borrowing for the three months ended March 31, 2022.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $26.7 million of cash and cash equivalents and $20.9 million of restricted cash as of March 31, 2022.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) that provides for commitments of up to $300 million on the Unsecured Credit Facility. Our Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. Combined with the Term Loan, the total authorized borrowings increased from $300 million to $350 million. As of March 31, 2022, we had approximately $152.0 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
On September 27, 2019, the Company entered into the five-year $50 million Term Loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the Interest Rate Swap. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the three months ended March 31, 2022.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations and reserves established from existing cash. We have further sources such as proceeds from our public offerings, including under our at the market issuance program, and borrowings under our mortgage loans and our Unsecured Credit Facility.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of March 31, 2022, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2022	2023-2024	2025-2026	More than 5 years
Principal payments on mortgage loans	$666,983	$4,872	$173,275	$248,533	$240,303
Interest payments (1)	93,139	17,220	42,109	25,999	7,811
Tenant-related commitments	24,606	24,606	—	—	—
Lease obligations	37,753	521	1,625	1,510	34,097

Total	$822,481	$47,219	$217,009	$276,042	$282,211

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at March 31, 2022. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. The Financial Conduct Authority (the authority that regulates LIBOR) has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR by June 30, 2023. The Alternative Reference Rates Committee (“AARC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for future use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We currently consider our interest rate exposure to be minimal because as of March 31, 2022, approximately $465.0 million, or 69.7%, of our debt had fixed interest rates and approximately $202.0 million, or 30.3%, had variable interest rates. Of the $202.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 77.2% of our debt was fixed rate debt and 22.8% was variable rate debt as of March 31, 2022. An increase of 1% in LIBOR would result in a $2.0 million increase to our annual interest costs on debt outstanding as of March 31, 2022 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in LIBOR, assuming a rate floor of 0%, would result in a $0.9 million decrease to our annual interest costs on debt outstanding as of March 31, 2022 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of March 31, 2022, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
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

Date: May 5, 2022

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)
Date: May 5, 2022

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)