Form 10-Q
period 2022-06-30
City Office REIT, Inc.
filed 2022-08-04
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
, 2022 was 41,572,870
.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	June 30, 2022	December 31, 2021
Assets
Real estate properties
Land	$200,686	$204,801
Building and improvement	1,230,702	1,244,177
Tenant improvement	129,496	119,011
Furniture, fixtures and equipment	664	664

	1,561,548	1,568,653
Accumulated depreciation	(170,569)	(157,356)

	1,390,979	1,411,297

Cash and cash equivalents	26,352	21,321
Restricted cash	43,044	20,945
Rents receivable, net	37,501	30,415
Deferred leasing costs, net	21,213	20,327
Acquired lease intangible assets, net	61,762	68,925
Other assets	30,526	28,283

Total Assets	$1,611,377	$1,601,513

Liabilities and Equity
Liabilities:
Debt	$654,366	$653,648
Accounts payable and accrued liabilities	33,136	27,101
Deferred rent	10,089	11,600
Tenant rent deposits	6,856	6,165
Acquired lease intangible liabilities, net	10,042	10,872
Other liabilities	20,895	21,532

Total Liabilities	735,384	730,918

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of June 30, 2022 and December 31, 2021	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,330,831 and 43,554,375 shares issued and outstanding as of June 30, 2022 and December 31, 2021	433	435
Additional paid-in capital	479,057	482,061
Retained earnings	281,735	275,502
Accumulated other comprehensive income/(loss)	1,885	(382)

Total Stockholders’ Equity	875,110	869,616
Non-controlling interests in properties	883	979

Total Equity	875,993	870,595

Total Liabilities and Equity	$1,611,377	$1,601,513

Subsequent Events (Note 11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental and other revenues	$45,498	$39,964	$90,350	$79,480
Operating expenses:
Property operating expenses	16,836	14,179	33,325	28,297
General and administrative	3,614	3,068	7,070	5,868
Depreciation and amortization	15,701	14,954	31,516	29,369

Total operating expenses	36,151	32,201	71,911	63,534

Operating income	9,347	7,763	18,439	15,946
Interest expense:
Contractual interest expense	(5,982)	(5,639)	(11,729)	(11,883)
Amortization of deferred financing costs and debt fair value	(302)	(272)	(614)	(602)

	(6,284)	(5,911)	(12,343)	(12,485)
Net gain on sale of real estate property	—	—	21,658	47,400

Net income	3,063	1,852	27,754	50,861
Less:
Net income attributable to non-controlling interests in properties	(164)	(190)	(335)	(382)

Net income attributable to the Company	2,899	1,662	27,419	50,479
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,710)

Net income/(loss) attributable to common stockholders	$1,044	$(193)	$23,709	$46,769

Net income/(loss) per common share:
Basic	$0.02	$0.00	$0.54	$1.08

Diluted	$0.02	$0.00	$0.53	$1.06

Weighted average common shares outstanding:
Basic	43,632	43,482	43,593	43,440

Diluted	44,482	43,482	44,445	44,080

Dividend distributions declared per common share	$0.20	$0.15	$0.40	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$3,063	$1,852	$27,754	$50,861
Other comprehensive income:
Unrealized cash flow hedge gain/(loss)	450	(47)	2,064	480
Amounts reclassified to interest expense	63	147	203	289

Other comprehensive income	513	100	2,267	769

Comprehensive income	3,576	1,952	30,021	51,630
Less:
Comprehensive income attributable to non-controlling interests in properties	(164)	(190)	(335)	(382)

Comprehensive income attributable to the Company	$3,412	$1,762	$29,686	$51,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non-controlling interests in properties	Total equity

Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595
Restricted stock award grants and vesting	—	—	—	—	972	(68)	—	904	—	904
Common stock dividend distribution declared	—	—	—	—	—	(8,711)	—	(8,711)	—	(8,711)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	—	—	24,520	—	24,520	171	24,691
Other comprehensive income	—	—	—	—	—	—	1,754	1,754	—	1,754

Balance—March 31, 2022	4,480	$112,000	43,554	$435	$483,033	$289,388	$1,372	$886,228	$899	$887,127

Restricted stock award grants and vesting	—	—	171	2	1,020	(117)	—	905	—	905
Common stock repurchased	—	—	(395)	(4)	(4,996)	—	—	(5,000)	—	(5,000)
Common stock dividend distribution declared	—	—	—	—	—	(8,580)	—	(8,580)	—	(8,580)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(180)	(180)
Net income	—	—	—	—	—	2,899	—	2,899	164	3,063
Other comprehensive income	—	—	—	—	—	—	513	513	—	513

Balance—June 30, 2022	4,480	$112,000	43,330	$433	$479,057	$281,735	$1,885	$875,110	$883	$875,993

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interests in properties	Total equity

Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875
Restricted stock award grants and vesting	—	—	—	—	695	(50)	—	645	—	645
Common stock dividend distribution declared	—	—	—	—	—	(6,510)	—	(6,510)	—	(6,510)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(220)	(220)
Net income	—	—	—	—	—	48,817	—	48,817	192	49,009
Other comprehensive income	—	—	—	—	—	—	669	669	—	669

Balance—March 31, 2021	4,480	$112,000	43,397	$433	$480,106	$(132,556)	$(1,291)	$458,692	$921	$459,613

Restricted stock award grants and vesting	—	—	157	2	523	(76)	—	449	—	449
Common stock dividend distribution declared	—	—	—	—	—	(6,533)	—	(6,533)	—	(6,533)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	2	2
Distributions	—	—	—	—	—	—	—	—	(204)	(204)
Net income	—	—	—	—	—	1,662	—	1,662	190	1,852
Other comprehensive income	—	—	—	—	—	—	100	100	—	100

Balance—June 30, 2021	4,480	$112,000	43,554	$435	$480,629	$(139,358)	$(1,191)	$452,515	$909	$453,424

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$27,754	$50,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,516	29,369
Amortization of deferred financing costs and debt fair value	614	602
Amortization of above and below market leases	80	301
Straight-line rent/expense	(4,356)	85
Non-cash stock compensation	1,895	1,310
Receipts from sales-type lease	43,549	—
Net gain on sale of real estate property	(21,658)	(47,400)
Changes in non-cash working capital:
Rents receivable, net	(4,109)	635
Other assets	(764)	(1,048)
Accounts payable and accrued liabilities	1,268	(2,757)
Deferred rent	(1,511)	2,850
Tenant rent deposits	691	877

Net Cash Provided By Operating Activities	74,969	35,685

Cash Flows (to)/from Investing Activities:
Additions to real estate properties	(16,462)	(9,499)
Acquisition of real estate	—	(43,256)
Net proceeds from sale of real estate	—	93,303
Deferred leasing costs	(4,786)	(3,131)

Net Cash (Used In)/Provided By Investing Activities	(21,248)	37,417

Cash Flows to Financing Activities:
Proceeds from borrowings	31,000	98,000
Repayment of borrowings	(30,941)	(163,363)
Dividend distributions paid to stockholders	(21,132)	(16,729)
Repurchases of common stock	(5,000)	—
Distributions to non-controlling interests in properties	(434)	(424)
Shares withheld for payment of taxes on restricted stock unit vesting	(87)	(216)
Contributions from non-controlling interests in properties	3	2

Net Cash Used In Financing Activities	(26,591)	(82,730)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	27,130	(9,628)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	42,266	45,951

Cash, Cash Equivalents and Restricted Cash, End of Period	$69,396	$36,323

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	26,352	13,394
Restricted Cash, End of Period	43,044	22,929

Cash, Cash Equivalents and Restricted Cash, End of Period	$69,396	$36,323

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,850	$11,955
Purchase of additions in real estate properties included in accounts payable	$10,301	$4,233
Purchase of deferred leasing costs included in accounts payable	$2,926	$2,164
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
2. Summary of Significant Accounting Policies
Basis of Preparation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
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
3. Real Estate Investments
Acquisitions
During the six months ended June 30, 2022 and 2021 the Company acquired the following properties:

Property	Date Acquired	Percentage Owned
5910 Pacific Center and 9985 Pacific Heights	May 2021	100%
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

Sale of Real Estate Property
During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and the Company signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, the Company reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of
$21.7
 million net of disposal related costs. On June 15, 2022, the Company sold the Lake Vista Pointe property in Dallas, Texas for a gross sales price of
$
43.8

million.

On February 10
, 2021, the Company sold the Cherry Creek property in Denver, Colorado for a gross sales price of $95.0 million, resulting in an aggregate gain of $47.4 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations.

4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of June 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
June 30, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$19,488	$84,897	$37,591	$141,976	$(16,605)	$(138)	$(16,743)
Accumulated amortization	(8,877)	(52,350)	(18,987)	(80,214)	6,651	50	6,701

	$10,611	$32,547	$18,604	$61,762	$(9,954)	$(88)	$(10,042)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2021	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$21,147	$93,761	$39,345	$154,253	$(16,743)	$(138)	$(16,881)
Accumulated amortization	(9,627)	(56,987)	(18,714)	(85,328)	5,961	48	6,009

	$11,520	$36,774	$20,631	$68,925	$(10,782)	$(90)	$(10,872)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2022	$5,283
2023	9,028
2024	6,695
2025	6,507
2026	6,461
Thereafter	17,746

$51,720

5. Debt
The following table summarizes the indebtedness as of June 30, 2022 and December 31, 2021 (dollars in thousands):

Property	June 30, 2022	December 31, 2021	Interest Rate as of June 30, 2022 (1)		Maturity
Unsecured Credit Facility (3)(4)	$162,000	$142,000	LIBOR +1.30	% (2)	November 2025
Term Loan (3)	50,000	50,000	LIBOR +1.25	% (2)	September 2024
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (5)	40,031	40,381	4.30%		March 2027
Circle Point	39,650	39,650	4.49%		September 2028
190 Office Center	39,239	39,581	4.79%		October 2025
SanTan	32,477	32,807	4.56%		March 2027
Intellicenter	31,591	31,883	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	27,162	27,535	3.10%		September 2023
2525 McKinnon	27,000	27,000	4.24%		April 2027
Greenwood Blvd	21,660	21,920	3.15%		December 2025
Cascade Station	21,387	21,581	4.55%		May 2024
5090 N. 40 th St	21,024	21,233	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027

Property	June 30, 2022	December 31, 2021	Interest Rate as of June 30, 2022 (1)	Maturity
Central Fairwinds	16,491	16,707	3.15%	June 2024
FRP Ingenuity Drive	16,312	16,457	4.44%	December 2024
Carillon Point	14,981	15,185	3.10%	October 2023
Lake Vista Pointe (6)	—	17,018	—	—

Total Principal	658,605	658,538
Deferred financing costs, net	(4,501)	(5,223)
Unamortized fair value adjustments	262	333

Total	$654,366	$653,648

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (the “Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of June 30, 2022, the one-month LIBOR rate was 1.79%.
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
30-day
LIBOR payments.

(4)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $300 million. Combined with the Company’s existing five-year Term Loan, the total authorized borrowings increased from $300 million to $350 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of
June 30
, 2022, the Unsecured Credit Facility had $162.0 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(5)
The mortgage loan anticipated repayment date (“ARD”) is March 1, 2027. The final scheduled maturity date can be extended up to 5 years beyond the ARD. If the loan is not paid off at ARD, the loan’s
interest rate shall be adjusted to the greater of (i) the initial interest rate plus 200 basis points or (ii) the yield on the five year “on the run” treasury reported by Bloomberg market data service plus 450 basis points.

(6)	In June 2022, the loan balance of $ 16.8 million was repaid in full.

The scheduled principal repayments of debt as of June 30, 2022 are as follows (in thousands):

2022	$3,141
2023	48,149
2024	108,479
2025	253,997
2026	4,536
Thereafter	240,303

$658,605

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

In September 2019
, the Company entered into the Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement.

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
As of June 30, 2022, the Interest Rate Swap was reported as a
n
 asset at its fair value of approximately $1.9 million, which is included in other assets on the Company’s condensed consolidated balance sheet. For the six months ended June 30, 2022, approximately $0.2 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty. For the six months ended June 30, 2021, approximately $0.3 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
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
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $436.7 million and $478.1 million (compared to a carrying value of $446.6 million and $466.5 million) as of June 30, 2022, and December 31, 2021, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the six months ended June 30, 2022 and 2021, the Company earned $0.3 million and $0.3 million, respectively, in administrative services performed for Second City Real Estate II Corporation (“Second City”), Clarity Real Estate Ventures GP, Limited Partnership (“Clarity”) and their affiliates.
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
The Company recognized fixed and variable lease payments for operating leases for the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed payments	$38,309	$34,311	$76,628	$67,862
Variable payments	6,180	5,629	12,620	11,536

	$44,489	$39,940	$89,248	$79,398

The Company recognized interest income of
$0.6
million and variable lease payments of $0.2 million for the sales-type lease at the Lake Vista Pointe property for the three a
n
d six months ended June 30, 2022.

Future minimum lease payments to be received by the Company as of June 30, 2022 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2022	$63,397
2023	117,160
2024	104,445
2025	92,922
2026	84,779
Thereafter	252,335

$715,038

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of June 30, 2022, these leases had remaining terms of under one year to 66 years and a weighted average remaining lease term of 50 years. Right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	June 30, 2022	December 31, 2021
Right-of-use asset – operating leases	$13,858	$14,114
Lease liability – operating leases	$9,009	$9,160
Right-of-use asset – financing leases	$10,180	$10,308
Lease liability – financing leases	$1,450	$1,425
Lease liabilities are measured at the commencement date based on the present value of future lease payments. One of the Company’s operating ground leases includes rental payment increases over the lease term based on increases in the Consumer Price Index (“CPI”). Changes in the CPI were not estimated as part of the measurement of the operating lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 6.2
% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments.
Right-of-use
assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Operating lease
expenses for the three and six months ended June 30, 2022 were $0.3 million and $0.5 million, respectively. Operating lease expenses for the three and six months ended June 30, 2021 were $0.3 million and $0.5 million, respectively. Financing lease expenses for the three and six months ended June 30, 2022 were $0.1 million and $0.2 million, respectively. Financing lease expenses for the three and six months ended June 30, 2021 were nominal.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of June 30, 2022 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2022	$290	$17
2023	836	12
2024	770	7
2025	770	8
2026	724	8
Thereafter	27,151	6,946

Total future minimum lease payments	30,541	6,998
Discount	(21,532)	(5,548)

Total	$9,009	$1,450

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2022, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
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
During the six months ended June 30, 2022, the Company completed the repurchase of 394,833 shares of its common stock for approximately $5.0 million. There were no shares repurchased during the six months ended June 30, 2021.
Common Stock and Common Unit Distributions
On June 16, 2022, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.20 per common share for the quarterly period ended June 30, 2022. The dividend was paid subsequent to quarter end on July 22, 2022 to common stockholders and common unitholders of record as of the close of business on July 8, 2022, resulting in an aggregate payment of $8.6 million.
Preferred Stock Distributions
On June 16, 2022, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended June 30, 2022. The dividend was paid subsequent to quarter end on July 22, 2022 to the holders of record of Series A Preferred Stock as of the close of business on July 8, 2022.
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

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2022:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	3,902	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2022	584,047	307,500
Granted	—	—
Issuance of dividend equivalents	7,451	—
Vested	(177,812)	—
Forfeited	—	—

Outstanding at June 30, 2022	413,686	307,500
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2021:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2020	332,435	97,500
Granted	169,500	120,000
Issuance of dividend equivalents	5,139	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2021	507,074	217,500
Granted	—	—
Issuance of dividend equivalents	6,884	—
Vested	(177,038)	—
Forfeited	—	—

Outstanding at June 30, 2021	336,920	217,500
During the six months ended June 30, 2022 and June 30, 2021, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain
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
During the three months ended June 30, 2022 and June 30, 2021, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2021	$457	$208	$665
2022	652	340	992
During the six months ended June 30, 2022 and June 30, 2021, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2021	$920	$391	$1,311
2022	1,251	645	1,896
11. Subsequent Events
Subsequent to quarter end through August 2, 2022, the Com
p
any completed the
repurchase of an additional
 1,907,861 shares of its common stock for approximately $25.2 million.

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

•	defaults on or non-renewal of leases by tenants, including as a result of the ongoing COVID-19 pandemic;

•	increased interest rates, any resulting increase in financing or operating costs and the impact of inflation;

•	decreased rental rates or increased vacancy rates, including as a result of the ongoing COVID-19 pandemic;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements, vaccine mandates or actions in response to the COVID-19 pandemic;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

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
Revenue Base
As of June 30, 2022, we owned 25 properties comprised of 60 office buildings with a total of approximately 6.0 million square feet of net rentable area (“NRA”). As of June 30, 2022, our properties were approximately 86.9% leased.

Office Leases
Historically, most leases for our properties have been on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries in our statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected in tenant recoveries. All tenants in Canyon Park, Superior Pointe, The Terraces and 2525 McKinnon properties have triple net leases. Certain tenants at AmberGlen, Block 23, Bloc 83, Florida Research Park, Circle Point, The Quad, Cascade Station and Denver Tech have leases on a triple net basis. We are also a lessor for a fee simple ground lease at the AmberGlen property. All of our remaining leases are predominately full-service gross leases.
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
All of our buildings are open and continue to operate. We have adopted new policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in the second quarter 2022 was significantly lower than pre-pandemic
usage. Usage of our assets in the near future depends on the duration of the pandemic, the continued implementation and effectiveness of
COVID-19
vaccines and other therapeutics and corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the three months ended June 30, 2022, as a result of
COVID-19
or governmental or tenant actions in response thereto, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.
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
Business and Strategy
We focus on owning and acquiring office properties in our footprint of growth markets predominantly in the Sun Belt. Our markets generally possess growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, generally low-cost
centers for business operations and a high quality of life. We believe these characteristics have made our markets desirable, as evidenced by domestic net migration generally towards our geographic footprint. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate property and leasing managers to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation.
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

Our Properties
As of June 30, 2022, we owned 25 properties comprised of 60 office buildings with a total of approximately 6.0 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of June 30, 2022.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (25.3% of NRA)	Block 23	100.0%	307	94.0%	$29.63	$31.88	$8,552
	Pima Center	100.0%	272	63.9%	$28.63	$28.63	$4,976
	SanTan	100.0%	267	96.5%	$30.10	$30.10	$7,746
	5090 N. 40 th St	100.0%	176	95.4%	$31.88	$31.88	$5,335
	Camelback Square	100.0%	172	69.9%	$33.56	$33.56	$4,026
	The Quad	100.0%	163	100.0%	$31.15	$31.46	$5,078
	Papago Tech	100.0%	163	86.1%	$23.39	$23.39	$3,277
Tampa, FL (17.5%)	Park Tower	94.8%	478	86.4%	$27.27	$27.27	$11,253
	City Center	95.0%	245	85.0%	$27.84	$27.84	$5,791
	Intellicenter	100.0%	204	100.0%	$25.64	$25.64	$5,219
	Carillon Point	100.0%	124	100.0%	$29.52	$29.52	$3,666
Denver, CO (13.4%)	Denver Tech	100.0%	381	93.2%	$23.98	$28.08	$8,425
	Circle Point	100.0%	272	75.4%	$19.42	$33.28	$3,984
	Superior Pointe	100.0%	152	91.3%	$18.77	$31.77	$2,609
Orlando, FL (12.0%)	Florida Research Park	96.5%	393	80.7%	$25.37	$27.34	$7,973
	Central Fairwinds	97.0%	168	94.6%	$27.26	$27.26	$4,337
	Greenwood Blvd	100.0%	155	100.0%	$24.25	$24.25	$3,760
Dallas, TX (9.8%)	190 Office Center	100.0%	303	75.5%	$27.11	$27.11	$6,210
	The Terraces	100.0%	173	95.9%	$37.99	$57.99	$6,290
	2525 McKinnon	100.0%	111	93.0%	$27.05	$46.05	$2,801
Portland, OR (5.5%)	AmberGlen	76.0%	203	98.4%	$23.55	$26.45	$4,695
	Cascade Station	100.0%	128	100.0%	$28.77	$30.68	$3,685
San Diego, CA (4.7%)	Mission City	100.0%	281	88.0%	$38.24	$38.24	$9,466
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$23.17	$27.17	$4,791

Total / Weighted Average – Excluding Acquisitions in Lease-Up (3)			5,498	88.6%	$27.54	$30.49	$133,945
Raleigh, NC (8.3%)	Bloc 83	100.0%	495	68.3%	$37.03	$37.12	$12,527

Total / Weighted Average – June 30, 2022			5,993	86.9%	$28.16	$30.92	$146,472

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2022 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy. Including contracted leases, occupancy was 85.2% at Bloc 83 as of June 30, 2022.

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
10-K
for the year ended December 31, 2021.
Results of Operations
Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $5.5 million, or 14%, to $45.5 million for the three months ended June 30, 2022 compared to $40.0 million for the three months ended June 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $2.5 million, $2.7 million and $3.9 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa in December 2021 decreased revenue by $3.1 million. Revenue also decreased at Park Tower by $0.6 million due to the downtime associated with a tenant departure in which a replacement tenant did not take occupancy until the middle of the second quarter of 2022. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $4.0 million, or 12%, to $36.2 million for the three months ended June 30, 2022, from $32.2 million for the three months ended June 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $1.6 million, $1.8 million and $2.5 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa resulted in a $1.8 million decrease in total operating expenses. The remaining properties’ expenses were relatively unchanged in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $2.6 million, or 19%, to $16.8 million for the three months ended June 30, 2022, from $14.2 million for the three months ended June 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $0.7 million, $0.9 million and $0.7 million, respectively. An increase of $0.2 million was attributable to the Ingenuity Drive property within the Florida Research Park portfolio as that property was converted from a single tenant property where the tenant paid for its own operating expenses into a multi-tenant property where expenses are paid by the landlord and reimbursements are charged to the tenants. Offsetting these increases, the disposition of Sorrento Mesa resulted in a $0.6 million decrease in property operating expenses. The remaining properties’ expenses increased a combined $0.7 million.

General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.5 million, or 18%, to $3.6 million for the three months ended June 30, 2022, from $3.1 million for the three months ended June 30, 2021. General and administrative expenses increased primarily due to higher stock-based compensation expense and higher professional fees.
Depreciation and Amortization.
Depreciation and amortization increased $0.7 million, or 5%, to $15.7 million for the three months ended June 30, 2022, from $15.0 million reported for the same period in 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $0.9 million, $0.9 million and $1.7 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa resulted in a $1.2 million decrease and the disposition of Lake Vista Pointe resulted in a further decrease of $0.2 million. Also contributing to the decrease, depreciation and amortization for Pima Center decreased by $0.5 million from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ depreciation expenses were marginally lower in comparison to the prior period.
Other Expense (Income)
Interest Expense.
Interest expense increased $0.4 million, or 6%, to $6.3 million for the three months ended June 30, 2022, from $5.9 million for the three months ended June 30, 2021. The increase was primarily attributable to the increase in the amount drawn and interest rates on our floating rate debt.
Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $10.8 million, or 14%, to $90.3 million for the six months ended June 30, 2022 compared to $79.5 million for the six months ended June 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $5.0 million, $5.3 million and $7.4 million, respectively. A further increase can be attributed to the SanTan property, which recorded higher termination fee income during 2022, which increased revenue by $0.6 million. Offsetting these increases, the disposition of Cherry Creek in February 2021 and Sorrento Mesa in December 2021 decreased revenue by $0.8 million and $5.8 million, respectively. Revenue also decreased at Park Tower by $1.0 million due to the downtime associated with a tenant departure in which a replacement tenant did not take occupancy until the middle of the second quarter of 2022. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $8.4 million, or 13%, to $71.9 million for the six months ended June 30, 2022, from $63.5 million for the six months ended June 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $3.0 million, $3.5 million and $5.0 million, respectively. Offsetting these increases, the disposition of Cherry Creek resulted in a $0.3 million decrease and the disposition of Sorrento Mesa resulted in a $3.2 million decrease in total operating expenses. The remaining properties’ expenses increased a combined $0.4 million.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $5.0 million, or 18%, to $33.3 million for the six months ended June 30, 2022, from $28.3 million for the six months ended June 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $1.3 million, $1.6 million and $1.6 million, respectively. An increase of $0.4 million was attributable to the Ingenuity Drive property within the Florida Research Park portfolio as that property was converted from a single tenant property where the tenant paid for its own operating expenses into a multi-tenant property where expenses are paid by the landlord and reimbursements are charged to the tenants. Offsetting these increases, the disposition of Cherry Creek resulted in a $0.3 million decrease and the disposition of Sorrento Mesa resulted in a $1.1 million decrease in property operating expenses. The remaining properties’ expenses increased a combined $1.5 million.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $1.2 million, or 20%, to $7.1 million for the six months ended June 30, 2022, from $5.9 million reported for the same period in 2021. General and administrative expenses increased primarily due to higher stock-based compensation expense and higher professional fees.
Depreciation and Amortization.
Depreciation and amortization increased $2.1 million, or 7%, to $31.5 million for the six months ended June 30, 2022, from $29.4 million reported for the same period in 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $1.7 million, $1.8 million and $3.4 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa resulted in a $2.1 million decrease and the disposition of Lake Vista Pointe resulted in a further decrease of $0.4 million. Also contributing to the decrease, depreciation and amortization for Pima Center decreased by $1.0 million from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ depreciation expenses were marginally lower in comparison to the prior period.
Other Expense (Income)
Interest Expense.
Interest expense was relatively unchanged decreasing by $0.2 million, or 1%, to $12.3 million for the six months ended June 30, 2022, from $12.5 million for the six months ended June 30, 2021.
Net Gain on the Sale of Real Estate Property.
 During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and we signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, we reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal related costs. The Lake Vista Pointe property was sold in June 2022. In the prior year, we recorded a net gain on the sale of real estate property of $47.4 million for the six months ended June 30, 2021 related to the sale of our Cherry Creek property in February 2021.
Cash Flows
Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021
Cash, cash equivalents and restricted cash were $69.4 million and $36.3 million as of June 30, 2022 and June 30, 2021, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $39.3 million to $75.0 million for the six months ended June 30, 2022 compared to $35.7 million for the same period in 2021. The increase in cash provided by operating activities was primarily due to receipts received from the sales-type lease at the Lake Vista Pointe property, which was sold in June 2022.
Cash flow to investing activities.
Net cash used in investing activities increased by $58.6 million to $21.2 million for the six months ended June 30, 2022 compared to $37.4 million provided by investing activities for the same period in 2021. The increase in cash used in investing activities was primarily due to a decrease in proceeds from sale of real estate for the six months ended June 30, 2022 compared to the same period in 2021. The higher proceeds from sale of real estate in 2021 was attributable to the sale of the Cherry Creek property in 2021.
This decrease was partially offset by higher acquisition of real estate in 2021 compared to 2022.

Cash flow to financing activities.
Net cash used in financing activities decreased by $56.1 million to $26.6 million for the six months ended June 30, 2022 compared to $82.7 million for the same period in 2021. The decrease in cash used in financing activities was primarily due to lower repayment of borrowings, partially offset by lower net proceeds from borrowings.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $26.4 million of cash and cash equivalents and $43.0 million of restricted cash as of June 30, 2022.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) that provides for commitments of up to $300 million on the Unsecured Credit Facility. Our Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. Combined with the Term Loan, the total authorized borrowings increased from $300 million to $350 million. As of June 30, 2022, we had approximately $162.0 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
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
30-day
LIBOR payments.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the six months ended June 30, 2022.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of June 30, 2022, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2022	2023-2024	2025-2026	More than 5 years
Principal payments on mortgage loans	$658,605	$3,141	$156,628	$258,533	$240,303
Interest payments (1)	94,099	12,307	45,770	28,211	7,811
Tenant-related commitments	23,620	23,620	—	—	—
Lease obligations	37,539	307	1,625	1,510	34,097

Total	$813,863	$39,375	$204,023	$288,254	$282,211

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at June 30, 2022. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

Inflation
Substantially all of our office leases provide for real estate tax and operating expense escalations. In addition, most of the leases provide for fixed annual rent increases. We believe that inflationary increases may be at least partially offset by these contractual rent increases and expense escalations. However, a longer period of inflation could affect our cash flows or earnings, or impact our borrowings, as discussed elsewhere in this Report.

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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. The Financial Conduct Authority (the authority that regulates LIBOR) has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR by June 30, 2023. The Alternative Reference Rates Committee (“AARC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for future use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We currently consider our interest rate exposure to be moderate because as of June 30, 2022, approximately $446.6 million, or 67.8%, of our debt had fixed interest rates and approximately $212.0 million, or 32.2%, had variable interest rates. Of the $212.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 75.4% of our debt was fixed rate debt and 24.6% was variable rate debt as of June 30, 2022. An increase of 1% in LIBOR would result in a $1.6 million increase to our annual interest costs on debt outstanding as of June 30, 2022 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in LIBOR, assuming a rate floor of 0%, would result in a $1.6 million decrease to our annual interest costs on debt outstanding as of June 30, 2022 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2022.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of June 30, 2022, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
The following risk factor supplements the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2021. Except as presented below or in the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, there have been no material changes from the risk factors set forth in such Annual Report.
Inflation and price volatility in the global economy could negatively impact our tenants and our results of operations
.
Inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. While our leases generally provide for fixed annual rent increases, high levels of inflation could outpace our contractual rent increases. The leases at our properties are either full-service gross or net lease basis. Our full-service gross leases generally have a base year expense “stop”, whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. Additionally, our triple-net
leases require the lessee to pay all property operating expenses. Therefore, increases in property-level expenses resulting from inflation could have an adverse impact on our lessees if increases in their operating expenses exceed increases in their revenue, which may adversely affect our lessees’ ability to pay rent or other obligations owed to us. An increase in our lessees’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our lessees’ and our financial condition and our results of operations.
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

Share repurchase activity under our share repurchase plans, on a trade date basis, for the three months ended June 30, 2022, was as follows:

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock Repurchased	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Plans	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Plans (2) (thousands)
April 1 – 30, 2022	—	$—	—	$50,000
May 1 – 31, 2022	—	—	—	50,000
June 1 – 30, 2022	394,833	12.64	394,833	45,008

Total	394,833	$12.64	394,833	$45,008

(1)
The share repurchase plan was announced on August 5, 2020, approving the Company to repurchase an aggregate amount of $50 million of its outstanding shares of common stock. The share repurchase plan does not have an expiration date.

(2)	Represents approximate dollar value of shares that could have been purchased under the plans in effect at the end of the month.
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

Date: August 4, 2022

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)
Date: August 4, 2022

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)