Form 10-Q
period 2022-09-30
City Office REIT, Inc.
filed 2022-11-07
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    ☒  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 2, 2022
was 39,718,767.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended September 30, 2022

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	September 30, 2022	December 31, 2021

Assets
Real estate properties
Land	$200,686	$204,801
Building and improvement	1,233,713	1,244,177
Tenant improvement	134,785	119,011
Furniture, fixtures and equipment	673	664

	1,569,857	1,568,653
Accumulated depreciation	(178,237)	(157,356)

	1,391,620	1,411,297

Cash and cash equivalents	22,012	21,321
Restricted cash	19,669	20,945
Rents receivable, net	39,700	30,415
Deferred leasing costs, net	22,060	20,327
Acquired lease intangible assets, net	58,580	68,925
Other assets	30,638	28,283

Total Assets	$1,584,279	$1,601,513

Liabilities and Equity
Liabilities:
Debt	$676,116	$653,648
Accounts payable and accrued liabilities	38,091	27,101
Deferred rent	8,921	11,600
Tenant rent deposits	7,014	6,165
Acquired lease intangible liabilities, net	9,602	10,872
Other liabilities	20,199	21,532

Total Liabilities	759,943	730,918

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of September 30, 2022 and December 31, 2021	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,718,767 and 43,554,375 shares issued and outstanding as of September 30, 2022 and December 31, 2021	397	435
Additional paid-in capital	435,086	482,061
Retained earnings	273,843	275,502
Accumulated other comprehensive income/(loss)	2,819	(382)

Total Stockholders’ Equity	824,145	869,616
Non-controlling interests in properties	191	979

Total Equity	824,336	870,595

Total Liabilities and Equity	$1,584,279	$1,601,513

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Rental and other revenues	$45,522	$44,889	$135,871	$124,369
Operating expenses:
Property operating expenses	17,412	15,180	50,736	43,477
General and administrative	3,506	7,900	10,575	13,768
Depreciation and amortization	15,555	14,648	47,072	44,017

Total operating expenses	36,473	37,728	108,383	101,262

Operating income	9,049	7,161	27,488	23,107
Interest expense:
Contractual interest expense	(6,582)	(5,650)	(18,311)	(17,533)
Amortization of deferred financing costs and debt fair value	(303)	(267)	(917)	(869)

	(6,885)	(5,917)	(19,228)	(18,402)
Net gain on sale of real estate property	—	—	21,658	47,400

Net income	2,164	1,244	29,918	52,105
Less:
Net income attributable to non-controlling interests in properties	(175)	(378)	(510)	(760)

Net income attributable to the Company	1,989	866	29,408	51,345
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)

Net income/(loss) attributable to common stockholders	$134	$(989)	$23,843	$45,780

Net income/(loss) per common share:
Basic	$0.00	$(0.02)	$0.56	$1.05

Diluted	$0.00	$(0.02)	$0.55	$1.04

Weighted average common shares outstanding:
Basic	41,351	43,554	42,838	43,478

Diluted	42,125	43,554	43,663	44,091

Dividend distributions declared per common share	$0.20	$0.15	$0.60	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$2,164	$1,244	$29,918	$52,105
Other comprehensive income:
Unrealized cash flow hedge gain/(loss)	1,055	(22)	3,119	458
Amounts reclassified to interest expense	(121)	150	82	439

Other comprehensive income	934	128	3,201	897

Comprehensive income	3,098	1,372	33,119	53,002
Less:
Comprehensive income attributable to non-controlling interests in properties	(175)	(378)	(510)	(760)

Comprehensive income attributable to the Company	$2,923	$994	$32,609	$52,242

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non-controlling interests in properties	Total equity

Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595
Restricted stock award grants and vesting	—	—	—	—	972	(68)	—	904	—	904
Common stock dividend distribution declared	—	—	—	—	—	(8,711)	—	(8,711)	—	(8,711)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	—	—	24,520	—	24,520	171	24,691
Other comprehensive income	—	—	—	—	—	—	1,754	1,754	—	1,754

Balance—March 31, 2022	4,480	$112,000	43,554	$435	$483,033	$289,388	$1,372	$886,228	$899	$887,127

Restricted stock award grants and vesting	—	—	171	2	1,020	(117)	—	905	—	905
Common stock repurchased	—	—	(395)	(4)	(4,996)	—	—	(5,000)	—	(5,000)
Common stock dividend distribution declared	—	—	—	—	—	(8,580)	—	(8,580)	—	(8,580)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(180)	(180)
Net income	—	—	—	—	—	2,899	—	2,899	164	3,063
Other comprehensive income	—	—	—	—	—	—	513	513	—	513

Balance—June 30, 2022	4,480	$112,000	43,330	$433	$479,057	$281,735	$1,885	$875,110	$883	$875,993

Restricted stock award grants and vesting	—	—	—	—	1,075	(83)	—	992	—	992
Common stock repurchased	—	—	(3,612)	(36)	(45,046)	—	—	(45,082)	—	(45,082)
Common stock dividend distribution declared	—	—	—	—	—	(7,943)	—	(7,943)	—	(7,943)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	27	27
Distributions	—	—	—	—	—	—	—	—	(894)	(894)
Net income	—	—	—	—	—	1,989	—	1,989	175	2,164
Other comprehensive income	—	—	—	—	—	—	934	934	—	934

Balance—September 30, 2022	4,480	$112,000	39,718	$397	$435,086	$273,843	$2,819	$824,145	$191	$824,336

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity	Non-controlling interests in properties	Total equity

Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875
Restricted stock award grants and vesting	—	—	—	—	695	(50)	—	645	—	645
Common stock dividend distribution declared	—	—	—	—	—	(6,510)	—	(6,510)	—	(6,510)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(220)	(220)
Net income	—	—	—	—	—	48,817	—	48,817	192	49,009
Other comprehensive income	—	—	—	—	—	—	669	669	—	669

Balance—March 31, 2021	4,480	$112,000	43,397	$433	$480,106	$(132,556)	$(1,291)	$458,692	$921	$459,613

Restricted stock award grants and vesting	—	—	157	2	523	(76)	—	449	—	449
Common stock dividend distribution declared	—	—	—	—	—	(6,533)	—	(6,533)	—	(6,533)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	2	2
Distributions	—	—	—	—	—	—	—	—	(204)	(204)
Net income	—	—	—	—	—	1,662	—	1,662	190	1,852
Other comprehensive income	—	—	—	—	—	—	100	100	—	100

Balance—June 30, 2021	4,480	$112,000	43,554	$435	$480,629	$(139,358)	$(1,191)	$452,515	$909	$453,424

Restricted stock award grants and vesting	—	—	—	—	716	(50)	—	666	—	666
Common stock dividend distribution declared	—	—	—	—	—	(6,533)	—	(6,533)	—	(6,533)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	10	10
Distributions	—	—	—	—	—	—	—	—	(536)	(536)
Net income	—	—	—	—	—	866	—	866	378	1,244
Other comprehensive income	—	—	—	—	—	—	128	128	—	128

Balance—September 30, 2021	4,480	$112,000	43,554	$435	$481,345	$(146,930)	$(1,063)	$445,787	$761	$446,548

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$29,918	$52,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,072	44,017
Amortization of deferred financing costs and debt fair value	917	869
Amortization of above and below market leases	70	281
Straight-line rent/expense	(6,697)	428
Non-cash stock compensation	2,887	1,976
Receipts from sales-type lease	43,549	—
Net gain on sale of real estate property	(21,658)	(47,400)
Changes in non-cash working capital:
Rents receivable, net	(3,895)	635
Other assets	(158)	(560)
Accounts payable and accrued liabilities	6,977	8,558
Deferred rent	(2,679)	3,468
Tenant rent deposits	849	1,354

Net Cash Provided By Operating Activities	97,152	65,731

Cash Flows (to)/from Investing Activities:
Additions to real estate properties	(28,533)	(12,431)
Acquisition of real estate	—	(43,256)
Net proceeds from sale of real estate	—	122,103
Deferred leasing costs	(7,698)	(6,830)

Net Cash (Used In)/Provided By Investing Activities	(36,231)	59,586

Cash Flows to Financing Activities:
Proceeds from borrowings	82,000	106,000
Repayment of borrowings	(60,472)	(180,806)
Dividend distributions paid to stockholders	(31,567)	(25,117)
Repurchases of common stock	(50,082)	—
Distributions to non-controlling interests in properties	(1,328)	(960)
Shares withheld for payment of taxes on restricted stock unit vesting	(87)	(216)
Contributions from non-controlling interests in properties	30	12

Net Cash Used In Financing Activities	(61,506)	(101,087)

Net (Decrease)/ Increase in Cash, Cash Equivalents and Restricted Cash	(585)	24,230
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	42,266	45,951

Cash, Cash Equivalents and Restricted Cash, End of Period	$41,681	$70,181

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	22,012	17,697
Restricted Cash, End of Period	19,669	52,484

Cash, Cash Equivalents and Restricted Cash, End of Period	$41,681	$70,181

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,660	$17,568
Purchase of additions in real estate properties included in accounts payable	$10,568	$4,804
Purchase of deferred leasing costs included in accounts payable	$1,904	$1,351
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
ASU
2020-04
and ASU
2021-01
can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. In October 2022, the FASB issued a tentative decision which would amend the date the guidance will be available to December 31, 2024. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company has not yet adopted the standard and continues to evaluate the impact of ASU
2020-04
and ASU
2021-01
on its consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities occur.

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
3. Real Estate Investments
Acquisitions
During the nine months ended September 30, 2022 and 2021 the Company acquired the following properties:

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

Sale of Real Estate Property
During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and the Company signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, the Company reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal related costs. On June 15, 2022, the Company sold the Lake Vista Pointe property in Dallas, Texas for a gross sales price of $43.8 million.
On

February 10, 2021, the Company sold the Cherry Creek property in Denver, Colorado for a gross sales price of $
95.0
 million, resulting in an aggregate gain of $
47.4
 million net of disposal-related costs, which has been classified as net gain on sale of real estate property in the condensed consolidated statements of operations.

4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of September 30, 2022 and December 31, 2021 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
September 30, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total

Cost	$19,478	$80,788	$35,710	$135,976	$(16,531)	$(138)	$(16,669)
Accumulated amortization	(9,298)	(50,044)	(18,054)	(77,396)	7,016	51	7,067

	$10,180	$30,744	$17,656	$58,580	$(9,515)	$(87)	$(9,602)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2021	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total

Cost	$21,147	$93,761	$39,345	$154,253	$(16,743)	$(138)	$(16,881)
Accumulated amortization	(9,627)	(56,987)	(18,714)	(85,328)	5,961	48	6,009

	$11,520	$36,774	$20,631	$68,925	$(10,782)	$(90)	$(10,872)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2022	$2,542
2023	9,027
2024	6,695
2025	6,507
2026	6,461
Thereafter	17,746

$48,978

5. Debt
The following table summarizes the indebtedness as of September 30, 2022 and December 31, 2021 (dollars in thousands):

Property	September 30, 2022	December 31, 2021	Interest Rate as of September 30, 2022 (1)		Maturity
Unsecured Credit Facility (3)(4)	$185,000	$142,000	LIBOR +1.30	% (2)	November 2025
Term Loan (3)	50,000	50,000	LIBOR +1.25	% (2)	September 2024
Mission City	47,000	47,000	3.78%		November 2027
Canyon Park (5)	39,853	40,381	4.30%		March 2027
Circle Point	39,598	39,650	4.49%		September 2028
190 Office Center	39,071	39,581	4.79%		October 2025
SanTan	32,309	32,807	4.56%		March 2027
Intellicenter	31,447	31,883	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
FRP Collection	26,974	27,535	3.10%		September 2023

Property	September 30, 2022	December 31, 2021	Interest Rate as of September 30, 2022 (1)	Maturity
2525 McKinnon	27,000	27,000	4.24%	April 2027
Greenwood Blvd	21,529	21,920	3.15%	December 2025
Cascade Station	21,291	21,581	4.55%	May 2024
5090 N. 40 th St	20,917	21,233	3.92%	January 2027
AmberGlen	20,000	20,000	3.69%	May 2027
Central Fairwinds	16,383	16,707	3.15%	June 2024
FRP Ingenuity Drive (6)	16,240	16,457	4.44%	December 2024
Carillon Point	14,877	15,185	3.10%	October 2023
Lake Vista Pointe (7)	—	17,018	—	—

Total Principal	680,089	658,538
Deferred financing costs, net	(4,198)	(5,223)
Unamortized fair value adjustments	225	333

Total	$676,116	$653,648

(1)
All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility (the “Unsecured Credit Facility”) and the Term Loan (as defined herein), as explained in footnotes 3 and 4 below.

(2)	As of September 30, 2022, the one-month LIBOR rate was 3.14%.
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
30-day
LIBOR payments.

(4)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $300 million. Combined with the Company’s existing five-year Term Loan, the total authorized borrowings increased from $300 million to $350 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of September 30, 2022, the Unsecured Credit Facility had $185.0 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

(6)
As of September 30, 2022, the Debt Service Coverage Ratio (“DSCR”) covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep’ event that will begin in Q4 2022 where excess funds will be held in escrow to fund future tenant improvement expenses of current vacant space.

(7)	In June 2022, the loan balance of $16.8 million was repaid in full.
The scheduled principal repayments of debt as of September 30, 2022 are as follows (in thousands):

2022	$1,623
2023	48,150
2024	108,480
2025	276,997
2026	4,536
Thereafter	240,303

$680,089

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

Level 3 Inputs – unobservable inputs
In September 2019, the Company entered into the Interest Rate Swap for a notional amount of $
50
 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately
1.27
% of the notional amount annually, payable monthly, and receive floating rate
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
As of September 30, 2022, the Interest Rate Swap was reported as an asset at its fair value of approximately $2.8 million, which is included in other assets on the Company’s condensed consolidated balance sheet. For the nine months ended September 30, 2022, approximately $0.1 million of realized losses were reclassified to interest expense due to payments made to or received from
the swap counterparty. For the nine months ended September 30, 2021, approximately $0.4 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
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
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $420.4 million and $478.1 million (compared to a carrying value of $445.1 million and $466.5 million) as of September 30, 2022, and December 31, 2021, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the nine months ended September 30, 2022 and 2021, the Company earned $0.4 million and $0.5 million, respectively, in administrative services performed for Second City Real Estate II Corporation (“Second City”), Clarity Real Estate Ventures GP, Limited Partnership (“Clarity”) and their affiliates.
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

1
1

The Company recognized fixed and variable lease payments for operating leases for the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed payments	$39,117	$38,963	$115,746	$106,825
Variable payments	6,067	5,868	18,687	17,404

	$45,184	$44,831	$134,433	$124,229

The Company recognized interest income of $0.6 million and variable lease payments of $0.2 million for the sales-type lease at the Lake Vista Pointe property for the
 nine months ended September 30, 2022.
Future minimum lease payments to be received by the Company as of September 30, 2022 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2022	$31,795
2023	121,218
2024	111,347
2025	99,896
2026	91,616
Thereafter	285,667

$741,539

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increase
s
rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of September 30, 2022, these leases had remaining terms of under one year to 66 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	September 30, 2022	December 31, 2021
Right-of-use asset – operating leases	$13,734	$14,114
Lease liability – operating leases	$8,937	$9,160
Right-of-use asset – financing leases	$10,117	$10,308
Lease liability – financing leases	$1,463	$1,425
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

1
2

Right-of-use
assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Operating lease expenses for the three and nine months ended September 30, 2022 were $0.3 million and $0.8 million, respectively. Operating lease expenses for the three and nine months ended September 30, 2021 were $0.2 million and $0.7 million, respectively. Financing lease expenses for the three and nine months ended September 30, 2022 were $0.1 million and $0.3 million, respectively. Financing lease expenses for the three and nine months ended September 30, 2021 were nominal.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of September 30, 2022 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2022	$83	$9
2023	836	12
2024	770	7
2025	770	8
2026	724	8
Thereafter	27,151	6,946

Total future minimum lease payments	30,334	6,990
Discount	(21,397)	(5,527)

Total	$8,937	$1,463

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2022, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

1
3

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
In September 2022, the Company completed the full August 2020 share repurchase plan. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.
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
During the nine months ended September 30, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million. There were no shares repurchased during the nine months ended September 30, 2021.
Common Stock and Common Unit Distributions
On September 15, 2022, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.20 per common share for the quarterly period ended September 30, 2022. The dividend was paid subsequent to quarter end on October 21, 2022 to common stockholders and common unitholders of record as of the close of business on October 7, 2022, resulting in an aggregate payment of $7.9 million.
Preferred Stock Distributions
On September 15, 2022, the Company’s Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended September 30, 2022. The dividend was paid subsequent to quarter end on October 21, 2022 to the holders of record of Series A Preferred Stock as of the close of business on October 7, 2022.
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

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and nine months ended September 30, 2022:

	Number of RSUs	Number of Performance RSUs

Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	3,902	—

Outstanding at March 31, 2022	584,047	307,500
Issuance of dividend equivalents	7,451	—
Vested	(177,812)	—

Outstanding at June 30, 2022	413,686	307,500
Issuance of dividend equivalents	6,185	—

Outstanding at September 30, 2022	419,871	307,500
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and nine months ended September 30, 2021:

	Number of RSUs	Number of Performance RSUs

Outstanding at December 31, 2020	332,435	97,500
Granted	169,500	120,000
Issuance of dividend equivalents	5,139	—

Outstanding at March 31, 2021	507,074	217,500
Issuance of dividend equivalents	6,884	—
Vested	(177,038)	—

Outstanding at June 30, 2021	336,920	217,500
Issuance of dividend equivalents	3,963	—

Outstanding at September 30, 2021	340,883	217,500
During the nine months ended September 30, 2022 and September 30, 2021, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive
employees:

1
5

	Units Granted		Fair Value (in thousands)	Weighted Average Grant Fair Value Per Share
	RSUs	Performance RSUs

2022	237,986	90,000	$5,753	$17.54
2021	169,500	120,000	2,808	9.70
The RSU Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant date. The Performance RSU Awards will vest on the last day of the three-year measurement period.
During the three months ended September 30, 2022 and September 30, 2021, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2022	$652	$340	$992
2021	457	208	665
During the nine months ended September 30, 2022 and September 30, 2021, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2022	$1,902	$985	$2,887
2021	1,377	599	1,976

1
6

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
Revenue Base
As of September 30, 2022, we owned 25 properties comprised of 60 office buildings with a total of approximately 6.0 million square feet of net rentable area (“NRA”). As of September 30, 2022, our properties were approximately 85.8% leased.

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
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
Over the last quarter, the economic conditions in the U.S. and globally have deteriorated, primarily due to rising inflation. As inflation continued to reach new highs, it set off a chain reaction of events, beginning with the Federal Reserve taking and signaling severe tightening measures, interest rates rising across the yield curve, volatility and losses in the public equity and debt markets, and now increasing concerns that the U.S. economy may experience a recession. This evolving operating environment impacts our operating activities as:

•	business leaders may generally become more reticent to make large capital allocation decisions, such as entry into a new lease, given the uncertain economic environment;

•	our capital costs have increased due to higher interest rates and credit spreads, and private market debt financing is significantly more challenging to arrange; and

•	retaining and attracting new tenants has become increasingly challenging due to potential business layoffs, downsizing and industry slowdowns.
Despite the challenging economic environment, there is increasing evidence that many businesses have or will tighten up in-person
work policies as economic conditions worsen. Many of these companies increased their workforce during the pandemic without increasing their available space. We expect these factors to help offset, at least partially, the recessionary headwinds to space demand.
COVID-19
Our business has been and is continuing to be impacted by the
COVID-19
pandemic. In addition, our business has been and is continuing to be impacted by tenant uncertainty regarding office space needs given the evolving remote working trends as a result of the
COVID-19
pandemic. Throughout the
COVID-19
pandemic, all of our buildings have remained open and continue to operate. We have adopted policies and procedures to incorporate best practices for the safety of our tenants, our vendors and our employees. However, the usage of our assets in the third quarter 2022 was significantly lower than pre-pandemic
usage. Usage of our assets in the near future depends on the duration of the pandemic, the continued implementation and effectiveness of
COVID-19
vaccines and other therapeutics and corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
We continue to closely monitor the impact of the
COVID-19
pandemic on all aspects of our business and geographies. While we did not experience any significant disruptions during the three months ended September 30, 2022, as a result of
COVID-19
or governmental or tenant actions in response thereto, the long-term impact of the pandemic on our tenants and the world-wide economy is uncertain and impossible to estimate, and will depend on the scope, severity and duration of the pandemic.

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
We will continue to actively evaluate business operations and strategies to optimally position ourselves given current economic and industry conditions.
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
Rental Revenue and Tenant Recoveries
The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of the rising interest rates and the increasing likelihood of a U.S. recession, that impair our ability to renew or re-let
space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Our Properties
As of September 30, 2022, we owned 25 properties comprised of 60 office buildings with a total of approximately 6.0 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of September 30, 2022.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (25.3% of NRA)	Block 23	100.0%	307	94.0%	$29.63	$31.88	$8,552
	Pima Center	100.0%	272	43.7%	$27.99	$27.99	$3,324
	SanTan	100.0%	267	46.3%	$31.60	$31.60	$3,899
	5090 N. 40 th St	100.0%	176	96.1%	$31.93	$31.93	$5,386
	Camelback Square	100.0%	172	77.9%	$33.87	$33.87	$4,533
	The Quad	100.0%	163	100.0%	$31.45	$31.76	$5,126
	Papago Tech	100.0%	163	86.1%	$23.57	$23.57	$3,302
Tampa, FL (17.5%)	Park Tower	94.8%	479	88.6%	$27.45	$27.45	$11,643
	City Center	95.0%	245	89.4%	$27.24	$27.24	$5,956
	Intellicenter	100.0%	204	100.0%	$25.64	$25.64	$5,219
	Carillon Point	100.0%	124	100.0%	$30.07	$30.07	$3,734
Denver, CO (13.4%)	Denver Tech	100.0%	381	93.2%	$24.10	$28.21	$8,465
	Circle Point	100.0%	272	82.6%	$19.51	$33.38	$4,383
	Superior Pointe	100.0%	152	93.2%	$18.78	$31.78	$2,667
Orlando, FL (12.0%)	Florida Research Park	96.5%	393	82.2%	$25.56	$27.48	$8,184
	Central Fairwinds	97.0%	168	94.6%	$27.57	$27.57	$4,387
	Greenwood Blvd	100.0%	155	100.0%	$24.25	$24.25	$3,760
Dallas, TX (9.8%)	190 Office Center	100.0%	303	75.5%	$27.11	$27.11	$6,210
	The Terraces	100.0%	173	99.0%	$38.45	$58.45	$6,569
	2525 McKinnon	100.0%	111	94.8%	$29.98	$48.98	$3,165
Raleigh, NC (8.3%)	Bloc 83	100.0%	495	79.8%	$37.32	$37.41	$14,752
Portland, OR (5.5%)	AmberGlen	76.0%	203	98.4%	$23.55	$26.45	$4,695
	Cascade Station	100.0%	128	100.0%	$28.82	$30.73	$3,691
San Diego, CA (4.7%)	Mission City	100.0%	281	86.8%	$38.40	$38.40	$9,374
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$23.17	$27.17	$4,791

Total / Weighted Average – September 30, 2022			5,994	85.8%	$28.40	$31.29	$145,767

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2022 by (ii) 12.

Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of population and economic growth outperformance in our cities to continue, there is no way for us to predict whether these trends will continue, especially in light of inflation and rising interest rates as well as the potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the
COVID-19
pandemic will have on the short- and long-term demand for office space in our markets.
Critical Accounting Policies and Estimates
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form
10-K
for the year ended December 31, 2021 except for the adoption of Accounting Standards Update (“ASU”)
2021-05,
Leases (Topic 842) as outlined in Note 2 of the condensed consolidated financial statements.
Results of Operations
Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $0.6 million, or 1%, to $45.5 million for the three months ended September 30, 2022 compared to $44.9 million for the three months ended September 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $2.7 million, $2.7 million and $4.8 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa in December 2021 and Lake Vista Pointe in June 2022 decreased revenue by $3.5 million and $1.1 million, respectively. Revenue also decreased at Park Tower by $5.0 million due to a termination fee recognized in the prior period associated with an early tenant departure. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased by $1.2 million, or 3%, to $36.5 million for the three months ended September 30, 2022, from $37.7 million for the three months ended September 30, 2021. General and administrative expenses decreased by $4.4 million over the prior period primarily due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. Further, the disposition of Sorrento Mesa and Lake Vista Pointe decreased total operating expenses by $2.1 million and $0.5 million, respectively. Offsetting these decreases, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $1.7 million, $1.8 million and $2.9 million, respectively. The remaining properties’ expenses decreased a combined $0.6 million in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $2.2 million, or 15%, to $17.4 million for the three months ended September 30, 2022, from $15.2 million for the three months ended September 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $0.7 million, $0.8 million and $1.2 million, respectively. An increase of $0.2 million was attributable to the Ingenuity Drive property within the Florida Research Park portfolio as that property was converted from a single tenant property where the tenant paid for its own operating expenses into a multi-tenant property where expenses are paid by the landlord and reimbursements are charged to the tenants. Offsetting these increases, the disposition of Sorrento Mesa and Lake Vista Pointe decreased property operating expenses by $0.8 million and $0.3 million, respectively. The remaining properties’ expenses increased a combined $0.4 million.

General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $4.4 million, or 56%, to $3.5 million for the three months ended September 30, 2022, from $7.9 million for the three months ended September 30, 2021. In the prior period, general and administrative expenses increased due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. Offsetting this decrease were higher stock-based compensation expense and higher professional fees.
Depreciation and Amortization.
Depreciation and amortization increased $1.0 million, or 6%, to $15.6 million for the three months ended September 30, 2022, from $14.6 million reported for the same period in 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $1.0 million, $0.9 million and $1.8 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa and Lake Vista Pointe decreased depreciation and amortization expense by $1.3 million and $0.2 million, respectively. Also contributing to the decrease, depreciation and amortization for Park Tower decreased by $0.5 million as a result of the accelerated depreciation for an early tenant departure in the prior period. The remaining properties’ depreciation expenses decreased a combined $0.7 million.
Other Expense (Income)
Interest Expense.
Interest expense increased $1.0 million, or 16%, to $6.9 million for the three months ended September 30, 2022, from $5.9 million for the three months ended September 30, 2021. The increase was primarily attributable to the increase in the amount drawn and interest rates on our floating rate debt.
Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $11.5 million, or 9%, to $135.9 million for the nine months ended September 30, 2022 compared to $124.4 million for the nine months ended September 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $7.6 million, $8.1 million and $12.2 million, respectively. Also contributing to this increase was Mission City which increased $0.9 million over the prior year due to higher occupancy. Offsetting these increases, the disposition of Cherry Creek in February 2021, Sorrento Mesa in December 2021 and Lake Vista Pointe in June 2022 decreased revenue by $0.8 million, $9.4 million and $1.4 million, respectively. Revenue also decreased at Park Tower by $6.0 million due to a termination fee recognized in the prior year associated with an early tenant departure and the associated downtime in which a replacement tenant did not take occupancy until the middle of the second quarter of 2022. The remaining properties’ rental and other revenues increased a combined $0.3 million in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $7.1 million, or 7%, to $108.4 million for the nine months ended September 30, 2022, from $101.3 million for the nine months ended September 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $4.8 million, $5.2 million and $7.9 million, respectively. Offsetting these increases, the disposition of Cherry Creek, Sorrento Mesa and Lake Vista Pointe decreased total operating expenses by $0.3 million, $5.3 million and $1.0 million, respectively. General and administrative expenses decreased by $3.2 million over the prior period primarily due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. Also contributing to the decrease, depreciation and amortization for Pima Center decreased by $1.1 million from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ expenses increased a combined $0.1 million.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $7.2 million, or 17%, to $50.7 million for the nine months ended September 30, 2022, from $43.5 million for the nine months ended September 30, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $2.0 million, $2.5 million and $2.7 million, respectively. An increase of $0.7 million was attributable to the Ingenuity Drive property within the Florida Research Park portfolio as that property was converted from a single tenant property where the tenant paid for its own operating expenses into a multi-tenant property where expenses are paid by the landlord and reimbursements are charged to the tenants. An increase of $0.5 million was attributable to Park Tower due to higher non-recoverable
expenses and utilities. Offsetting these increases, the disposition of Cherry Creek, Sorrento Mesa and Lake Vista Pointe decreased property operating expenses by $0.3 million, $1.9 million and $0.5 million, respectively. The remaining properties’ expenses increased a combined $1.5 million due to a combination of factors including higher utilization at our properties.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $3.2 million, or 23%, to $10.6 million for the nine months ended September 30, 2022, from $13.8 million reported for the same period in 2021. In the prior period, general and administrative expenses increased due to a one-time
$5.0 million bonus accrual incurred as a result of the Sorrento Mesa sale transaction announced during the third quarter of 2021. Offsetting this decrease were higher stock-based compensation expense and higher professional fees.
Depreciation and Amortization.
Depreciation and amortization increased $3.1 million, or 7%, to $47.1 million for the nine months ended September 30, 2022, from $44.0 million reported for the same period in 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $2.8 million, $2.8 million and $5.2 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa and Lake Vista Pointe decreased depreciation and amortization expense by $3.4 million and $0.6 million, respectively. Also contributing to the decrease, depreciation and amortization for Pima Center decreased by $1.1 million from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ depreciation and amortization expense decreased a combined $2.6 million compared to the prior year, mainly due to accelerated amortization of tenant-related assets recorded in the prior year at SanTan, Park Tower and Mission City associated with early lease terminations at those properties.
Other Expense (Income)
Interest Expense.
Interest expense increased $0.8 million, or 4%, to $19.2 million for the nine months ended September 30, 2022, from $18.4 million for the nine months ended September 30, 2021. The increase was primarily attributable to the increase in the amount drawn and interest rates on our floating rate debt.
Net Gain on the Sale of Real Estate Property.
 During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and we signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, we reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal related costs. The Lake Vista Pointe property was sold in June 2022. In the prior year, we recorded a net gain on the sale of real estate property of $47.4 million for the nine months ended September 30, 2021 related to the sale of our Cherry Creek property in February 2021.

Cash Flows
Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021
Cash, cash equivalents and restricted cash were $41.7 million and $70.2 million as of September 30, 2022 and September 30, 2021, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $31.5 million to $97.2 million for the nine months ended September 30, 2022 compared to $65.7 million for the same period in 2021. The increase in cash provided by operating activities was primarily due to receipts received from the sales-type lease at the Lake Vista Pointe property, which was sold in June 2022.
Cash flow to investing activities.
Net cash used in investing activities increased by $95.8 million to $36.2 million for the nine months ended September 30, 2022 compared to $59.6 million provided by investing activities for the same period in 2021. The increase in cash used in investing activities was primarily due to a decrease in proceeds from sale of real estate for the nine months ended September 30, 2022 compared to the same period in 2021. The higher proceeds from sale of real estate in 2021 was attributable to the sale of the Cherry Creek property and the deposits received for the sale of the Sorrento Mesa portfolio in 2021.
This decrease was partially offset by higher acquisition of real estate in 2021 compared to 2022.
Cash flow to financing activities.
Net cash used in financing activities decreased by $39.6 million to $61.5 million for the nine months ended September 30, 2022 compared to $101.1 million for the same period in 2021. The decrease in cash used in financing activities was primarily due to lower repayment of borrowings, partially offset by higher repurchases of common stock in 2022.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $22.0 million of cash and cash equivalents and $19.7 million of restricted cash as of September 30, 2022.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) that provides for commitments of up to $300 million on the Unsecured Credit Facility. Our Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. Combined with the Term Loan, the total authorized borrowings increased from $300 million to $350 million. As of September 30, 2022, we had approximately $185.0 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
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
30-day
LIBOR payments.

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the nine months ended September 30, 2022.
Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations and reserves established from existing cash. We have further sources such as proceeds from our public offerings, including under our ATM Program, and borrowings under our mortgage loans and our Unsecured Credit Facility.
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
We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, we cannot assure you that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, interest rates, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of September 30, 2022, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2022	2023-2024	2025-2026	More than 5 years
Principal payments on mortgage loans	$680,089	$1,623	$156,630	$281,533	$240,303
Interest payments (1)	98,121	6,942	52,207	31,161	7,811
Tenant-related commitments	18,026	17,138	888	—	—
Lease obligations	37,324	92	1,625	1,510	34,097

Total	$833,560	$25,795	$211,350	$314,204	$282,211

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at September 30, 2022. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. The Financial Conduct Authority (the authority that regulates LIBOR) has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for future use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We currently consider our interest rate exposure to be moderate because as of September 30, 2022, approximately $445.1 million, or 65.4%, of our debt had fixed interest rates and approximately $235.0 million, or 34.6%, had variable interest rates. Of the $235.0 million variable rate debt, $50.0 million relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the
30-day
LIBOR rate at approximately 1.27% until maturity of the Term Loan. When factoring in the Term Loan as fixed rate debt through the Interest Rate Swap, approximately 72.8% of our debt was fixed rate debt and 27.2% was variable rate debt as of September 30, 2022. An increase of 1% in LIBOR would result in a $1.9 million increase to our annual interest costs on debt outstanding as of September 30, 2022 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in LIBOR would result in a $1.9 million decrease to our annual interest costs on debt outstanding as of September 30, 2022 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2022.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of September 30, 2022, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
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
Inflation and price volatility in the global economy could negatively impact our tenants and our results of operations
.
Inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages and currency volatility. During the twelve months ended September 30, 2022, the consumer price index rose by approximately 8.2% compared to the twelve months ended September 30, 2021. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. While our leases generally provide for fixed annual rent increases, high levels of inflation could outpace our contractual rent increases. The leases at our properties are either full-service gross or net lease basis. Our full-service gross leases generally have a base year expense “stop,” whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. Additionally, our triple-net
leases require the lessee to pay all property operating expenses. Therefore, increases in property-level expenses resulting from inflation could have an adverse impact on our lessees if increases in their operating expenses exceed increases in their revenue, which may adversely affect our lessees’ ability to pay rent or other obligations owed to us. An increase in our lessees’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our lessees’ and our financial condition and our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 9, 2020, the Company’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. In July 2020, the Company completed the full March 2020 share repurchase plan. On August 5, 2020, the Company’s Board of Directors approved an additional share repurchase plan authorizing the Company to repurchase up to an additional aggregate amount of $50 million of its outstanding shares of common stock. In September 2022, the Company completed the full August 2020 share repurchase plan. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.
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

Share repurchase activity under our share repurchase plans, on a trade date basis, for the three months ended September 30, 2022, was as follows:

Issuer Purchases of Equity Securities (1)
Period	Total Number of Shares of Common Stock Purchased	Average Price Paid per Share of Common Stock Repurchased	Total Number of Shares of Common Stock Purchased as Part of Share Repurchase Plans	Approximate Dollar Value of Shares of Common Stock that May Yet Be Purchased Under the Share Repurchase Plans (2) (thousands)
July 1 – 31, 2022	1,624,589	$13.06	1,624,589	$23,787
August 1 – 31, 2022	927,285	12.95	927,285	11,781
September 1 – 30, 2022	1,060,190	11.11	1,060,190	—

Total	3,612,064	$12.46	3,612,064	$—

(1)
The share repurchase plan was announced on August 5, 2020, approving the Company to repurchase an aggregate amount of $50 million of its outstanding shares of common stock. The share repurchase plan does not have an expiration date. In September 2022, the Company completed the full August 2020 share repurchase plan.

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

Date: November 7, 2022

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)
Date: November 7, 2022

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)