Form 10-K
period 2022-12-31
City Office REIT, Inc.
filed 2023-02-23
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes
☒
    No  ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was approximately $545.5 million, based on the closing sales price of $12.95 per share as reported on the New York Stock Exchange.
As of February 16, 2023, the registrant had 39,926,764 shares of common stock outstanding.
Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form
10-K
in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	increased interest rates, any resulting increase in financing or operating costs, the impact of inflation and a stall in economic growth or an economic recession;

•	changes in local, regional, national and international economic conditions, including as a result of the coronavirus disease (“COVID-19”) pandemic;

•	the extent to which “work from home” policies continue as a result of the COVID-19 pandemic;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•
demand for and market acceptance of our properties for rental purposes, including as a result of near-term market fluctuations or long-term trends that result in an overall decrease in the demand for office space;

•	decreased rental rates or increased vacancy rates, including as a result of the COVID-19 pandemic;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•	additional factors discussed under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”
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

PART I
ITEM 1. BUSINESS
Overview
We are an internally-managed corporation organized in the state of Maryland on November 26, 2013 focused on owning, operating and acquiring high-quality office properties located predominantly in Sun Belt markets. Our markets possess a number of attractive demographic and employment characteristics that we believe will lead to capital appreciation and growth in rental income at our properties over time. Our senior management team has extensive industry relationships and a proven track record in executing this strategy, which we believe provides a competitive advantage to our stockholders. We have elected to be taxed, and intend to continue to qualify, as a REIT for U.S. federal income tax purposes.
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
As of December 31, 2022, we owned 60 office buildings with a total of approximately 6.0 million square feet of net rentable area (“NRA”) in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. We believe that our properties are high-quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant profile, including federal and state governmental agencies and national and regional businesses. As of December 31, 2022, our portfolio was approximately 86.2% occupied. Our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 4.9 years as of December 31, 2022. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants.
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
Lease Currently Vacant Space and Complete Strategic Lease Renewals:
As of December 31, 2022, our portfolio was approximately 86.2% occupied, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe we have been successful in enhancing the appeal of vacant spaces by completing improvements to vacant leasable space, creating or improving building amenities and renovating common areas. We also seek to create stable, long-term cash flow through strategic lease renewals at market rental rates.
Acquire Properties in Our Target Markets:
We seek to expand our portfolio through acquisitions of office properties located predominantly in vibrant Sun Belt markets. We believe that expanding the depth of our portfolio in our markets and adding new strategic markets with similar characteristics creates economies of scale and builds a more desirable portfolio. We use our management team’s market-specific knowledge to identify acquisitions that we believe offer cash flow stability and long-term value creation opportunities.
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
2022 Highlights

•	Completed approximately 777,000 square feet of new and renewal leasing;

•	Integrated and stabilized the 975,000 square feet of premier office buildings in Raleigh, Phoenix and Dallas that we acquired in December 2021;

•	Closed the disposition of Lake Vista Pointe property in Dallas, Texas for a gross sales price of $43.8 million, generating a gain on sale of $21.7 million; and

•	Completed the repurchase of 4,006,897 shares of common stock at an average gross price of $12.48 per share for a total cost of approximately $50.0 million.
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
Segment and Geographic Financial Information
During 2022, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in this Annual Report on Form
10-K.
Environmental Matters
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
Human Capital Resources
As of December 31, 2022, the Company employed 23 full-time employees. The Company believes that corporate social responsibility goes hand-in-hand
with business growth and maximizing returns for our investors. Social responsibility furthers our mission to be an upstanding corporate citizen within the real estate community. We take pride in our work culture and strive to create an environment where our employees feel valued and are compensated fairly. Our reputation for acting with integrity, discipline and transparency is essential to the successful execution of our business goals. Key areas of focus for the Company include:
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
current reports on Form
8-K
and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cioreit.com). All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, Investment, and Nominating and Corporate Governance Committees of our Board of Directors are also available on our website at www.cioreit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 3210 – 666 Burrard Street, Vancouver, British Columbia, V6C 2X8. The Company may, from time to time, amend these charters and policies, and such amended charters and policies will be posted on the Company’s website. Our telephone number is +1 (604)
806-3366.
The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

ITEM 1A. RISK FACTORS
SUMMARY
Risks Related to Our Business and Our Properties

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

•
The
COVID-19
pandemic has caused severe disruptions in the United States and global economies, including disruptions in the financial and labor markets, which could materially and adversely affect our financial condition, results of operations, cash flow, liquidity and performance and that of our tenants.

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

•	Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

•	The impact of the Russian invasion of Ukraine on the global economy is uncertain.

•
Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

•	We may engage in hedging transactions, which can limit our gains and increase exposure to losses.

•	Economic conditions may adversely affect the real estate market and our financial condition, results of operations and cash flow.

•	Inflation and price volatility in the global economy could negatively impact our tenants and our results of operations.

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
Risks Related to Our Organizational Structure

•
Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of units in City Office REIT Operating Partnership, L.P. (our “Operating Partnership”), which may impede business decisions that could benefit our stockholders.

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

•
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.

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

Risks Related to Our Business and Our Properties
There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.
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

•
changes in operating costs and expenses, including, without limitation, increasing labor and material costs, insurance costs, energy prices, water and sewer costs, environmental restrictions, real estate taxes and costs of compliance with laws, regulations and government policies, which we may be restricted from passing on to our tenants;

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
At December 31, 2022, approximately 14.9%, 9.3% and 8.5% of our annualized base rent is scheduled to expire in 2023, 2024, and 2025, respectively, excluding month-to-month
leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. This risk has been increased by tenants working from home during the pandemic which has resulted in certain tenants re-evaluating
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
As of December 31, 2022, approximately 25.7% of the base rental revenue of our properties was derived from our ten largest tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions, changes in the severity or duration of the
COVID-19
pandemic or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
The
COVID-19
pandemic has caused severe disruptions in the United States and global economies, including disruptions in the financial and labor markets, which could materially and adversely affect our financial condition, results of operations, cash flow, liquidity and performance and that of our tenants.
There remains uncertainty regarding the duration and breadth of the
COVID-19
pandemic. The outbreak of
COVID-19
in many countries, including the United States, has contributed to significant volatility in economic activity and financial markets. The degree to which the
COVID-19
pandemic will continue to adversely impact our business, financial condition, results of operation, cash flows, liquidity and performance, and that of our tenants, will be driven primarily by the emergence of additional variants, the effectiveness, availability and distribution of vaccines, including their efficacy against new variant strains and the willingness of individuals to be vaccinated, the severity and duration of indirect economic and social impacts such as recession, supply chain disruptions, labor market disruptions, inflation, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and tenant behavior, as well as current and possible future governmental responses. These uncertainties make it impossible for us to predict with certainty the overall impact that
COVID-19
will have on us and our tenants prospectively. Factors related to
COVID-19
that have had, or could have, a material adverse effect on our results of operations and financial condition, include:

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

•
the financial impact of the
COVID-19
pandemic could negatively impact our future compliance with financial covenants of our unsecured credit facility (“Unsecured Credit Facility”), including the Company’s five-year $50 million term loan thereunder (the “Term Loan”), and other debt agreements, including mortgage debt, and result in a default and potentially an acceleration of indebtedness, which non-compliance
could negatively impact our ability to make additional borrowings and pay dividends on our common stock or preferred stock, or foreclosure on one or more our properties secured by mortgage debt;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions;

•
a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties due to a lack of suitable acquisition opportunities; and

•
a general decline in the attractiveness of our properties due to changes in the demand for office space, which may adversely impact our ability to consummate pending or future dispositions on terms that allow us to recover expected carrying values of a real estate investment.

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
Our total consolidated principal indebtedness, as of December 31, 2022, was approximately $693.8 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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
As of December 31, 2022, our principal indebtedness represented approximately 44.1% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock or preferred stock.
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
During the second half of 2022, the lenders for two of our mortgage borrowings have elected their right to escrow property level cash flow for the purpose of meeting future payment, tenant improvement and capital obligations. It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Agreement. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
The impact of the Russian invasion of Ukraine on the global economy is uncertain, but may prove to negatively impact our business and operations.
While the Company does not have any material business, operations or assets in Russia, Belarus or Ukraine, and has not been materially impacted by the actions of the Russian government at this time, the short and long-term implications of Russia’s invasion of Ukraine are difficult to predict. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. To the extent the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to information technology and market conditions, any of which could negatively affect our business and financial condition.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.
The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. On January 19, 2023, the U.S. reached its borrowing limit and currently faces risk of defaulting on its debt. Generally, if effective legislation to manage the level of federal debt is not enacted and the debt ceiling is reached in any given year, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. It is anticipated that the U.S. federal government will be able to fund its operations through approximately mid-2023.
However, contention among policymakers, among other factors, may hinder the enactment of policies to further increase the borrowing limit or address its debt balance timely. A failure by the U.S. Congress to raise the debt limit would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our tenants, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.
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
In September 2019, in connection with the increase in authorized borrowings under our Unsecured Credit Facility from $250 million to $300 million, we entered into a five-year interest rate swap for a notional amount of

$50 million (the “Interest Rate Swap”). Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
the London Interbank Offered Rate (“LIBOR”) payments. We have been incorporating LIBOR transition language in our existing floating rate instruments, including the Interest Rate Swap, when they are extended or refinanced.
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
As of December 31, 2022, the Interest Rate Swap was reported as an asset at its fair value of approximately $2.7 million, which is included in other assets on the Company’s consolidated balance sheet. For the year ended December 31, 2022, the amount of net realized gains reclassified to interest expense due to payments received from the swap counterparty was $0.2 million. Accordingly, the fair value of the Interest Rate Swap has been classified as a Level 2 fair value measurement. See Note 7 to our consolidated financial statements in this Annual Report on Form
10-K.
Changes in the method pursuant to which reference rates are determined and phasing out of LIBOR after 2022 may affect our financial results.
On March 5, 2021, the chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincided with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. In addition, based on guidance from U.S. banking regulators, U.S. financial institutions are not expected to enter into new U.S. Dollar LIBOR (“USD-LIBOR”) contracts after December 31, 2021, which means that any of our new borrowings thereafter will be done at alternative rates. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We currently have contracts that are indexed to LIBOR and expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, we expect to amend our LIBOR-based borrowings to reflect SOFR beginning in the first quarter of 2023. The differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement.
U.S. regulators and the ARRC have recommended that all LIBOR-based instruments include robust fallback language dictating what rate will apply when LIBOR ends. The fallbacks recommended by the ARRC are different for various non-derivative
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

Inflation and price volatility in the global economy could negatively impact our tenants and our results of operations.
Inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages and currency volatility. During the twelve months ended December 31, 2022, the consumer price index rose by approximately 6.5% compared to the twelve months ended December 31, 2021. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. While our leases generally provide for fixed annual rent increases, high levels of inflation could outpace our contractual rent increases. The leases at our properties are either full-service gross or net lease basis. Our full-service gross leases generally have a base year expense “stop,” whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. Additionally, our triple-net
leases require the lessee to pay all property operating expenses. Therefore, increases in property-level expenses resulting from inflation could have an adverse impact on our lessees if increases in their operating expenses exceed increases in their revenue, which may adversely affect our lessees’ ability to pay rent or other obligations owed to us. An increase in our lessees’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our lessees’ and our financial condition and our results of operations.
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
Certain of our properties are located in states where natural disasters such as tornadoes, hurricanes and earthquakes are more common than in other states. Given recent extreme weather events across parts of the United States, including devastating hurricanes in Florida, wildfires and floods in California, and winter storms in Texas, it is also possible that our other properties could incur significant damage due to other natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, such as droughts or flooding, our insurance includes deductible amounts and certain items may not be covered by insurance. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up
costs or otherwise incur costs in connection with such events. Any of these events may have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
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
As of December 31, 2022, we owned four properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.
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
Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 6.0% of the base rental revenue from our properties as of December 31, 2022, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

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
At any time, the U.S. federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. We cannot predict the long-term effect of any future changes on REITs and their stockholders generally. We and our stockholders could be adversely affected by any change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.
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
Climate change may result in extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. For example, a number of our properties are located in Arizona which is facing water supply issues resulting from the ongoing drought in the Western United States. In August 2022, the U.S. Bureau of Reclamation declared a Tier 2 shortage at Lake Mead, which increased water restrictions for states in the southwest. Beginning in January 2023, Arizona will forfeit approximately 21% of the state’s yearly allotment of water from Lake Mead. The success of our Arizona properties may continue to be negatively impacted by increased stress on water supplies caused by climate change. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our properties, business, results of operations and financial condition. Lastly, the physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.
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
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2022, we owned 25 office complexes comprised of 60 office buildings with a total of approximately 6.0 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of December 31, 2022.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (25.3% of NRA)	Block 23	100.0%	307	94.0%	$29.66	$31.92	$8,563
	Pima Center	100.0%	272	43.7%	$27.99	$27.99	$3,324
	SanTan	100.0%	267	46.3%	$31.74	$31.74	$3,916
	5090 N. 40 th St	100.0%	176	96.1%	$31.98	$31.98	$5,396
	Camelback Square	100.0%	172	83.5%	$34.32	$34.32	$4,934
	The Quad	100.0%	163	100.0%	$32.11	$32.42	$5,234
	Papago Tech	100.0%	163	86.1%	$24.01	$24.01	$3,364
Tampa, FL (17.5%)	Park Tower	94.8%	478	88.7%	$27.56	$27.56	$11,686
	City Center	95.0%	244	85.5%	$28.21	$28.21	$5,883
	Intellicenter	100.0%	204	100.0%	$25.64	$25.64	$5,219
	Carillon Point	100.0%	124	100.0%	$30.11	$30.11	$3,739
Denver, CO (13.4%)	Denver Tech	100.0%	381	93.2%	$24.15	$28.60	$8,480
	Circle Point	100.0%	272	84.5%	$19.73	$34.59	$4,531
	Superior Pointe	100.0%	152	98.3%	$18.92	$31.92	$2,833
Orlando, FL (12.0%)	Florida Research Park	96.5%	393	87.9%	$25.61	$27.37	$8,758
	Central Fairwinds	97.0%	168	92.5%	$27.77	$27.77	$4,319
	Greenwood Blvd	100.0%	155	100.0%	$24.25	$24.25	$3,760
Dallas, TX (9.8%)	190 Office Center	100.0%	303	77.5%	$26.57	$26.57	$6,241
	The Terraces	100.0%	173	99.0%	$38.62	$58.62	$6,600
	2525 McKinnon	100.0%	111	97.8%	$30.07	$51.07	$3,276
Raleigh, NC (8.3%)	Bloc 83	100.0%	495	83.5%	$37.40	$37.63	$15,458
Portland, OR (5.5%)	AmberGlen	76.0%	203	98.4%	$23.79	$27.06	$4,743
	Cascade Station	100.0%	128	100.0%	$29.13	$31.05	$3,731
San Diego, CA (4.7%)	Mission City	100.0%	281	73.7%	$39.03	$39.03	$8,097
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$23.17	$29.17	$4,791

Total / Weighted Average—December 31, 2022 (3)			5,992	86.2%	$28.46	$31.59	$146,876

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases for the year ended December 31, 2022.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2022 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Lease Maturity Profile
The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.
Lease Maturity Schedule
(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2022.
(2)	2.8% represents the leases under contract but not yet in occupancy as of December 31, 2022.
The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2022, plus available space, for each of the calendar years ending December 31, 2023 to December 31, 2032 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.9 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of NRA	Annualized Base Rent (1) (000s)	Percentage of Total Properties Rent	Annualized Base Rent per Leased Square Foot Expiring (2)	Annualized Base Rent (including Rent Abatement at Dec 31, 2022)	Annualized Base Rent per Leased Square Foot Expiring (Including Rent Abatement at Dec 31, 2022)
Vacant	—	657	11.0%	—	—	—	—	—

Contracted	—	167	2.8%	—	—	—	—	—

2023	65	789	13.2%	21,856	14.9%	27.70	21,294	26.99

2024	65	491	8.2%	13,670	9.3%	27.84	13,670	27.84

2025	50	445	7.4%	12,464	8.5%	28.01	12,464	28.01

2026	34	500	8.3%	13,257	9.0%	26.51	12,839	25.68

2027	41	716	11.9%	19,628	13.4%	27.41	19,628	27.41

2028	38	527	8.8%	13,780	9.4%	26.15	10,607	20.13

2029	20	549	9.2%	16,121	11.0%	29.36	15,003	27.33

2030	14	295	4.9%	10,158	6.9%	34.43	5,030	17.05

2031	4	164	2.7%	4,015	2.7%	24.48	4,015	24.48

2032 & Thereafter	21	692	11.6%	21,927	14.9%	31.69	17,827	25.76

Total / Weighted Average	352	5,992	100.0%	$146,876	100.0%	$28.46	$132,377	$25.61

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month of December 31, 2022, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects rental payments for the month of December 31, 2022, multiplied by 12 and divided by the NRA of expiring lease.

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
On February 16, 2023, the closing sale price of our common stock on the NYSE was $9.32. American Stock Transfer & Trust Company, LLC is the transfer agent and registrar for our common stock. On February 16, 2023, we had 55 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
We generally intend to continue to declare quarterly dividends on our common stock, subject to the Board’s discretion and applicable law. The actual amount and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code and Maryland law, and no assurance can be given as to the amounts or timing of future distributions, if any. From time to time, our board of directors may approve the repurchase of our shares of common stock or Series A Preferred Stock, par value $0.01 per share, through open market purchases or otherwise.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.

Stock Performance Graph
The following graph sets forth the five-year cumulative stockholder return (assuming reinvestment of dividends) to our stockholders, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and two peer group indexes (MSCI US REIT Index and Dow Jones U.S. Real Estate Office Index). The stock performance graph assumes that $100 was invested on December 31, 2017. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. The Dow Jones U.S. Real Estate Index consists of publicly traded U.S. office REITs. We have included the MSCI US REIT Index and the Dow Jones U.S. Real Estate Office Index because we believe that each is representative of the industry in which we compete and, therefore, each is relevant to an assessment of our performance.

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

During the year ended December 31, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million. There were no shares repurchased during the year ended December 31, 2021. During the year ended December 31, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of the City Office REIT, Inc. for the years ended December 31, 2022 and December 31, 2021.
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
This management’s discussion and analysis of financial condition and results of operations (this “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in “Risk Factors” and included in other portions of this Annual Report on Form
10-K.
You should read the following MD&A in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Annual Report on Form
10-K.
We have omitted from this MD&A a detailed discussion of the year-over-year changes from the Company’s fiscal year 2020 as compared to fiscal year 2021, which can be found in the MD&A section in the Company’s annual report on Form
10-K
for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on February 25, 2022.
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
During the year ended December 31, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million.
Indebtedness
At December 31, 2022, the Company had $200.5 million outstanding under the Company’s Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
For additional information regarding these mortgage loans, the Unsecured Credit Facility, including the Company’s five-year $50 million Term Loan thereunder and the related five-year Interest Rate Swap for a notional amount of $50 million to which the Company is a party, please refer to “Liquidity and Capital Resources” below.
Revenue Base
As of December 31, 2022, we owned 25 properties comprised of 60 office buildings with a total of approximately 6.0 million square feet of NRA. As of December 31, 2022, our properties were approximately 86.2% leased.
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
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
During 2022, economic conditions in the U.S. and globally have deteriorated, primarily due to rising inflation. As inflation continued to reach new highs, it set off a chain reaction of events, beginning with the Federal Reserve taking and signaling severe tightening measures, interest rates rising across the yield curve, volatility and losses in the public equity and debt markets, and now increasing concerns that the U.S. economy may experience a recession. This evolving operating environment impacts our operating activities as:

•	business leaders may generally become more reticent to make large capital allocation decisions, such as entry into a new lease, given the uncertain economic environment;

•	our cost of capital has increased due to higher interest rates and credit spreads, and private market debt financing is significantly more challenging to arrange; and

•	retaining and attracting new tenants has become increasingly challenging due to potential business layoffs, downsizing and industry slowdowns.
Despite the challenging economic environment, there is increasing evidence that many businesses have or will tighten up in-person
work policies as economic conditions worsen. Many of these companies increased their workforce during the pandemic without increasing their available space. We expect these factors to help offset, at least partially, the recessionary headwinds to demand for office space.
COVID-19
Our business has been and will likely continue to be impacted by the
COVID-19
pandemic. In addition, our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends as a result of the
COVID-19
pandemic. While the usage of our assets in 2022 was still lower than pre-pandemic
levels, usage has been increasing year over year. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
Leasing activity has been and is expected to be impacted by the
COVID-19
pandemic until and unless tenants increase the utilization of their spaces. We have experienced and we expect that we will continue to experience slower new leasing, and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark,” could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and could impact the pricing and competitiveness for leasing office space in our markets.
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
Rental Revenue and Tenant Recoveries
The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of rising interest rates and the increasing likelihood of a U.S. recession, that impair our ability to renew or re-let
space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.
Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties. The
COVID-19
pandemic did not cause a material change in our operating expenses for the fiscal year ended December 31, 2022.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our Sun Belt cities to continue, there is no way for us to predict whether these trends will continue, especially in light of inflation and rising interest rates as well as the potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the
COVID-19
pandemic will have on the short- and long-term demand for office space in our markets.
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
Use of Estimates
The Company has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. Significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination and measurement of impairment of long-lived assets and the useful lives of long-lived assets. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ materially from those estimates.
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
If we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when control of the space is turned over to the tenant. Tenant improvements are deferred and amortized on a straight-line basis over the terms of the respective lease. If we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
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
Impairment of Real Estate Properties
Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. We review our real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. We measure and record impairment losses and reduce the carrying amount of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases in which we do not expect to recover the carrying amount of properties held for use, we reduce our carrying amount to fair value. The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.
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
No. 2021-01,
Reference Rate Reform (Topic 848)(“ASU
2021-01”).
ASU
2021-01
clarified the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.
ASU
2020-04
and ASU
2021-01
can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. In December 2022, the FASB issued ASU
No. 2022-06,
Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU
2022-06”).
ASU
2022-06
amends the date the guidance will be available to December 31, 2024. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company has not yet adopted the standard and continues to evaluate the impact of ASU
2020-04,
ASU
2021-01
and ASU
2022-06
on its consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities occur.
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
Results of Operations
Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $16.5 million, or 10%, to $180.5 million for the year ended December 31, 2022 compared to $164.0 million for the year ended December 31, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $9.8 million, $10.3 million and $17.1 million, respectively. Also contributing to this increase was Mission City, which had increased revenue of $0.5 million over the prior year due to higher occupancy. Offsetting these increases, the disposition of Cherry Creek in February 2021, Sorrento Mesa in December 2021 and Lake Vista Pointe in June 2022 decreased revenue by $0.8 million, $12.2 million and $2.5 million, respectively. Revenue also decreased at Park Tower by $5.1 million due to a termination fee recognized in the prior year associated with an early tenant departure and the associated downtime in which a replacement tenant did not take occupancy until the middle of the second quarter of 2022. The remaining properties’ rental and other revenues remained relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $26.7 million, or 20%, to $157.5 million for the year ended December 31, 2022, from $130.8 million for the year ended December 31, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $6.1 million, $6.6 million and $10.8 million, respectively. Also contributing to the increase was a $13.4 million impairment of real estate which was recorded in Q4 2022. The impairment was a result of the write-down of 190 Office Center and Cascade Station to fair value. Offsetting these increases, the disposition of Cherry Creek, Sorrento Mesa and Lake Vista Pointe decreased total operating expenses by $0.3 million, $6.0 million and $1.6 million, respectively. General and administrative expenses decreased by $1.7 million over the prior period primarily due to a one-time
$3.5 million employee bonus incurred in the prior year as a result of the Sorrento Mesa sale transaction. Depreciation and amortization for Pima Center decreased by $1.1 million from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ total operating expenses increased a combined $0.5 million.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $9.7 million, or 17%, to $67.7 million for the year ended December 31, 2022, from $58.0 million for the year ended December 31, 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $2.6 million,

$3.2 million and $4.0 million, respectively. An increase of $0.9 million was attributable to the Ingenuity Drive property within the Florida Research Park portfolio as that property was converted from a single tenant property where the tenant paid for its own operating expenses into a multi-tenant property where expenses are paid by the landlord and reimbursements are charged to the tenants. An increase of $0.7 million was attributable to Park Tower due to higher non-recoverable
expenses and utilities. Offsetting these increases, the disposition of Cherry Creek, Sorrento Mesa and Lake Vista Pointe decreased property operating expenses by $0.3 million, $2.6 million and $0.8 million, respectively. The remaining properties’ expenses increased a combined $2.0 million due to a combination of factors including higher utilization at our properties.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses decreased $1.7 million, or 11%, to $13.8 million for the year ended December 31, 2022, from $15.5 million reported for the same period in 2021. In the prior period, general and administrative expenses increased due to a one-time
$3.5 million employee bonus incurred as a result of the Sorrento Mesa sale transaction. Offsetting this decrease were higher stock-based compensation expense and higher professional fees.
Depreciation and Amortization.
Depreciation and amortization increased $5.2 million, or 9%, to $62.5 million for the year ended December 31, 2022, from $57.3 million reported for the same period in 2021. Of this increase, the acquisitions of Block 23, The Terraces and Bloc 83 in December 2021 contributed increases of $3.5 million, $3.4 million and $6.8 million, respectively. Offsetting these increases, the disposition of Sorrento Mesa and Lake Vista Pointe decreased depreciation and amortization expense by $3.4 million and $0.7 million, respectively. Depreciation and amortization for Pima Center decreased by $1.1 million from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ depreciation and amortization expense decreased a combined $3.3 million compared to the prior year, mainly due to accelerated amortization of tenant-related assets recorded in the prior year at SanTan, Park Tower and Mission City associated with early lease terminations at those properties.
Other Expense (Income)
Interest Expense.
Interest expense increased $2.4 million, or 10%, to $27.0 million for the year ended December 31, 2022, from $24.6 million for the year ended December 31, 2021. The increase was primarily attributable to the increase in the amount drawn and interest rates on our floating rate debt.
Net Gain on the Sale of Real Estate Property.
 During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and we signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, we reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal related costs. The Lake Vista Pointe property was sold in June 2022. In the prior year, we recorded a net gain on the sale of real estate property of $476.7 million related to the sale of Cherry Creek in February 2021 and the sale of the Sorrento Mesa portfolio in December 2021 for net gains of $47.4 million and $429.3 million, respectively.
Impairment of Real Estate.
Impairment of real estate was $13.4 million for the year ended December 31, 2022 compared to nil in the prior year. The impairment was related to the write down of the carrying amount of 190 Office Center and Cascade Station, to fair value.

Cash Flows
Comparison of Period Ended December 31, 2022 to Period Ended December 31, 2021
Cash, cash equivalents and restricted cash were $44.3 million and $42.3 million as of December 31, 2022 and December 31, 2021, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $33.5 million to $106.7 million for the year ended December 31, 2022 compared to $73.2 million for the year ended December 31, 2021. The increase in cash was primarily due to receipts received from the sales-type lease at the Lake Vista property, which was sold in 2022, partially offset by changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities increased by $29.7 million to $47.1 million for the year ended December 31, 2022 compared to $17.4 million for the year ended December 31, 2021. The increase in cash used in investing activities was primarily due to a decrease in proceeds from sale of real estate in 2022 compared to 2021. The higher proceeds from sale of real estate in 2021 was attributable to the sale of the Cherry Creek property and the Sorrento Mesa portfolio. This decrease was partially offset by higher acquisition of real estate in 2021 compared to 2022 and higher additions to real estate properties in 2022 compared to 2021.
Cash flow to financing activities.
Net cash used in financing activities decreased by $1.9 million to $57.6 million for the year ended December 31, 2022 compared to $59.5 million for the year ended December 31, 2021. The decrease in cash used in financing activities was primarily due to higher net proceeds from borrowings in 2022 compared to 2021, partially offset by repurchases of our common stock for the year ended December 31, 2022 compared to no repurchases of our common stock for the year ended December 31, 2021.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $28.2 million of cash and cash equivalents and $16.1 million of restricted cash as of December 31, 2022.
On March 15, 2018, the Company entered into the Credit Agreement for our Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) that provides for commitments of up to $300 million on the Unsecured Credit Facility. Our Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under our Unsecured Credit Facility bear an interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. Combined with the Company’s five-year Term Loan, described further below, the total authorized borrowings increased from $300 million to $350 million. As of December 31, 2022, we had approximately $200.5 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
On September 27, 2019, the Company entered into the five-year Term Loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the five-year Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal year ended December 31, 2022.
During the second half of 2022, the lenders for two of our mortgage borrowings have elected their right to escrow property level cash flow for the purpose of meeting future payment, tenant improvement and capital obligations. For these two properties, the total restricted cash as of December 31, 2022 was $6.4 million.
After considering the effect of the COVID-19 pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
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

Consolidated Indebtedness as of December 31, 2022
As of December 31, 2022, we had approximately $693.8 million of outstanding consolidated principal indebtedness, 71.1% of which is effectively fixed rate debt when factoring in an interest rate swap. The following table sets forth information as of December 31, 2022 with respect to our outstanding indebtedness (in thousands).

Property	December 31, 2022	Interest Rate as of December 31, 2022 (1)	Maturity
Unsecured Credit Facility (3)(4)	$200,500	LIBOR +1.30% (2)	November 2025
Term Loan (3)	50,000	LIBOR +1.25% (2)	September 2024
Mission City	46,859	3.78%	November 2027
Canyon Park (5)	39,673	4.30%	March 2027
Circle Point	39,440	4.49%	September 2028
190 Office Center (6)	38,894	4.79%	October 2025
SanTan	32,140	4.56%	March 2027
Intellicenter	31,297	4.65%	October 2025
The Quad	30,600	4.20%	September 2028
2525 McKinnon	27,000	4.24%	April 2027
FRP Collection	26,784	3.10%	September 2023
Greenwood Blvd	21,396	3.15%	December 2025
Cascade Station	21,192	4.55%	May 2024
5090 N. 40 th St	20,810	3.92%	January 2027
AmberGlen	20,000	3.69%	May 2027
Central Fairwinds	16,273	3.15%	June 2024
FRP Ingenuity Drive (7)	16,165	4.44%	December 2024
Carillon Point	14,773	3.10%	October 2023

Total Principal	693,796
Deferred financing costs, net	(3,887)
Unamortized fair value adjustments	190

Total	$690,099

(1)	All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility and the Term Loan, as explained in footnotes 3 and 4 below.
(2)	As of December 31, 2022, the one-month LIBOR rate was 4.39%.
(3)
In September 2019, the Company entered into a five-year $50 million Term Loan increasing its authorized borrowings under the Unsecured Credit Facility from $250 million to $300 million. Borrowings under the Term Loan bear interest at a rate equal to the LIBOR rate plus a margin between 125 to 215 basis points depending upon the Company’s consolidated leverage ratio. In conjunction with the Term Loan, the Company also entered into the five-year Interest Rate Swap for a notional amount of $50 million. Pursuant to the Interest Rate Swap, the Company will pay a fixed rate of approximately 1.27% of the notional amount annually, payable monthly, and receive floating rate
30-day
LIBOR payments.

(4)
In March 2018, the Company entered into the Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $250 million, which includes an accordion feature that allows the Company to borrow up to $500 million, subject to customary terms and conditions. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement for the Unsecured Credit Facility that provides for commitments of up to $300 million. Combined with the Company’s existing Term Loan, the total authorized borrowings increased from $300 million to $350 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31, 2022, the Unsecured Credit Facility had $200.5 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

(6)
In Q4 2022, a ‘cash-sweep’ began for the 190 Office Center loan due to the non-renewal
of the minimum square footage of a major tenant in the building. A ‘cash-sweep’ results in excess funds being held in escrow to fund future leasing costs related to the major tenant’s space. As of December 31, 2022, total restricted cash for the property was $3.8 million.

(7)
As of September 30, 2022, the Debt Service Coverage Ratio (“DSCR”) covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep’ event that began in Q4 2022 where excess funds have been held in escrow to fund future tenant improvement expenses of current vacant space. As of December 31, 2022, total restricted cash for the property was $2.6 million.

Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2022, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2023	2024-2025	2026-2027	More than 5 years
Principal payments on mortgage loans	$693,796	$47,980	$400,977	$180,719	$64,120
Interest payments (1)	100,611	30,506	52,163	15,860	2,082
Tenant-related commitments	14,795	14,795	—	—	—
Lease obligations	37,046	663	1,555	1,327	33,501

Total	$846,248	$93,944	$454,695	$197,906	$99,703

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at December 31, 2022. Contracted interest on the Term Loan was calculated based on the Interest Rate Swap rate fixing the LIBOR component of the borrowing rate to approximately 1.27%.

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
As of December 31, 2022, 71.1% of our outstanding consolidated indebtedness was effectively fixed rate debt when factoring in an interest rate swap. A portion of the balance relates to the Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the 30-day LIBOR rate at approximately 1.27% until maturity of the Term Loan.
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
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates. The Financial Conduct Authority (the authority that regulates LIBOR) has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR by June 30, 2023. The ARRC has proposed that SOFR is the rate that represents best practice as the alternative to LIBOR, and in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Ltd (“CME Term SOFR”). ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We currently have contracts that are indexed to LIBOR and expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, we expect to amend our LIBOR-based borrowings to reflect SOFR beginning in the first quarter of 2023. The differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement.
On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “Act”), which transitions contracts that use LIBOR as a benchmark for adjustable interest rates to another benchmark, once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that a default alternative benchmark based on SOFR published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract that does not select a benchmark replacement for LIBOR or identify a person authorized to select a benchmark replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based benchmark replacement is selected to replace LIBOR, the person responsible under a contract for determining values is not required to obtain the consent of anyone before determining values based on that benchmark replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve’s final rules were issued in December 2022 and provide for the following SOFR-based replacement rates: (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association protocol, (ii) CME Term SOFR for all covered cash products, except Federal Housing Finance Agency (“FHFA”) -regulated entity contracts and (iii) a 30-day compounded SOFR average for certain FHFA-regulated entity contracts. We are evaluating the impact of the final rules on assets and liabilities covered by the legislation and will continue to consider all available options. However, we believe that the Act should provide some measure of certainty with respect to the treatment of such instruments once LIBOR is permanently discontinued. We are monitoring the developments with respect to the phasing out of LIBOR and are working with our lenders to minimize the impact of any LIBOR transition on our financial condition and results of operations, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

We currently consider our interest rate exposure to be moderate because as of December 31, 2022, approximately $493.3 million, or 71.1%, of our debt had fixed interest rates, or effectively fixed rates when factoring in an interest rate swap, and $200.5 million, or 28.9%, had variable interest rates. The $493.3 million fixed rate debt includes the $50.0 million Term Loan against which we have applied the Interest Rate Swap. The Interest Rate Swap effectively fixes the 30-day LIBOR rate at approximately 1.27% until maturity of the Term Loan. An increase of 1% in LIBOR would result in a $2.0 million increase to our annual interest costs on debt outstanding as of December 31, 2022 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in LIBOR would result in a $2.0 million decrease to our annual interest costs on debt outstanding as of December 31, 2022 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2022, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2023 annual stockholders’ meeting.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Revenue recognition for new and modified lease arrangements
As discussed in Note 2 to the consolidated financial statements, the Company generally recognizes lease revenue on a straight-line basis over the term of the lease. The timing and amount of revenue recognized on a straight-line basis for new and modified leases is impacted by the determination of who is the accounting owner of the tenant improvements of the leased space for accounting purposes. The cost to construct tenant improvements is either recorded as a reduction of lease revenue on a straight-line basis over the lease term or as a capital asset amortized on a straight-line basis over the lease term, depending on whether the tenant improvements are determined to be owned by the Company or the tenant. As discussed in Note 9 to the consolidated financial statements, during the year ended December 31, 2022, the Company reported $179.0 million of lease revenue, which includes revenue related to new and modified lease arrangements.
We identified the assessment of the Company’s determination of revenue recognition on a straight-line basis for new and modified lease arrangements as a critical audit matter. Assessing the determination of the ownership of tenant improvements and the impact on revenue recognized required complex auditor judgment and increased extent of audit effort.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process over recognition of lease revenue for new and modified lease arrangements. This included controls related to the assessment of the ownership of tenant improvements and the accuracy of straight-line rent calculations. We examined a selection of new and modified lease arrangements and (1) compared the terms contained in the lease agreements to the factors assessed by the Company and (2) evaluated whether the costs incurred, incentives granted, and payments made in connection with the new or modified lease arrangements were tenant improvements owned by the Company or lease incentives. For this selection of new and modified lease arrangements, we assessed whether the straight-line lease revenue calculations were consistent with the conclusions on the ownership of tenant improvements.
/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2013.
Vancouver, Canada
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited City Office REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 23, 2023

City Office REIT, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31, 2022	December 31, 2021
Assets
Real estate properties
Land	$199,537	$204,801
Building and improvement	1,215,000	1,244,177
Tenant improvement	139,365	119,011
Furniture, fixtures and equipment	689	664

	1,554,591	1,568,653
Accumulated depreciation	(175,720)	(157,356)

	1,378,871	1,411,297

Cash and cash equivalents	28,187	21,321
Restricted cash	16,075	20,945
Rents receivable, net	44,429	30,415
Deferred leasing costs, net	21,989	20,327
Acquired lease intangible assets, net	55,438	68,925
Other assets	29,450	28,283

Total Assets	$1,574,439	$1,601,513

Liabilities and Equity
Liabilities:
Debt	$690,099	$653,648
Accounts payable and accrued liabilities	35,753	27,101
Deferred rent	9,147	11,600
Tenant rent deposits	7,040	6,165
Acquired lease intangible liabilities, net	9,150	10,872
Other liabilities	20,076	21,532

Total Liabilities	771,265	730,918

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of December 31, 2022 and 2021	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,718,767 and 43,554,375 shares issued and outstanding as of December 31, 2022 and 2021	397	435
Additional paid-in capital	436,161	482,061
Retained earnings	251,542	275,502
Accumulated other comprehensive income/(loss)	2,731	(382)

Total Stockholders’ Equity	802,831	869,616
Non-controlling interests in properties	343	979

Total Equity	803,174	870,595

Total Liabilities and Equity	$1,574,439	$1,601,513

Subsequent Events (Note 13)
The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Rental and other revenues	$180,485	$164,041	$160,840
Operating expenses:
Property operating expenses	67,739	58,005	58,312
General and administrative	13,782	15,489	10,690
Depreciation and amortization	62,495	57,317	60,367
Impairment of real estate	13,444	—	—

Total operating expenses	157,460	130,811	129,369

Operating income	23,025	33,230	31,471
Interest expense:
Contractual interest expense	(25,784)	(23,268)	(26,363)
Amortization of deferred financing costs and debt fair value	(1,218)	(1,332)	(1,326)

	(27,002)	(24,600)	(27,689)
Net gain on sale of real estate property	21,658	476,651	1,347

Net income	17,681	485,281	5,129
Less:
Net income attributable to non-controlling interests in properties	(691)	(886)	(602)

Net income attributable to the Company	16,990	484,395	4,527
Preferred stock distributions	(7,420)	(7,420)	(7,420)

Net income/(loss) attributable to common stockholders	$9,570	$476,975	$(2,893)

Net income/(loss) per common share:
Basic	$0.23	$10.97	$(0.06)

Diluted	$0.22	$10.80	$(0.06)

Weighted average common shares outstanding:
Basic	42,052	43,498	47,223

Diluted	42,866	44,145	47,223

Dividend distributions declared per common share	$0.80	$0.65	$0.60

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$17,681	$485,281	$5,129
Other comprehensive income/(loss):
Unrealized cash flow hedge gain/(loss)	3,336	989	(3,003)
Amounts reclassified to interest expense	(223)	589	328

Other comprehensive income/(loss)	3,113	1,578	(2,675)

Comprehensive income	20,794	486,859	2,454
Less:
Comprehensive income attributable to non-controlling interests in properties	(691)	(886)	(602)

Comprehensive income attributable to the Company	$20,103	$485,973	$1,852

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—January 1, 2020	4,480	$112,000	54,591	$545	$577,131	$(142,383)	$715	$548,008	$1,124	$549,132
Restricted stock award grants and vesting	—	—	170	2	2,531	(243)	—	2,290	—	2,290
Common stock repurchased	—	—	(11,364)	(114)	(100,251)	—	—	(100,365)	—	(100,365)
Common stock dividend distribution declared	—	—	—	—	—	(27,439)	—	(27,439)	—	(27,439)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	52	52
Distributions	—	—	—	—	—	—	—	—	(829)	(829)
Net income	—	—	—	—	—	4,527	—	4,527	602	5,129
Other comprehensive loss	—	—	—	—	—	—	(2,675)	(2,675)	—	(2,675)

Balance—December 31, 2020	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875

Restricted stock award grants and vesting	—	—	157	2	2,650	(228)	—	2,424	—	2,424
Common stock dividend distribution declared	—	—	—	—	—	(28,287)	—	(28,287)	—	(28,287)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	286	286
Distributions	—	—	—	—	—	—	—	—	(1,142)	(1,142)
Net income	—	—	—	—	—	484,395	—	484,395	886	485,281
Other comprehensive income	—	—	—	—	—	—	1,578	1,578	—	1,578

Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595

Restricted stock award grants and vesting	—	—	171	2	4,142	(352)	—	3,792	—	3,792
Common stock repurchased	—	—	(4,007)	(40)	(50,042)	—	—	(50,082)	—	(50,082)
Common stock dividend distribution declared	—	—	—	—	—	(33,178)	—	(33,178)	—	(33,178)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	170	170
Distributions	—	—	—	—	—	—	—	—	(1,497)	(1,497)
Net income	—	—	—	—	—	16,990	—	16,990	691	17,681
Other comprehensive income	—	—	—	—	—	—	3,113	3,113	—	3,113

Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$17,681	$485,281	$5,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,495	57,317	60,367
Amortization of deferred financing costs and debt fair value	1,218	1,332	1,326
Amortization of above and below market leases	75	343	(17)
Straight-line rent/expense	(9,218)	(566)	(3,389)
Non-cash stock compensation	3,879	2,641	2,332
Receipts from sales-type lease	43,549	—	—
Net gain on sale of real estate property	(21,658)	(476,651)	(1,347)
Impairment of real estate	13,444	—	—
Changes in non-cash working capital:
Rents receivable, net	(6,033)	(654)	(182)
Other assets	(10)	(345)	53
Accounts payable and accrued liabilities	2,833	451	(4,194)
Deferred rent	(2,453)	3,653	702
Tenant rent deposits	875	420	(857)

Net Cash Provided By Operating Activities	106,677	73,222	59,923

Cash Flows to Investing Activities:
Additions to real estate properties	(37,485)	(17,869)	(26,352)
Acquisition of real estate	—	(632,317)	—
Net proceeds from sale of real estate	—	640,995	6,340
Deferred leasing costs	(9,565)	(8,190)	(7,791)

Net Cash Used In Investing Activities	(47,050)	(17,381)	(27,803)

Cash Flows to Financing Activities:
Proceeds from borrowings	97,500	180,000	130,000
Repayment of borrowings	(62,270)	(202,442)	(61,330)
Dividend distributions paid to stockholders	(41,365)	(33,506)	(41,178)
Repurchases of common stock	(50,082)	—	(100,365)
Distributions to non-controlling interests in properties	(1,497)	(1,142)	(829)
Shares withheld for payment of taxes on restricted stock unit vesting	(87)	(216)	(42)
Contributions from non-controlling interests in properties	170	286	52
Debt issuance and extinguishment costs	—	(2,506)	—

Net Cash Used In By Financing Activities	(57,631)	(59,526)	(73,692)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	1,996	(3,685)	(41,572)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	42,266	45,951	87,523

Cash, Cash Equivalents and Restricted Cash, End of Period	$44,262	$42,266	$45,951

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	28,187	21,321	25,305
Restricted Cash, End of Period	16,075	20,945	20,646

Cash, Cash Equivalents and Restricted Cash, End of Period	$44,262	$42,266	$45,951

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,064	$23,344	$26,454
Purchase of additions in real estate properties included in accounts payable	$13,004	$5,815	$7,640
Purchase of deferred leasing costs included in accounts payable	$1,274	$2,790	$289
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
Use of Estimates
The Company has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. Significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination and measurement of impairment of long-lived assets and the useful lives of long-lived assets. These estimates and assumptions are based on our best estimates and judgment. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ materially from those estimates.
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

7
3

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
If the Company funds tenant improvements and the
tenant
improvements are
determined
to be owned by the Company, revenue recognition will commence when control of the space is turned over to the tenant. Tenant improvements are deferred and amortized on a straight-line basis over the lease term
. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a reduction of lease
revenue on a straight-line basis over the lease term.
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

7
4

Impairment of Real Estate Properties
Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if determined impaired. Long-lived assets, to be disposed of, are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying amount of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover the carrying amount on properties held for use, the Company reduces its carrying amount to fair value. The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.
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

7
5

Earnings per Common Share
The Company calculates net income per common share based upon the weighted average shares outstanding at period end. Diluted earnings per share is calculated after giving effect to all potential dilutive shares outstanding during the period.
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
No. 2021-01,
Reference Rate Reform (Topic 848) (“ASU
2021-01”).
ASU
2021-01
clarified the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.
ASU
2020-04
and ASU
2021-01
can be applied as of the beginning of the interim period that includes March 12, 2020, however, the guidance will only be available for optional use through December 31, 2022. In December 2022, the FASB issued ASU
No. 2022-06,
Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU
2022-06”).
ASU
2022-06
amends the date the guidance will be available to December 31, 2024. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. The Company has not yet adopted the standard and continues to evaluate the impact of ASU
2020-04,
ASU
2021-01
and ASU
2022-06
on its consolidated financial statements and may elect optional expedients in future periods as reference rate reform activities occur.
In July 2021, the FASB issued ASU
No. 2021-05
(“ASU
2021-05”),
Leases (Topic 842): Lessors
–
Certain Leases with Variable Lease Payments. ASU
2021-05
requires lessors to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under the pre-ASU
classification criteria, and sales-type or direct financing classification would result in a Day 1 loss. The ASU is effective for fiscal years beginning after December 15, 2021. The ASU may be early adopted and can be applied either retrospectively to leases that commenced or were modified on or after the adoption of ASU
No. 2016-02
or prospectively to leases that commence or are modified on or after the date that an entity first applies the amendments. The Company adopted ASU
2021-05
prospectively on January 1, 2022. The adoption of ASU
2021-05
did not have a material impact on the Company’s consolidated financial statements.
3. Rents Receivable, Net
The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2022	December 31, 2021
Billed receivables	$4,675	$2,820
Straight-line receivables (unbilled receivables)	39,754	27,595

Total rents receivable	$44,429	$30,415

As of December 31, 2022, the Company’s allowance for doubtful accounts was $0.1 million. As of December 31, 2021, the Company’s allowance for doubtful accounts was $0.2 million.
4. Real Estate Inves
tme
nts
Acquisitions
During the years ended December 31, 2022, December 31, 2021 and December 31, 2020 the Company acquired the following properties:

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

As part of the Block 23 acquisition, the Company was assigned an agreement from the prior owner for a billboard asset located at the property. The Company and a third party each hold a 50% undivided interest in the billboard and the related debt associated with the asset. The Company has accounted for this arrangement under the equity method. As of the acquisition date, the fair value assigned to the equity method investment was $0.3 million, which was included in other assets. As of December 31, 2022, the Company’s interest in the asset and the debt are $0.5 million and $0.2 million, respectively.
Sale of Real Estate Property
During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and the Company signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, the Company reassessed the lease classification of the lease, in accordance with ASC 842—Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of
$
21.7 million net of disposal related costs. On June 15, 2022, the Company sold the Lake Vista Pointe property in Dallas, Texas for a gross sales price of $43.8 million.
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
Impairment of Real Estate
In December 2022, the Company determined there were indicators of impairment for two of its properties, which resulted in the Company recognizing impairment of real estate for $
13.4
 million. The impairment was related to the write down of the carrying amount of
190
 Office Center in Dallas, Texas and Cascade Station in Portland, Oregon for $
6.9
 million and $
6.5
 million, respectively, to fair value. Fair value was determined based either

on recent comparable sales transactions
(adjusted for relevant factors such as the size, quality and

7
8

occupancy rates of comparable properties) or on reports provided by an external valuator (which considered comparable sales transactions, discounted cash flows and other factors), each of which are classified as Level 3 inputs. There was no
 impairment of real estate during the years ended December 31, 2021 and December 31, 2020.
5. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of December 31, 2022 and
December
31, 2021 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,793	$78,720	$34,123	$131,636	$(15,682)	$(138)	$(15,820)
Accumulated amortization	(9,069)	(49,772)	(17,357)	(76,198)	6,618	52	6,670

	$9,724	$28,948	$16,766	$55,438	$(9,064)	$(86)	$(9,150)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2021	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$21,147	$93,761	$39,345	$154,253	$(16,743)	$(138)	$(16,881)
Accumulated amortization	(9,627)	(56,987)	(18,714)	(85,328)	5,961	48	6,009

	$11,520	$36,774	$20,631	$68,925	$(10,782)	$(90)	$(10,872)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2023	$8,861
2024	6,660
2025	6,479
2026	6,491
2027	4,287
Thereafter	13,510

$46,288

7
9

6. Debt
The following table summarizes the outstanding indebtedness as of December 31, 2022 and 2021 (in thousands):

Property	December 31, 2022	December 31, 2021	Interest Rate as of December 31, 2022 (1)		Maturity
Unsecured Credit Facility (3)(4)	$200,500	$142,000	LIBOR +1.30	% (2)	November 2025
Term Loan (3)	50,000	50,000	LIBOR +1.25	% (2)	September 2024
Mission City	46,859	47,000	3.78%		November 2027
Canyon Park (5)	39,673	40,381	4.30%		March 2027
Circle Point	39,440	39,650	4.49%		September 2028
190 Office Center (6)	38,894	39,581	4.79%		October 2025
SanTan	32,140	32,807	4.56%		March 2027
Intellicenter	31,297	31,883	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection	26,784	27,535	3.10%		September 2023
Greenwood Blvd	21,396	21,920	3.15%		December 2025
Cascade Station	21,192	21,581	4.55%		May 2024
5090 N. 40th St	20,810	21,233	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Central Fairwinds	16,273	16,707	3.15%		June 2024
FRP Ingenuity Drive (7)	16,165	16,457	4.44%		December 2024
Carillon Point	14,773	15,185	3.10%		October 2023
Lake Vista Pointe (8)	—	17,018	—		—

Total Principal	693,796	658,538
Deferred financing costs, net	(3,887)	(5,223)
Unamortized fair value adjustments	190	333

Total	$690,099	$653,648

(1)	All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility and the Term Loan, as explained in footnotes 3 and 4 below.
(2)	As of December 31, 2022, the one-month LIBOR rate was 4.39%.
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
Term Loan, the total authorized borrowings increased from $300 million to $350 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the LIBOR rate plus a margin of between 125 to 225 basis points depending upon the Company’s consolidated leverage ratio. As of December 31, 2022, the Unsecured Credit Facility had $200.5 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

(6)
In Q4 2022, a ‘cash-sweep’ began for the 190 Office Center loan due to the non-renewal
of the minimum square footage of a major tenant in the building. A ‘cash-sweep’ results in the excess funds being held in escrow to fund future leasing costs related to the major tenant’s space. As of December 31, 2022, total restricted cash for the property was $3.8 million.

(7)
As of September 30, 2022, the Debt Service Coverage Ratio (“DSCR”) covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep’ event that began in Q4 2022 where excess funds have been held in escrow to fund future tenant improvement expenses of current vacant space. As of December 31, 2022, total restricted cash for the property was $2.6 million.

(8)	In June 2022, the loan balance of $16.8 million was repaid in full.
The scheduled principal repayments of mortgage payable as of December 31, 2022 are as follows (in thousands):

2023	$47,980
2024	108,480
2025	292,497
2026	4,416
2027	176,303
Thereafter	64,120

$693,796

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
As of December 31, 2022, the Interest Rate Swap was reported as an asset at its fair value of approximately $2.7 million, which is included in other assets on the Company’s consolidated balance sheet. For the year ended December 31, 2022, approximately $0.2 million of net realized gains were reclassified to interest expense due to payments received from the swap counterparty.
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

Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $420.7 million and $478.1 million (compared to a carrying value of $443.3 million and $466.5 million) as of December 31, 2022 and December 31, 2021, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
8. Related Party Transactions
Administrative Services Agreements
On October 29, 2018, the Company entered into the First Amendment (the “Amendment”) to the Administrative Services Agreement with real estate investment funds affiliated with Second City Capital II Corporate and Second City Real Estate II Corporation (“SCRE II”). The terms of the Amendment were effective on February 1, 2019 (the “Effective Date”). After February 1, 2019, the annual fees payable to the Company will be $
500,000 for the first twelve months following the Effective Date and thereafter an amount equal to 40% of the management fee paid to SCRE II by the fund managed by SCRE II. During the years ended December 31, 2022, 2021, and 2020, the Company earned $0.3 million, $0.4 million, and $0.5 million, respectively, in administrative services performed for SCRE II and its affiliates.
On July 31, 2019, an indirect, wholly owned subsidiary of the Company entered into an administrative services agreement with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the year ended December 31, 2022, the Company earned $
0.3 million in administrative services performed for Clarity. During the year ended December 31, 2021, the Company earned $0.2 million in administrative services performed for Clarity. During the year ended December 31, 2020, the Company earned $0.2 million in administrative services performed for Clarity.
9. Leases
Lessor Accounting
The Company is focused on acquiring, owning and operating high-quality office properties for lease to a stable and diverse tenant base. Our properties have both full-service gross and net leases which are generally classified as operating leases. Rental income related to such leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments, which principally consist of tenant expense reimbursements for certain property operating expenses as provided under the lease. The Company elected the practical expedient to account for its lease and non-lease
components as a single combined operating lease component under ASC 842. As a result, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the consolidated statements of operations.

8
2

The Company recognized fixed and variable lease payments for operating leases for the years ended December 31, 2022 and December 31, 2021 as follows (in thousands):

	Years Ended December 31,
	2022	2021
Fixed payments	$154,126	$141,138
Variable payments	24,827	22,718

	$178,953	$163,856

The Company recognized interest income of $0.6 million and variable lease payments of $0.2 million for the sales-type lease at the Lake Vista Pointe property for the year ended December 31, 2022.
Future minimum lease payments to be received as of December 31, 2022 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2023	$124,384
2024	115,513
2025	104,178
2026	95,714
2027	79,481
Thereafter	220,157

$739,427

The Company’s leases may include various provisions such as sch
e
duled rent increases, renewal options, purchase options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of December 31, 2022, these leases had remaining terms of under one year to 66 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s consolidated balance sheet as follows (in thousands):

	December 31, 2022	December 31, 2021
Right-of-use asset – operating leases	$12,935	$14,114
Lease liability – operating leases	$8,802	$9,160
Right-of-use asset – financing leases	$10,054	$10,308
Lease liability – financing leases	$1,475	$1,425
Lease liabilities are measured at the commencement date based on the present value of future lease payments. One of the Company’s operating ground leases includes rental payment increases ov
e
r the lease term based on increases in the Consumer Price Index (“CPI”). Changes in the CPI were not estimated as part of the measurement of the operating lease liability. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 6.2% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments.

8
3

Right-of-use
assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.
Operating lease expense for the years ended December 31, 2022 and 2021 was $1.0 million and $1.0 million, respectively. Financing lease expense for the year ended December 31, 2022 was $0.3 million. Financing lease expense for the year ended December 31, 2021 was nominal.
Future minimum lease payments to be paid by the Company as a lessee for operating and finance leases as of December 31, 2022 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2023	$651	$12
2024	770	7
2025	770	8
2026	724	8
2027	587	8
Thereafter	26,563	6,938

Total future minimum lease payments	30,065	6,981
Discount	(21,263)	(5,506)

Total	$8,802	$1,475

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2022, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

11. Earnings per Share
The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2022, 2021, and 2020 (in thousands, except per share amounts):

	Years ended December 31,
	2022	2021	2020
Net income	$17,681	$485,281	$5,129
Less: Net income attributable to non-controlling interests in properties	(691)	(886)	(602)
Less: Net income attributable to preferred stockholders	(7,420)	(7,420)	(7,420)

Numerator for basic and diluted EPS	$9,570	$476,975	$(2,893)

Denominator for basic EPS	42,052	43,498	47,223
Dilutive effect of RSUs and PSUs	814	647	—

Denominator for dilutive EPS	42,866	44,145	47,223

Net income/(loss) per common share:
Basic	$0.23	$10.97	$(0.06)
Dilutive	$0.22	$10.80	$(0.06)
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
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements
 (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to
 1,000,000

shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020.
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
During the year ended December 31, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million. There were no shares repurchased during the year ended December 31, 2021. During the year ended December 31, 2020, the Company completed the repurchase of 11,363,851 shares of its common stock for approximately $100.0 million.
Common Stock and Common Unit Distributions
During the year ended December 31, 2022, the Company declared aggregate cash distributions to common stockholders and common unitholders of $33.2 million. The Company paid aggregate cash distributions of $33.9 million for the year ended December 31, 2022 and $7.9 million was payable as of December 31, 2022, which is included within other liabilities on the consolidated balance sheets.
During the year ended December 31, 2022, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2022 – March 31, 2022	$0.20	March 15, 2022	April 8, 2022	April 22, 2022
April 1, 2022 – June 30, 2022	0.20	June 16, 2022	July 8, 2022	July 22, 2022
July 1, 2022 – September 30, 2022	0.20	September 15, 2022	October 7, 2022	October 21, 2022
October 1, 2022 – December 31, 2022	0.20	December 15, 2022	January 10, 2023	January 24, 2023

Total	$0.80

Preferred Stock Distributions
During the year ended December 31, 2022, the Company declared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.4 million for the year ended December 31, 2022 and $1.9 million was payable as of December 31, 2022, which is included within in other liabilities on the consolidated balance sheets.
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

The following table summarizes the activity of the awards under the Equity Incentive Plan for the years ended December 31, 2022, December 31, 2021 and December 31, 2020:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2019	335,415	—
Granted	147,050	97,500
Issuance of dividend equivalents	25,727	—
Vested	(175,757)	—

Outstanding at December 31, 2020	332,435	97,500
Granted	169,500	120,000
Issuance of dividend equivalents	18,665	—
Vested	(177,038)	—
Forfeited	(1,403)	—

Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	25,987	—
Vested	(177,812)	—

Outstanding at December 31, 2022	428,320	307,500

During the years ended December 31, 2022, December 31, 2021 and December 31, 2020 the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive
employees:

	Units Granted		Fair Value (in thousands)	Weighted Average Grant Fair Value Per Share
	RSUs	Performance RSUs

2022	237,986	90,000	$5,753	$17.54
2021	169,500	120,000	2,808	9.70
2020	147,050	97,500	3,355	13.72
The RSU Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant of date. The Performance RSU Awards will vest on the last day of the three-year measurement period.
During the years ended December 31, 2022, December 31, 2021 and December 31, 2020 the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total

2022	$2,554	$1,325	$3,879
2021	1,833	808	2,641
2020	1,919	414	2,333
As of December 31, 2022, there was $
5.0
 million of unrecognized share-based compensation expense, which will be recognized over the next two
 years
, with a weighted average period of approximately one year.
13. Subsequent Events
On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. In conjunction with the $
25
 million term loan,

the Company also entered into a three-year interest rate swap for a notional amount of $
25
 million, effectively fixing the rate of the term loan at approximately
5.9
% for a three-year term.
On February 9, 2023, the Company entered into an interest rate swap for a notional amount of $140 million with a maturity date of November 16, 2025, effectively fixing the variable interest rate for $140 million of the Unsecured Credit Facility at approximately

5.6%

through
November 16, 2025.

City Office REIT, Inc.
SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2022
(In thousands)

		Initial Costs to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2022 (1)
Description	Encumbrances (2)	Land	Buildings and Improvements	Land, Buildings, and Improvements (3)	Land	Building and Improvements	Total	Accumulated Amortization	Year of Construction	Year Acquired

AmberGlen	$20,000	$6,546	$3,490	$2,791	$6,546	$6,281	$12,827	$3,611	1984-1998	2009
City Center	—	3,123	10,656	11,731	3,123	22,387	25,510	9,360	1984	2010
Central Fairwinds	16,273	1,747	9,751	7,333	1,747	17,084	18,831	6,197	1982	2012
Florida Research Park	42,949	11,446	56,475	7,154	11,446	63,629	75,075	15,010	1999	2014; 2016
Superior Pointe	—	3,153	19,834	3,758	3,153	23,592	26,745	6,204	2000	2015
Denver Tech	—	18,002	52,719	9,709	18,002	62,428	80,430	12,775	1999; 1997	2015; 2019
190 Office Center	38,894	7,162	39,690	(11,277)	6,013	29,562	35,575	—	2001	2015
Intellicenter	31,297	5,244	34,278	137	5,244	34,415	39,659	7,607	2008	2015
Carillon Point	14,773	5,172	17,316	1,903	5,172	19,219	24,391	5,228	2007	2016
Park Tower	—	3,479	68,656	22,491	3,479	91,147	94,626	20,475	1973	2016
5090 N 40 th St	20,810	6,696	32,123	4,444	6,696	36,567	43,263	6,732	1988	2016
SanTan	32,140	6,803	37,187	4,268	6,803	41,455	48,258	8,986	2000-2003	2016
2525 McKinnon	27,000	10,629	34,515	3,124	10,629	37,639	48,268	6,052	2003	2017
Mission City	46,859	25,741	41,474	11,221	25,741	52,695	78,436	13,316	1990-2007	2017
Papago Tech	—	10,746	19,762	1,553	10,746	21,315	32,061	4,975	1993-1995	2017
Pima Center	—	—	45,133	6,267	—	51,400	51,400	8,647	2006-2008	2018
Circle Point	39,440	9,320	39,101	5,796	9,320	44,897	54,217	7,947	2001	2018
The Quad	30,600	8,079	39,858	245	8,079	40,103	48,182	6,008	1982	2018
Greenwood Blvd	21,396	3,945	26,019	1,224	3,945	27,243	31,188	3,845	1997	2018
Camelback Square	—	11,738	37,922	7,371	11,738	45,293	57,031	5,871	1978	2018
Canyon Park	39,673	7,098	38,416	5,500	7,098	43,916	51,014	5,988	1993; 1999	2019
Cascade Station	21,192	—	27,220	(8,495)	—	18,725	18,725	—	2008-2009	2019
Block 23	—	—	115,747	7,397	—	123,144	123,144	2,891	2019	2021
The Terraces	—	15,861	101,455	6,796	15,861	108,251	124,112	2,678	2017	2021
Bloc 83	—	18,956	280,313	12,354	18,956	292,667	311,623	5,317	2019; 2021	2021
Corporate	250,500	—	—	—	—	—	—	—

Total	$693,796	$200,686	$1,229,110	$124,795	$199,537	$1,355,054	$1,554,591	$175,720

(1)	The aggregate cost for federal tax purposes as of December 31, 2022 of our real estate assets was approximately $1.1 billion.
(2)	Encumbrances exclude net deferred financing costs of $3.9 million and unamortized fair value adjustments of $0.2 million.
(3)	Includes impairments recorded subsequent to acquisition for 190 Office Center and Cascade Station.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Real Estate Properties
Balance, beginning of year	$1,568,653	$1,086,809	$1,109,173
Acquisitions	—	587,403	—
Dispositions and Impairments	(58,735)	(121,602)	(1,993)
Capital improvements	44,673	16,043	27,503
Assets held for sale	—	—	(47,874)

Balance, end of year	$1,554,591	$1,568,653	$1,086,809

Accumulated Depreciation
Balance, beginning of year	$157,356	$131,220	$101,835
Depreciation	46,654	39,106	38,372
Dispositions and Impairments	(28,290)	(12,970)	(1,962)
Depreciation on assets held for sale	—	—	(7,025)

Balance, end of year	$175,720	$157,356	$131,220

EXHIBIT INDEX

Exhibit Number	Description

1.1	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.2	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.3	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.4	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.5	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.6	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.7	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Janney Montgomery Scott LLC (incorporated by reference to Exhibit 1.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

3.1	Articles of Amendment and Restatement of the Company, as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2018).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2020).

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A filed with the Commission on March 25, 2014). *

Exhibit Number	Description

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

10.4	Second Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2017).

10.5	Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2017).

10.6	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

10.7	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.8	First Amendment to the Administrative Services Agreement, dated October 29, 2018 and effective as of February 1, 2019, by and among City Office Management ULC, Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018).

10.9	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014). *

10.10	Amendment No. 1 to the City Officer REIT, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2019).*

10.11	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016). *

10.12	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2020). *

10.13	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

10.14	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.15	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018). *

Exhibit Number	Description

10.16	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.17	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.18	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019). *

10.19	Credit Agreement dated as of March 15, 2018 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2018).

10.20	Administrative Services Agreement, dated July 31, 2019, by and among CIO Administrative Services, LLC, Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.21	Amended and Restated Credit Agreement dated as of November 16, 2021 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 22, 2021).

10.22	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.23	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.24	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.25	Amendment No. 2 to the City Office REIT, Inc. Equity Incentive Plan, dated February 24, 2022, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 16, 2022.*

21.1	Subsidiaries of the Company †

23.1	Consent of KPMG LLP †

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

Exhibit Number	Description

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

†	Filed herewith.
*	Compensatory Plan or arrangement
**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: February 23, 2023	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2023

/s/ John McLernon John McLernon	Independent Director, Chairman of Board of Directors	February 23, 2023

/s/ Mark Murski Mark Murski	Independent Director	February 23, 2023

/s/ William Flatt William Flatt	Independent Director	February 23, 2023

/s/ John Sweet John Sweet	Independent Director	February 23, 2023

/s/ Sabah Mirza Sabah Mirza	Independent Director	February 23, 2023