Form 10-Q
period 2023-03-31
City Office REIT, Inc.
filed 2023-05-05
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM

10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☐    ☒  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 2, 2023 was
39,938,451
.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2023

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	March 31, 2023	December 31, 2022
Assets
Real estate properties
Land	$199,537	$199,537
Building and improvement	1,217,036	1,215,000
Tenant improvement	142,188	139,365
Furniture, fixtures and equipment	689	689

	1,559,450	1,554,591
Accumulated depreciation	(186,143)	(175,720)

	1,373,307	1,378,871

Cash and cash equivalents	35,854	28,187
Restricted cash	16,385	16,075
Rents receivable, net	46,758	44,429
Deferred leasing costs, net	21,841	21,989
Acquired lease intangible assets, net	52,692	55,438
Other assets	29,039	29,450

Total Assets	$1,575,876	$1,574,439

Liabilities and Equity
Liabilities:
Debt	$708,481	$690,099
Accounts payable and accrued liabilities	29,527	35,753
Deferred rent	8,869	9,147
Tenant rent deposits	7,177	7,040
Acquired lease intangible liabilities, net	8,781	9,150
Other liabilities	21,522	20,076

Total Liabilities	784,357	771,265

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of March 31, 2023 and December 31, 2022	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,938,451 and 39,718,767 shares issued and outstanding as of March 31, 2023 and December 31, 2022	399	397
Additional paid-in capital	435,626	436,161
Retained earnings	242,318	251,542
Accumulated other comprehensive income	789	2,731

Total Stockholders’ Equity	791,132	802,831
Non-controlling interests in properties	387	343

Total Equity	791,519	803,174

Total Liabilities and Equity	$1,575,876	$1,574,439

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Rental and other revenues	$45,957	$44,852
Operating expenses:
Property operating expenses	17,720	16,489
General and administrative	3,765	3,456
Depreciation and amortization	15,304	15,815

Total operating expenses	36,789	35,760

Operating income	9,168	9,092
Interest expense:
Contractual interest expense	(7,972)	(5,747)
Amortization of deferred financing costs and debt fair value	(323)	(312)

	(8,295)	(6,059)
Net gain on sale of real estate property	—	21,658

Net income	873	24,691
Less:
Net income attributable to non-controlling interests in properties	(169)	(171)

Net income attributable to the Company	704	24,520
Preferred stock distributions	(1,855)	(1,855)

Net (loss)/income attributable to common stockholders	$(1,151)	$22,665

Net (loss)/income per common share:
Basic	$(0.03)	$0.52

Diluted	$(0.03)	$0.51

Weighted average common shares outstanding:
Basic	39,873	43,554

Diluted	39,873	44,406

Dividend distributions declared per common share	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$873	$24,691
Other comprehensive (loss)/income:
Unrealized cash flow hedge (loss)/gain	(1,465)	1,614
Amounts reclassified to interest expense	(477)	140

Other comprehensive (loss)/income	(1,942)	1,754

Comprehensive (loss)/income	(1,069)	26,445
Less:
Comprehensive income attributable to non-controlling interests in properties	(169)	(171)

Comprehensive (loss)/income attributable to the Company	$(1,238)	$26,274

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174
Restricted stock award grants and vesting	—	—	220	2	(535)	(85)	—	(618)	—	(618)
Common stock dividend distribution declared	—	—	—	—	—	(7,988)	—	(7,988)	—	(7,988)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	110	110
Distributions	—	—	—	—	—	—	—	—	(235)	(235)
Net income	—	—	—	—	—	704	—	704	169	873
Other comprehensive loss	—	—	—	—	—	—	(1,942)	(1,942)	—	(1,942)

Balance—March 31, 2023	4,480	$112,000	39,938	$399	$435,626	$242,318	$789	$791,132	$387	$791,519

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595
Restricted stock award grants and vesting	—	—	—	—	972	(68)	—	904	—	904
Common stock dividend distribution declared	—	—	—	—	—	(8,711)	—	(8,711)	—	(8,711)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	—	—	24,520	—	24,520	171	24,691
Other comprehensive income	—	—	—	—	—	—	1,754	1,754	—	1,754

Balance—March 31, 2022	4,480	$112,000	43,554	$435	$483,033	$289,388	$1,372	$886,228	$899	$887,127

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$873	$24,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,304	15,815
Amortization of deferred financing costs and debt fair value	323	312
Amortization of above and below market leases	9	63
Straight-line rent/expense	(2,801)	(2,050)
Non-cash stock compensation	1,024	904
Net gain on sale of real estate property	—	(21,658)
Changes in non-cash working capital:
Rents receivable, net	539	(3,844)
Other assets	(282)	534
Accounts payable and accrued liabilities	(965)	35
Deferred rent	(278)	(436)
Tenant rent deposits	137	293

Net Cash Provided By Operating Activities	13,883	14,659

Cash Flows to Investing Activities:
Additions to real estate properties	(11,383)	(6,476)
Net proceeds from sale of real estate	—	1,000
Deferred leasing costs	(1,037)	(1,423)

Net Cash Used In Investing Activities	(12,420)	(6,899)

Cash Flows from/(to) Financing Activities:
Debt issuance and extinguishment costs	(236)	—
Proceeds from borrowings	25,000	14,000
Repayment of borrowings	(6,683)	(5,564)
Dividend distributions paid to stockholders	(9,799)	(10,566)
Distributions to non-controlling interests in properties	(235)	(254)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,643)	—
Contributions from non-controlling interests in properties	110	3

Net Cash Provided By/(Used In) Financing Activities	6,514	(2,381)

Net Increase in Cash, Cash Equivalents and Restricted Cash	7,977	5,379
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	44,262	42,266

Cash, Cash Equivalents and Restricted Cash, End of Period	$52,239	$47,645

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	35,854	26,742
Restricted Cash, End of Period	16,385	20,903

Cash, Cash Equivalents and Restricted Cash, End of Period	$52,239	$47,645

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,256	$5,374
Purchase of additions in real estate properties included in accounts payable	$7,811	$10,465
Purchase of deferred leasing costs included in accounts payable	$1,207	$3,627
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
2. Summary of Significant Accounting Policies
Basis of Preparation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022.
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
Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU
2022-06”).
ASU
2022-06
amends the date the guidance will be available to December 31, 2024. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. During the first quarter of 2023, the Company transitioned its LIBOR-based contracts to SOFR and elected to apply the practical expedients to modifications of qualifying debt contracts and hedging relationships as continuations of the existing contracts, rather than as new contracts. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation and does not result in dedesignation of hedging relationships. Applying the expedients did not have a material impact on the consolidated financial statements. As of March 31, 2023, the Company has no remaining LIBOR-based contracts.

3. Real Estate Investments
Sale of Real Estate Property
During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and the Company signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, the Company reassessed the classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $
21.7

million net of disposal-related costs. On June 15, 2022, the Company sold the Lake Vista Pointe property in Dallas, Texas for a gross sales price of $
43.8
 million.
4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of March 31, 2023 and December 31, 2022 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
March 31, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,793	$77,530	$33,698	$130,021	$(15,091)	$(138)	$(15,229)
Accumulated amortization	(9,447)	(50,218)	(17,664)	(77,329)	6,395	53	6,448

	$9,346	$27,312	$16,034	$52,692	$(8,696)	$(85)	$(8,781)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,793	$78,720	$34,123	$131,636	$(15,682)	$(138)	$(15,820)
Accumulated amortization	(9,069)	(49,772)	(17,357)	(76,198)	6,618	52	6,670

	$9,724	$28,948	$16,766	$55,438	$(9,064)	$(86)	$(9,150)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2023	$6,484
2024	6,660
2025	6,479
2026	6,490
2027	5,217
Thereafter	12,581

$43,911

5. Debt
On January 5, 2023, the Company transitioned the borrowing rate of its

unsecured credit facility (the “Unsecured Credit Facility”) and $
50
 million term loan from LIBOR to daily-simple SOFR. The Company applied the practical expedients available under the reference rate reform guidance and accounted for the modifications as continuations of the existing contracts.
The following table summarizes the indebtedness as of March 31, 2023 and December 31, 2022 (dollars in thousands):

Property	March 31, 2023	December 31, 2022	Interest Rate as of March 31, 2023 (1)		Maturity
Unsecured Credit Facility (3)(5)	$195,713	$200,500	SOFR +1.40	% (2)	November 2025
Term Loan (4)	50,000	50,000	SOFR +1.35	% (2)	September 2024
Term Loan (5)	25,000	—	SOFR +2.10	% (2)	January 2026
Mission City	46,646	46,859	3.78%		November 2027
Canyon Park (6)	39,490	39,673	4.30%		March 2027
Circle Point	39,280	39,440	4.49%		September 2028
190 Office Center (7)	38,711	38,894	4.79%		October 2025
SanTan	31,968	32,140	4.56%		March 2027
Intellicenter	31,141	31,297	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection	26,592	26,784	3.10%		September 2023
Greenwood Blvd	21,263	21,396	3.15%		December 2025
Cascade Station (8)	21,089	21,192	4.55%		May 2024
5090 N. 40 th St	20,701	20,810	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Central Fairwinds	16,163	16,273	3.15%		June 2024
FRP Ingenuity Drive (9)	16,088	16,165	4.44%		December 2024
Carillon Point	14,668	14,773	3.10%		October 2023

Total Principal	712,113	693,796
Deferred financing costs, net	(3,786)	(3,887)
Unamortized fair value adjustments	154	190

Total	$708,481	$690,099

(1)	All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility and the term loans, as explained in footnotes 3, 4 and 5 below.
(2)	As of March 31, 2023, the daily-simple SOFR rate was 4.87%.
(3)
Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility. As of March 31, 2023, the Unsecured Credit Facility had $195.7 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended
12
months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(4)
Borrowings under the $50 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 225 basis points depending upon the Company’s consolidated leverage ratio. The SOFR component of the borrowing rate is effectively fixed by a $50 million interest rate swap.

(5)
On January 5, 2023, the Company entered into a second amendment to its amended and restated credit agreement, dated November 16, 2021 (as amended, the “Amended and Restated Credit Agreement”) for the Unsecured Credit Facility and entered into a three-year
 $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. Borrowings under the $25 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 210 basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $25 million, effectively fixing the SOFR component of the borrowing rate of the term loan.

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

(7)
In the fourth quarter of 2022, a ‘cash-sweep period’ began for the 190 Office Center loan due to the non-renewal
of the minimum square footage of a major tenant in the building. Under a
‘cash-sweep period’
, property cash flows are directed into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. As of March 31, 2023 and December 31, 2022, total restricted cash for the property was $3.4 million and $3.8 million, respectively.

(8)
In the first quarter of 2023,
a ‘cash-sweep period’

began for the Cascade Station loan due to the non-renewal of a major tenant’s leased space in the building. As of March 31, 2023, total restricted cash for the property was $
0.7 million.

(9)
As of September 30, 2022, the Debt Service Coverage Ratio (“DSCR”) covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of March 31, 2023, the DSCR was still not met. As of March 31, 2023 and December 31, 2022, total restricted cash for the property was $
2.8
million and
$2.6 million, respectively.

The scheduled principal repayments of debt as of March 31, 2023 are as follows (in thousands):

2023	$46,084
2024	108,480
2025	287,710
2026	29,416
2027	176,303
Thereafter	64,120

$712,113

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
In January 2023, the Company amended the $
50
 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging

relationship. Pursuant to the amended interest rate swap, the Company will pay a fixed rate of approximately
1.17
% of the notional amount annually, payable monthly, and receive floating rate daily-simple SOFR payments.
In January 2023, the Company entered into an interest rate swap for a notional amount of $25 million. Pursuant to the interest rate swap, the Company will pay a fixed rate of approximately 3.90% of the notional amount annually, payable monthly, and receive floating rate daily-simple SOFR payments.
In February 2023, the Company entered into an interest rate swap for a notional amount of $140 million. Pursuant to the interest rate swap, the Company will pay a fixed rate of approximately 4.19% of the notional amount annually, payable quarterly, and receive floating rate daily-simple SOFR payments.
The fair value of the interest rate swaps have been classified as Level 2 fair value measurements.
The interest rate swaps have been designated and qualify as cash flow hedges and have been recognized on the condensed consolidated balance sheets at fair value, presented within other assets and other liabilities. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

The following table summarizes the Company’s derivative financial instruments as of March 31, 2023 and December 31, 2022 (in thousands):

	Notional Value	Effective Date	Maturity Date	Fair Value Assets/(Liabilities)
				March 31, 2023	December 31, 2022
Interest Rate Swap	$50,000	September 2019	September 2024	$2,241	$2,731
Interest Rate Swap	25,000	January 2023	January 2026	(94)	—
Interest Rate Swap	140,000	March 2023	November 2025	(1,358)	—

	$215,000			$789	$2,731

For the three months ended March 31, 2023, approximately $0.5 million of realized gains were reclassified to interest expense due to payments received from the swap counterparty. For the three months ended March 31, 2022, approximately $0.1 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accr
ued Lia
bilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $425.6 million and $420.7 million (compared to a carrying value of $441.4 million and $443.3 million) as of March 31, 2023, and December 31, 2022, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the three months ended March 31, 2023 and 2022, the Company earned $0.1 million and $0.1 million, respectively, in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.
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

The Company recognized fixed and variable lease payments for operating leases for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed payments	$38,914	$38,320
Variable payments	6,743	6,440

	$ 45,657	$44,760

Future minimum lease payments to be received by the Company as of March 31, 2023 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2023	$94,066
2024	118,908
2025	107,742
2026	98,598
2027	82,242
Thereafter	223,165

$724,721

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of March 31, 2023, these leases had remaining terms of under one year to 65 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	March 31, 2023	December 31, 2022
Right-of-use asset – operating leases	$12,825	$12,935
Lease liability – operating leases	$8,738	$8,802
Right-of-use asset – financing leases	$9,991	$10,054
Lease liability – financing leases	$1,491	$1,475
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
Operating lease expense for the three months ended March 31, 2023 and March 31, 2022 were $0.2 million and $0.3 million, respectively. Financing lease expense for the three months ended March 31, 2023 and March 31, 2022 were $0.1 million and $0.1 million, respectively.

Future
minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of March 31, 2023 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2023	$459	$5
2024	770	7
2025	770	8
2026	724	8
2027	587	8
Thereafter	26,563	6,938

Total future minimum lease payments	29,873	6,974
Discount	(21,135)	(5,483)

Total	$8,738	$1,491

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2023, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
10. Stockholders’ Equity
Share Repurchase Plan
On March 9, 2020, the Company’s Board of Directors (the “Board of Directors”) approved a share repurchase plan authorizing the Company to repurchase up to $
100
 million of its outstanding shares of common stock. In July 2020, the Company completed the full March 2020 share repurchase plan. On August 5, 2020, the Board of Directors approved an additional share repurchase plan authorizing the Company to repurchase up to an additional aggregate amount of $
50
 million of its outstanding shares of common stock. In September 2022, the Company completed the full August 2020 share repurchase plan. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.
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

There were no shares repurchased during the three months ended March 31, 2023 and 2022.
Common Stock and Common Unit Distributions
On March 14, 2023,
the Board of Directors approved and the Company declared a cash dividend distribution of $
0.20 per common share for the quarterly period ended March 31, 2023. The dividend was paid subsequent to quarter end on April 25, 2023 to common stockholders and common unitholders of record as of the close of business on April 11, 2023, resulting in an aggregate payment of $8.0 million.
Preferred Stock Distributions
On March 14, 2023,
the Board of Directors approved and the Company declared a cash dividend distribution of $
0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended March 31, 2023. The dividend was paid subsequent to quarter end on April 25, 2023 to the holders of record of Series A Preferred Stock as of the close of business on April 11, 2023.
Equity Incentive Plan
The Company has an equity incentive plan (“Equity Incentive Plan”) for executive officers, directors and certain non-executive
employees, and with approval of the Board of Directors, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including the grant of Operating Partnership long-term incentive plan units), subject to the total number of shares available for issuance under the plan.

The Equity Incentive Plan is administered by the compensation committee of the Board of Directors (the “Compensation Committee”).
The Equity Incentive Plan provides for the issuance of up to
3,763,580
shares of common stock. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.
On January 27, 2020, each of the Board of Directors and the Compensation Committee approved a new form of performance-based restricted unit award agreement that will be used to grant performance-based restricted stock unit awards (“Performance RSU Awards”)
pursuant to the Equity Incentive Plan. The Performance RSU Awards are based upon the total stockholder return (“TSR”) of the Company’s common stock over a three-year
measurement period beginning January 1 of the year of grant (the “Measurement Period”) relative to the TSR of a defined peer group list of other US Office REIT companies (the “Peer Group”) as of the first trading date in the year of grant.
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
During the first quarter of 2023, the Performance RSU Awards granted in January 2020, with a January 1, 2020 through December 31, 2022 Measurement Period, were earned at 150% of the target number of shares granted based on achievement of a TSR that was at or above the 75th percentile of the 2020 Peer Group.

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2023:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	9,485	—
Vested	(216,520)	(97,500)

Outstanding at March 31, 2023	419,307	424,888
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2022:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	3,902	—

Outstanding at March 31, 2022	584,047	307,500
During the three months ended March 31, 2023 and March 31, 2022, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive
employees:

	Units Granted		Fair Value (in thousands)	Weighted Average Grant Fair Value Per Share
	RSUs	Performance RSUs

2023	198,022	214,888	$3,729	$9.03
2022	237,986	90,000	5,753	17.54
The RSU Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant date. The Performance RSU Awards will vest on the last day of the three-year measurement period.
During the three months ended March 31, 2023 and March 31, 2022, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total

2023	$643	$381	$1,024
2022	599	305	904

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
Cautionary Statement Regarding Forward-Looking Statements

This Report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	increased interest rates, any resulting increase in financing or operating costs, the impact of inflation and a stall in economic growth or an economic recession;

•	changes in local, regional, national and international economic conditions, including as a result of the coronavirus disease (“COVID-19”) pandemic;

•	the extent to which “work from home” and hybrid work policies continue as a result of the COVID-19 pandemic;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

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

•
other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2022 under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and in our subsequent reports filed with the SEC.

The forward-looking statements contained in this Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2022 under the heading “Risk Factors” and in our subsequent reports filed with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
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
Revenue Base
As of March 31, 2023, we owned 25 properties comprised of 60 office buildings with a total of approximately 6.0 million square feet of net rentable area (“NRA”). As of March 31, 2023, our properties were approximately 84.9% leased.

Office Leases
Historically, most leases for our properties have been on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop,” whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries within rental and other revenues on our condensed consolidated statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected as tenant recoveries. We are also a lessor for a fee simple ground lease at the AmberGlen property.
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
Economic conditions in the U.S. and globally continue to be volatile, primarily due to rising inflation. As inflation continued to reach new highs, it set off a chain reaction of events, beginning with the U.S. Federal Reserve taking and signaling severe tightening measures, interest rates rising across the yield curve, volatility and losses in the public equity and debt markets, and now increasing concerns that the U.S. economy may experience a recession. The banking and lending sector in particular has been impacted by the interest rate environment. This evolving operating environment impacts our operating activities as:

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
COVID-19
Our business has been and will likely continue to be impacted by the
COVID-19
pandemic. In addition, our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends as a result of the
COVID-19
pandemic. While the usage of our assets in the first quarter of 2023 was still lower than pre-pandemic
levels, usage has been increasing year over year. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
Leasing activity has been and is expected to be impacted by the
COVID-19
pandemic until and unless tenants increase utilization of their spaces. We have experienced and we expect that we will continue to experience slower new leasing and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark,” could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and could impact the pricing and competitiveness for leasing office space in our markets.

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

Our Properties
As of March 31, 2023, we owned 25 properties comprised of 60 office buildings with a total of approximately 6.0 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of March 31, 2023.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (25.3% of NRA)	Block 23	100.0%	307	94.5%	$30.02	$32.30	$8,706
	Pima Center	100.0%	272	45.8%	$29.06	$29.06	$3,618
	SanTan	100.0%	267	45.4%	$31.98	$31.98	$3,871
	5090 N. 40 th St	100.0%	176	68.1%	$34.03	$34.03	$4,068
	Camelback Square	100.0%	172	84.4%	$34.41	$34.41	$5,005
	The Quad	100.0%	163	100.0%	$32.40	$32.72	$5,282
	Papago Tech	100.0%	163	88.7%	$24.40	$24.40	$3,522
Tampa, FL (17.5%)	Park Tower	94.8%	478	89.0%	$27.62	$27.62	$11,758
	City Center	95.0%	244	85.5%	$28.27	$28.27	$5,895
	Intellicenter	100.0%	204	100.0%	$25.64	$25.64	$5,219
	Carillon Point	100.0%	124	100.0%	$30.25	$30.25	$3,757
Denver, CO (13.4%)	Denver Tech	100.0%	381	85.6%	$24.29	$28.74	$7,731
	Circle Point	100.0%	272	89.3%	$19.84	$34.71	$4,816
	Superior Pointe	100.0%	152	81.7%	$18.47	$31.47	$2,299
Orlando, FL (12.0%)	Florida Research Park	96.6%	397	88.0%	$26.03	$27.77	$8,989
	Central Fairwinds	97.0%	168	89.0%	$27.87	$27.87	$4,172
	Greenwood Blvd	100.0%	155	100.0%	$24.75	$24.75	$3,837
Dallas, TX (9.8%)	190 Office Center	100.0%	303	77.5%	$26.57	$26.57	$6,241
	The Terraces	100.0%	173	99.0%	$38.68	$58.68	$6,609
	2525 McKinnon	100.0%	111	97.8%	$30.27	$51.27	$3,298
Raleigh, NC (8.3%)	Bloc 83	100.0%	495	83.5%	$37.41	$37.63	$15,459
Portland, OR (5.5%)	AmberGlen	76.0%	203	98.4%	$23.78	$27.05	$4,741
	Cascade Station	100.0%	128	100.0%	$29.22	$31.14	$3,743
San Diego, CA (4.7%)	Mission City	100.0%	281	75.3%	$39.21	$39.21	$8,301
Seattle, WA (3.5%)	Canyon Park	100.0%	207	100.0%	$23.86	$29.86	$4,934

Total / Weighted Average – March 31, 2023 (3)			5,996	84.9%	$28.71	$31.84	$145,871

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2023 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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
Critical Accounting Policies and Estimates
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form
10-K
for the year ended December 31, 2022 except for our election to apply the practical expedients related to Reference Rate Reform (Topic 848) as outlined in Note 2 of the condensed consolidated financial statements.
Results of Operations
Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022
Rental and Other Revenues.
Revenue includes net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $1.1 million, or 2%, to $46.0 million for the three months ended March 31, 2023 compared to $44.9 million for the three months ended March 31, 2022. Of this increase, the December 2021 acquisitions of Block 23, The Terraces and Bloc 83, which were undergoing first generation lease-up
in 2022, contributed $0.6 million, $0.2 million and $1.3 million, respectively. In addition, revenues from Park Tower, Circle Point and FRP Collection increased $0.8 million, $0.5 million and $0.4 million, respectively, due to higher occupancy over the prior year. A further increase of $0.2 million can be attributed to our 190 Office Center property which recorded higher termination fee income in 2023 compared to 2022. Offsetting these increases, the disposition of Lake Vista Pointe in June 2022 decreased revenue by $1.1 million. In addition, revenue decreased at SanTan by $1.4 million due to a termination fee recognized in the prior year and lower resulting occupancy in the current period associated with an early tenant departure. Lower occupancy at Pima Center also decreased revenue by $0.5 million. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased by $1.0 million, or 3%, to $36.8 million for the three months ended March 31, 2023, from $35.8 million for the three months ended March 31, 2022. Of this increase, the December 2021 acquisitions of Block 23, The Terraces and Bloc 83, which were undergoing first generation lease-up
in 2022, contributed $0.4 million, $0.2 million and $0.4 million, respectively. In addition, total operating expenses from Park Tower, FRP Collection and Circle Point increased $0.4 million, $0.3 million and $0.2 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. General and administrative expenses increased by $0.3 million over the prior period due primarily to higher payroll and stock-based compensation expense. Offsetting these increases, total operating expenses decreased at SanTan by $0.6 million due to lower occupancy at the property in comparison to the prior year. In addition, the disposition of Lake Vista Pointe decreased total operating expenses by $0.5 million and lower depreciation and amortization at Mission City decreased total operating expenses by $0.3 million. The remaining properties’ expenses increased a combined $0.2 million.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased by $1.2 million, or 7%, to $17.7 million for the three months ended March 31, 2023, from $16.5 million for the three months ended March 31, 2022. Of this increase, the December 2021 acquisitions of Block 23, The Terraces and Bloc 83, which were undergoing first generation lease-up
in 2022, contributed $0.3 million, $0.1 million and $0.2 million, respectively. In addition, property operating expenses from FRP Collection and Park Tower increased $0.3 million and $0.3 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. Offsetting these increases, the disposition of Lake Vista Pointe resulted in a $0.3 million decrease. The remaining properties’ expenses increased a combined $0.3 million.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.3 million, or 9%, to $3.8 million for the three months ended March 31, 2023, from $3.5 million reported in the prior period. General and administrative expenses increased primarily due to higher payroll and stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization decreased by $0.5 million, or 3%, to $15.3 million for the three months ended March 31, 2023, from $15.8 million reported for the same period in 2022. Of this decrease, our SanTan property contributed $0.5 million to the decrease mainly due to accelerated amortization of tenant-related assets recorded in the prior year associated with an early lease termination at the property. The disposition of Lake Vista Pointe also contributed $0.2 million to the decrease. Depreciation and amortization for Mission City decreased by $0.4 million as the amortization expense associated with acquired lease intangible assets were fully amortized in 2022. Offsetting these decreases, Block 23, Bloc 83 and Circle Point incurred higher depreciation and amortization expense of $0.2 million, $0.2 million and $0.1 million, respectively, related to tenanting costs. The remaining properties’ depreciation expenses were marginally lower in comparison to the prior year.
Other Expense (Income)
Interest Expense.
Interest expense increased $2.2 million, or 37%, to $8.3 million for the three months ended March 31, 2023, from $6.1 million for the three months ended March 31, 2022. The increase was primarily attributable to higher amounts drawn and higher interest rates on our floating rate debt.
Cash Flows
Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022
Cash, cash equivalents and restricted cash were $52.2 million and $47.6 million as of March 31, 2023 and March 31, 2022, respectively.
Cash flow from operating activities.
Net cash provided by operating activities decreased by $0.8 million to $13.9 million for the three months ended March 31, 2023 compared to $14.7 million for the same period in 2022. The decrease was primarily attributable to changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities increased by $5.5 million to $12.4 million for the three months ended March 31, 2023 compared to $6.9 million for the same period in 2022. The increase in cash used in investing activities was primarily due to an increase in additions to real estate properties for the three months ended March 31, 2023.

Cash flow from financing activities.
Net cash provided by financing activities increased by $8.9 million to $6.5 million for the three months ended March 31, 2023 compared to $2.4 million used in financing activities for the same period in 2022. The increase in cash provided by financing activities was primarily due to higher net proceeds from borrowings partially offset by higher withholding taxes on restricted stock units vesting for the three months ended March 31, 2023.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $35.9 million of cash and cash equivalents and $16.4 million of restricted cash as of March 31, 2023.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. As of March 31, 2023, we had approximately $195.7 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the three months ended March 31, 2023.
After considering the effect of the
COVID-19
pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
As of March 31, 2023, the lenders for three of our mortgage borrowings have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. For these three properties, the total restricted cash as of March 31, 2023 was $6.9 million.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of March 31, 2023, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2023	2024-2025	2026-2027	More than 5 years
Principal payments on mortgage loans	$712,113	$46,084	$396,190	$205,719	$64,120
Interest payments (1)	96,359	23,857	54,540	15,880	2,082
Tenant-related commitments	14,723	14,723	—	—	—
Lease obligations	36,847	464	1,555	1,327	33,501

Total	$860,042	$85,128	$452,285	$222,926	$99,703

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at March 31, 2023. Contracted interest on our term loans and part of the Unsecured Credit Facility were calculated based on the interest rate swap rates fixing the SOFR component of the borrowing rates.

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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR, and in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Ltd. ARRC proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR being an overnight rate while LIBOR reflects term rates at different maturities.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. As of March 31, 2023, our LIBOR-based borrowings and the $50 million interest rate swap have been transitioned to SOFR.

We currently consider our interest rate exposure to be moderate because as of March 31, 2023, approximately $656.4 million, or 92.2%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $55.7 million, or 7.8%, had variable interest rates. The $656.4 million fixed rate debt includes a $50 million term loan, a $25 million term loan, and $140 million of the Unsecured Credit Facility against which we have applied interest rate swaps. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $0.6 million increase to our annual interest costs on debt outstanding as of March 31, 2023 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $0.6 million decrease to our annual interest costs on debt outstanding as of March 31, 2023 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of March 31, 2023, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 4, 2023, the Board of Directors approved a share repurchase plan (“Repurchase Program”) authorizing the Company to repurchase up to $50 million of its outstanding shares of common stock or Series A Preferred Stock. Under the Repurchase Program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, or pursuant to any trading plan that may be adopted in accordance with Rule
10b5-1
of the Securities and Exchange Act of 1934, as amended, all in accordance with the rules of the SEC and other applicable legal requirements.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Second Amended and Restated Bylaws of City Office REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 14, 2017).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INLINE XBRL INSTANCE DOCUMENT†

101.SCH	INLINE XBRL SCHEMA DOCUMENT†

101.CAL	INLINE XBRL CALCULATION LINKBASE DOCUMENT†

101.LAB	INLINE XBRL LABELS LINKBASE DOCUMENT†

101.PRE	INLINE XBRL PRESENTATION LINKBASE DOCUMENT†

101.DEF	INLINE XBRL DEFINITION LINKBASE DOCUMENT†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) †

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CITY OFFICE REIT, INC.

Date: May 5, 2023

	By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director (Principal Executive Officer)
Date: May 5, 2023

	By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)