Form 10-Q
period 2023-06-30
City Office REIT, Inc.
filed 2023-08-03
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes  ☐    ☒  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at
July 31
, 2023 was 39,938,451.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2023

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	June 30, 2023	December 31, 2022
Assets
Real estate properties
Land	$193,524	$199,537
Building and improvement	1,189,789	1,215,000
Tenant improvement	146,633	139,365
Furniture, fixtures and equipment	689	689

	1,530,635	1,554,591
Accumulated depreciation	(197,062)	(175,720)

	1,333,573	1,378,871

Cash and cash equivalents	38,350	28,187
Restricted cash	14,307	16,075
Rents receivable, net	48,971	44,429
Deferred leasing costs, net	21,058	21,989
Acquired lease intangible assets, net	49,876	55,438
Other assets	31,313	29,450

Total Assets	$1,537,448	$1,574,439

Liabilities and Equity
Liabilities:
Debt	$678,380	$690,099
Accounts payable and accrued liabilities	30,625	35,753
Deferred rent	7,956	9,147
Tenant rent deposits	7,142	7,040
Acquired lease intangible liabilities, net	8,422	9,150
Other liabilities	16,035	20,076

Total Liabilities	748,560	771,265

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of June 30, 2023 and December 31, 2022	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,938,451 and 39,718,767 shares issued and outstanding as of June 30, 2023 and December 31, 2022	399	397
Additional paid-in capital	436,733	436,161
Retained earnings	235,705	251,542
Accumulated other comprehensive income	3,726	2,731

Total Stockholders’ Equity	788,563	802,831
Non-controlling interests in properties	325	343

Total Equity	788,888	803,174

Total Liabilities and Equity	$1,537,448	$1,574,439

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental and other revenues	$44,604	$45,498	$90,562	$90,350
Operating expenses:
Property operating expenses	17,246	16,836	34,966	33,325
General and administrative	3,668	3,614	7,433	7,070
Depreciation and amortization	15,768	15,701	31,072	31,516

Total operating expenses	36,682	36,151	73,471	71,911

Operating income	7,922	9,347	17,091	18,439
Interest expense:
Contractual interest expense	(7,981)	(5,982)	(15,953)	(11,729)
Amortization of deferred financing costs and debt fair value	(323)	(302)	(647)	(614)

	(8,304)	(6,284)	(16,600)	(12,343)
Net (loss)/gain on disposition of real estate property	(134)	—	(134)	21,658

Net (loss)/income	(516)	3,063	357	27,754
Less:
Net income attributable to non-controlling interests in properties	(164)	(164)	(333)	(335)

Net (loss)/income attributable to the Company	(680)	2,899	24	27,419
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,710)

Net (loss)/income attributable to common stockholders	$(2,535)	$1,044	$(3,686)	$23,709

Net (loss)/income per common share:
Basic	$(0.06)	$0.02	$(0.09)	$0.54

Diluted	$(0.06)	$0.02	$(0.09)	$0.53

Weighted average common shares outstanding:
Basic	39,938	43,632	39,906	43,593

Diluted	39,938	44,482	39,906	44,445

Dividend distributions declared per common share	$0.10	$0.20	$0.30	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income	$(516)	$3,063	$357	$27,754
Other comprehensive income:
Unrealized cash flow hedge gain	3,749	450	2,284	2,064
Amounts reclassified to interest expense	(812)	63	(1,289)	203

Other comprehensive income	2,937	513	995	2,267

Comprehensive income	2,421	3,576	1,352	30,021
Less:
Comprehensive income attributable to non-controlling interests in properties	(164)	(164)	(333)	(335)

Comprehensive income attributable to the Company	$2,257	$3,412	$1,019	$29,686

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174
Restricted stock award grants and vesting	—	—	220	2	(535)	(85)	—	(618)	—	(618)
Common stock dividend distribution declared	—	—	—	—	—	(7,988)	—	(7,988)	—	(7,988)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	110	110
Distributions	—	—	—	—	—	—	—	—	(235)	(235)
Net income	—	—	—	—	—	704	—	704	169	873
Other comprehensive loss	—	—	—	—	—	—	(1,942)	(1,942)	—	(1,942)

Balance—March 31, 2023	4,480	$112,000	39,938	$399	$435,626	$242,318	$789	$791,132	$387	$791,519

Restricted stock award grants and vesting	—	—	—	—	1,107	(84)	—	1,023	—	1,023
Common stock dividend distribution declared	—	—	—	—	—	(3,994)	—	(3,994)	—	(3,994)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(226)	(226)
Net (loss)/income	—	—	—	—	—	(680)	—	(680)	164	(516)
Other comprehensive income	—	—	—	—	—	—	2,937	2,937	—	2,937

Balance—June 30, 2023	4,480	$112,000	39,938	$399	$436,733	$235,705	$3,726	$788,563	$325	$788,888

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595
Restricted stock award grants and vesting	—	—	—	—	972	(68)	—	904	—	904
Common stock dividend distribution declared	—	—	—	—	—	(8,711)	—	(8,711)	—	(8,711)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	—	—	24,520	—	24,520	171	24,691
Other comprehensive income	—	—	—	—	—	—	1,754	1,754	—	1,754

Balance—March 31, 2022	4,480	$112,000	43,554	$435	$483,033	$289,388	$1,372	$886,228	$899	$887,127

Restricted stock award grants and vesting	—	—	171	2	1,020	(117)	—	905	—	905
Common stock repurchased	—	—	(395)	(4)	(4,996)	—	—	(5,000)	—	(5,000)
Common stock dividend distribution declared	—	—	—	—	—	(8,580)	—	(8,580)	—	(8,580)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(180)	(180)
Net income	—	—	—	—	—	2,899	—	2,899	164	3,063
Other comprehensive income	—	—	—	—	—	—	513	513	—	513

Balance—June 30, 2022	4,480	$112,000	43,330	$433	$479,057	$281,735	$1,885	$875,110	$883	$875,993

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$357	$27,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,072	31,516
Amortization of deferred financing costs and debt fair value	647	614
Amortization of above and below market leases	34	80
Straight-line rent/expense	(4,795)	(4,356)
Non-cash stock compensation	2,048	1,895
Receipts from sales-type lease	—	43,549
Net loss/(gain) on disposition of real estate property	134	(21,658)
Changes in non-cash working capital:
Rents receivable, net	534	(4,109)
Other assets	(1,416)	(764)
Accounts payable and accrued liabilities	(141)	1,268
Deferred rent	(1,032)	(1,511)
Tenant rent deposits	141	691

Net Cash Provided By Operating Activities	27,583	74,969

Cash Flows to Investing Activities:
Additions to real estate properties	(17,826)	(16,462)
Reduction of cash on disposition of real estate property	(4,051)	—
Deferred leasing costs	(1,927)	(4,786)

Net Cash Used In Investing Activities	(23,804)	(21,248)

Cash Flows from/(to) Financing Activities:
Debt issuance and extinguishment costs	(236)	—
Proceeds from borrowings	35,000	31,000
Repayment of borrowings	(8,513)	(30,941)
Dividend distributions paid to stockholders	(19,641)	(21,132)
Repurchases of common stock	—	(5,000)
Distributions to non-controlling interests in properties	(461)	(434)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,643)	(87)
Contributions from non-controlling interests in properties	110	3

Net Cash Provided By/(Used In) Financing Activities	4,616	(26,591)

Net Increase in Cash, Cash Equivalents and Restricted Cash	8,395	27,130
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	44,262	42,266

Cash, Cash Equivalents and Restricted Cash, End of Period	$52,657	$69,396

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	38,350	26,352
Restricted Cash, End of Period	14,307	43,044

Cash, Cash Equivalents and Restricted Cash, End of Period	$52,657	$69,396

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,827	$10,850
Purchase of additions in real estate properties included in accounts payable	$8,753	$10,301
Purchase of deferred leasing costs included in accounts payable	$1,404	$2,926
The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
1. Organization and Description of Business
City Office REIT, Inc. (the “Company”) was organized in the state of Marylan
d on
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
10-K
for the year ended December 31, 2022.
During the second quarter of 2023, the Company applied the below accounting policy for Variable Interest Entities (“VIE”) in relation to the deconsolidation of the 190 Office Center property. Refer to Note 3 – Real Estate Investments for additional information.
Variable Interest Entities
The Company consolidates a VIE if the Company determines that it is the primary beneficiary of the entity. When evaluating the accounting for a VIE, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance relative to other economic interest holders. The Company determines the rights, if any, to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE by considering the economic interest in the entity, regardless of form, which may include debt, equity, management and servicing fees, or other contractual arrangements. The Company considers other relevant factors including each entity’s capital structure, contractual rights to earnings (losses), subordination of the Company’s interests relative to those of other investors, contingent payments, and other contractual arrangements that may be economically significant.

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
Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU
2022-06”).
ASU
2022-06
amends the date the guidance will be available to December 31, 2024. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. During the first quarter of 2023, the Company transitioned its LIBOR-based contracts to SOFR and elected to apply the practical expedients to modifications of qualifying debt contracts and hedging relationships as continuations of the existing contracts, rather than as new contracts. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation and does not result in dedesignation of hedging relationships. Applying the expedients did not have a material impact on the consolidated financial statements. The Company has no remaining LIBOR-based contracts.
3. Real Estate Investments
Disposition of Real Estate Property
190 Office Center
On May 15, 2023, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s non-recourse
loan agreement. Given the appointment of the receiver, the Company assessed whether the entity holding the property should be reassessed for consolidation as a VIE in accordance with ASC 810 – Consolidation.
Based on its analysis, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of May 15, 2023. The Company deconsolidated the net carrying value of real estate assets of $
35.7
 million, the mortgage loan of $
38.6
million, cash and restricted cash of $
4.0

million and net current liabilities of
 $
1.0
million. For the three months ended June 30, 2023, the Company recognized a loss on deconsolidation of $
0.1
 million, which has been included within net loss/gain on disposition of real estate property on the Company’s condensed consolidated statement of operations and statement of cash flows.
Lake Vista Pointe
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
43.8
 million.

4. Lease Intangible
s
Lease intangibles and the value of assumed lease obligations as of June 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
June 30, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,786	$77,066	$33,491	$129,343	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(9,823)	(51,444)	(18,200)	(79,467)	6,630	54	6,684

	$8,963	$25,622	$15,291	$49,876	$(8,338)	$(84)	$(8,422)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,793	$78,720	$34,123	$131,636	$(15,682)	$(138)	$(15,820)
Accumulated amortization	(9,069)	(49,772)	(17,357)	(76,198)	6,618	52	6,670

	$9,724	$28,948	$16,766	$55,438	$(9,064)	$(86)	$(9,150)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2023	$4,248
2024	6,687
2025	6,517
2026	6,204
2027	5,217
Thereafter	12,581

$41,454

5. Debt
On January 5, 2023, the Company transitioned the borrowing rate of its unsecured credit facility (the “Unsecured Credit Facility”) and $50 million term loan from LIBOR to daily-simple SOFR. The Company applied the practical expedients available under the reference rate reform guidance and accounted for the modifications as continuations of the existing contracts.
The following table summarizes the indebtedness as of June 30, 2023 and December 31, 2022 (dollars in thousands):

Property	June 30, 2023	December 31, 2022	Interest Rate as of June 30, 2023 (1)		Maturity
Unsecured Credit Facility (3)(5)	$205,713	$200,500	SOFR +1.40	% (2)	November 2025
Term Loan (4)	50,000	50,000	SOFR +1.35	% (2)	September 2024
Term Loan (5)	25,000	—	SOFR +2.10	% (2)	January 2026
Mission City	46,430	46,859	3.78%		November 2027
Canyon Park (6)	39,306	39,673	4.30%		March 2027
Circle Point	39,118	39,440	4.49%		September 2028
SanTan (7)	31,794	32,140	4.56%		March 2027
Intellicenter	30,991	31,297	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection	26,401	26,784	3.10%		September 2023
Greenwood Blvd	21,129	21,396	3.15%		December 2025

Property	June 30, 2023	December 31, 2022	Interest Rate as of June 30, 2023 (1)	Maturity
Cascade Station (8)	20,989	21,192	4.55%	May 2024
5090 N. 40th St	20,592	20,810	3.92%	January 2027
AmberGlen	20,000	20,000	3.69%	May 2027
Central Fairwinds	16,051	16,273	3.15%	June 2024
FRP Ingenuity Drive (9)	16,014	16,165	4.44%	December 2024
Carillon Point	14,562	14,773	3.10%	October 2023
190 Office Center (10)	—	38,894	4.79%	October 2025
Total Principal	681,690	693,796
Deferred financing costs, net	(3,428)	(3,887)
Unamortized fair value adjustments	118	190

Total	$678,380	$690,099

(1)	All interest rates are fixed interest rates with the exception of the Unsecured Credit Facility and the term loans, as explained in footnotes 3, 4 and 5 below.
(2)	As of June 30, 2023, the daily-simple SOFR rate was 5.09%.
(3)
Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility. As of June 30, 2023, the Unsecured Credit Facility had $205.7 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

(7)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and
d
ebt
y
ield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of June 30, 2023, total restricted cash for the property was $4.7 million.

(8)
In the first quarter of 2023, a ‘cash-sweep period’ began for the Cascade Station loan due to the non-renewal
of a major tenant’s leased space in the building. As of June 30, 2023, total restricted cash for the property was $1.5 million.

(9)
As of September 30, 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of June 30, 2023, the DSCR was still not met. As of June 30, 2023 and December 31, 2022, total restricted cash for the property was $3.0 million and $2.6 million, respectively.

(10)
In
the second quarter of 2023, the
non-recourse
debt associated with the 190 Office Center property was deconsolidated as a result of the appointment of a receiver to assume possession and control of the property. The loan balance as of the date of deconsolidation was $38.6 million.

The scheduled principal repayments of debt as of June 30, 2023 are as follows (in thousands):

2023	$43,835
2024	107,728
2025	260,288
2026	29,416
2027	176,303
Thereafter	64,120

$681,690

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
In January 2023, the Company amended the $50 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. Pursuant to the amended interest rate swap, the Company will pay a fixed rate of approximately 1.17% of the notional amount annually, payable monthly, and receive floating rate daily-simple SOFR payments.
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
The following table summarizes the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022 (in thousands):

	Notional Value	Effective Date	Maturity Date	Fair Value Assets/(Liabilities)
				June 30, 2023	December 31, 2022
Interest Rate Swap	$50,000	September 2019	September 2024	$2,305	$2,731
Interest Rate Swap	25,000	January 2023	January 2026	341	—
Interest Rate Swap	140,000	March 2023	November 2025	1,080	—

	$215,000			$3,726	$2,731

For the six months ended June 30, 2023, approximately $1.3 million of realized gains were reclassified to interest expense due to payments received from the swap counterparty. For the six months ended June 30, 2022, approximately $0.2 million of realized losses were reclassified to interest expense due to payments made to the swap counterparty.
Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $380.3 million and $420.7 million (compared to a carrying value of $401.0 million and $443.3 million) as of June 30, 2023, and December 31, 2022, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the six months ended June 30, 2023 and 2022, the Company earned $0.2 million and $0.3 million, respectively, in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.
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
The Company recognized fixed and variable lease payments for operating leases for the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed payments	$37,571	$38,309	$76,484	$76,628
Variable payments	6,742	6,180	13,485	12,620

	$44,313	$44,489	$89,969	$89,248

The Company ceased recognizing rental lease income with respect to the 190 Office Center property on the deconsolidation of the entity on May 15, 2023 (refer to Note 3). The Company recognized interest income of
$0.6 million and variable lease payments of $0.2 million for the sales-type lease at the Lake Vista Pointe property for the three and six months ended June 30, 2022.
Future minimum lease payments to be received by the Company as of June 30, 2023 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2023	$62,936
2024	124,703
2025	112,593
2026	101,868
2027	85,094
Thereafter	230,167

$717,361

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of June 30, 2023, these leases had remaining terms of three
t
o
65
years and a weighted average remaining lease term of
50
years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	June 30, 2023	December 31, 2022
Right-of-use asset – operating leases	$12,720	$12,935
Lease liability – operating leases	$8,675	$8,802
Right-of-use asset – financing leases	$9,934	$10,054
Lease liability – financing leases	$1,511	$1,475
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
Operating lease expense for the three and six months ended June 30, 2023 w
a
s $0.2 million and $0.5 million, respectively. Operating lease expense for the three and six months ended June 30, 2022 w
a
s $0.3 million and $0.5 million, respectively. Financing lease expense for the three and six months ended June 30, 2023 w
a
s $0.1 million and $0.2 million, respectively. Financing lease expense for the three and six months ended June 30, 2022 w
a
s $0.1 million and $0.2 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of June 30, 2023 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2023	$266	$4
2024	770	7
2025	770	8
2026	724	8
2027	587	8
Thereafter	26,563	6,938

Total future minimum lease payments	29,680	6,973
Discount	(21,005)	(5,462)

Total	$8,675	$1,511

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2023, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
10. Stockholders’ Equity
Share Repurchase Plan
On March 9, 2020, the Company’s Board of Directors (the “Board of Directors”) approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. In July 2020, the Company completed the full March 2020 share repurchase plan. On August 5, 2020, the Board of Directors approved an additional share repurchase plan authorizing the Company to repurchase up to an additional aggregate amount of $50 million of its outstanding shares of common stock. In September 2022, the Company completed the full August 2020 share repurchase plan. On May 4, 2023, the Board of Directors approved an additional share repurchase plan (“Repurchase Program”) authorizing the Company to repurchase up to $50 million of its outstanding shares of common stock or Series A Preferred Stock. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.
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
There were no shares repurchased during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company completed the repurchase of 394,833 shares of its common stock for approximately $5.0 million.
Common Stock and Common Unit Distributions
On May 5, 2023, the Board of Directors approved and the Company declared a cash dividend distribution of $0.10 per common share for the quarterly period ended June 30, 2023. The dividend was paid subsequent to quarter end on July 21, 2023 to common stockholders and common unitholders of record as of the close of business on July 7, 2023, resulting in an aggregate payment of $4.0 million.

Preferred Stock Distributions
On May 5, 2023, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended June 30, 2023. The dividend was paid subsequent to quarter end on July 21, 2023 to the holders of record of Series A Preferred Stock as of the close of business on July 7, 2023.
Equity Incentive Plan
The Company has an equity incentive plan (“Equity Incentive Plan”) for executive officers, directors and certain non-executive
employees, and with approval of the Board of Directors
, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including the grant of Operating Partnership long-term incentive plan units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the Board of Directors (the “Compensation Committee”). The Equity Incentive Plan provides for the issuance of up to 3,763,580 shares of common stock. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.
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
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2023:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	9,485	—
Vested	(216,520)	(97,500)

Outstanding at March 31, 2023	419,307	424,888
Issuance of dividend equivalents	14,356	—

Outstanding at June 30, 2023	433,663	424,888

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2022:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	3,902	—

Outstanding at March 31, 2022	584,047	307,500
Issuance of dividend equivalents	7,451	—
Vested	(177,812)	—

Outstanding at June 30, 2022	413,686	307,500
During the six months ended June 30, 2023 and June 30, 2022, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain
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
During the three months ended June 30, 2023 and June 30, 2022, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2023	$633	$390	$1,023
2022	652	340	992
During the six months ended June 30, 2023 and June 30, 2022, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2023	$1,276	$771	$2,047
2022	1,251	645	1,896

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
Cautionary Statement Regarding Forward-Looking Statements

This Report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	increased interest rates, any resulting increase in financing or operating costs, the impact of inflation and a stall in economic growth or an economic recession;

•	changes in local, regional, national and international economic conditions, including as a result of the coronavirus disease (“COVID-19”) pandemic or any future epidemics or pandemics;

•	the extent to which “work from home” and hybrid work policies continue as a result of the COVID-19 pandemic or any future epidemics or pandemics;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•
demand for and market acceptance of our properties for rental purposes, including as a result of near-term market fluctuations or long-term trends that result in an overall decrease in the demand for office space;

•	decreased rental rates or increased vacancy rates, including as a result of the ongoing COVID-19 pandemic or any future epidemics or pandemics;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

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
Revenue Base
As of June 30, 2023, we owned 24 properties comprised of 58 office buildings with a total of approximately 5.7 million square feet of net rentable area (“NRA”). As of June 30, 2023, our properties were approximately 85.6% leased.

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
COVID-19
Our business has been and will likely continue to be impacted by the
COVID-19
pandemic. In addition, our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends as a result of the
COVID-19
pandemic. While the usage of our assets in the second quarter of 2023 was still lower than pre-pandemic
levels, usage has been increasing year over year. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
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

Our Properties
As of June 30, 2023, we owned 24 properties comprised of 58 office buildings with a total of approximately 5.7 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of June 30, 2023.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (26.7% of NRA)	Block 23	100.0%	307	94.5%	$30.08	$32.37	$8,725
	Pima Center	100.0%	272	47.2%	$29.15	$29.15	$3,741
	SanTan	100.0%	267	47.0%	$32.02	$32.02	$4,013
	5090 N. 40 th St	100.0%	175	70.2%	$34.60	$34.60	$4,255
	Camelback Square	100.0%	172	84.4%	$34.55	$34.55	$5,027
	The Quad	100.0%	163	92.3%	$33.08	$33.42	$4,977
	Papago Tech	100.0%	163	88.7%	$24.48	$24.48	$3,533
Tampa, FL (18.5%)	Park Tower	94.8%	478	89.2%	$28.09	$28.09	$11,988
	City Center	95.0%	244	91.6%	$30.00	$30.00	$6,706
	Intellicenter	100.0%	204	100.0%	$26.21	$26.21	$5,333
	Carillon Point	100.0%	124	100.0%	$30.25	$30.25	$3,757
Denver, CO (14.1%)	Denver Tech	100.0%	381	85.6%	$24.48	$28.93	$7,799
	Circle Point	100.0%	272	90.6%	$19.93	$34.80	$4,913
	Superior Pointe	100.0%	152	71.7%	$18.62	$31.62	$2,033
Orlando, FL (12.7%)	Florida Research Park	96.6%	397	86.1%	$26.03	$27.83	$8,802
	Central Fairwinds	97.0%	168	88.6%	$28.21	$28.21	$4,206
	Greenwood Blvd	100.0%	155	100.0%	$24.75	$24.75	$3,837
Raleigh, NC (8.7%)	Bloc 83	100.0%	495	83.5%	$37.97	$38.20	$15,692
Portland, OR (5.8%)	AmberGlen	76.0%	203	100.0%	$23.97	$27.17	$4,877
	Cascade Station	100.0%	128	100.0%	$29.60	$31.51	$3,791
Dallas, TX (5.0%)	The Terraces	100.0%	173	100.0%	$38.99	$58.99	$6,731
	2525 McKinnon	100.0%	111	97.8%	$30.50	$51.50	$3,323
San Diego, CA (4.9%)	Mission City	100.0%	281	80.1%	$39.57	$39.57	$8,916
Seattle, WA (3.6%)	Canyon Park	100.0%	207	100.0%	$23.86	$29.86	$4,934

Total / Weighted Average – June 30, 2023 (3)			5,692	85.6%	$29.19	$32.44	$141,909

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2023 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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
Critical Accounting Policies and Estimates
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form
10-K
for the year ended December 31, 2022, except for our election to apply the practical expedients related to Reference Rate Reform (Topic 848) and the application of our VIE policy as outlined in Note 2 of the condensed consolidated financial statements.
Results of Operations
Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022
Rental and Other Revenues.
Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $0.9 million, or 2%, to $44.6 million for the three months ended June 30, 2023 compared to $45.5 million for the three months ended June 30, 2022. Revenue decreased at SanTan by $1.4 million due to a termination fee recognized in the prior year and lower resulting occupancy in the current period associated with an early tenant departure. In addition, the dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 reduced revenue by $1.1 million and $0.8 million, respectively. Revenue also decreased at 5090, Mission City and Pima Center by $0.4 million, $0.3 million and $0.3 million, respectively, due to lower occupancy at the properties compared to the prior year. Offsetting these decreases, the December 2021 acquisition of Bloc 83, Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, increased revenue by $1.2 million, $0.4 million and $0.2 million, respectively. In addition, higher occupancy at Park Tower, Circle Point, City Center and FRP Collection increased revenue by $0.6 million, $0.5 million, $0.3 million and $0.2 million, respectively. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased $0.5 million, or 1%, to $36.7 million for the three months ended June 30, 2023, from $36.2 million for the three months ended June 30, 2022. Of the increase, the December 2021 acquisition of Bloc 83 and Block 23, which were undergoing first generation lease-up
in 2022, contributed $0.8 million and $0.4 million, respectively. In addition, total operating expenses at Park Tower and City Center increased $0.4 million and $0.2 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. Offsetting these increases, total operating expenses decreased at SanTan by $0.6 million due to lower occupancy at the property in comparison to the prior year. In addition, the dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 decreased total operating expenses by $0.5 million and $0.3 million, respectively. The remaining properties’ total operating expenses were relatively unchanged in comparison to the prior period.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased $0.4 million, or 2%, to $17.2 million for the three months ended June 30, 2023, from $16.8 million for the three months ended June 30, 2022. Of the increase, the December 2021 acquisition of Bloc 83, Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, contributed $0.3 million, $0.3 million and $0.1 million, respectively. In addition, property operating expenses at Park Tower increased $0.3 million, due to higher operating costs associated with higher occupancy over the prior year. Offsetting these increases, the dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 decreased property operating expenses by $0.3 million and $0.3 million, respectively. The remaining properties’ property operating expenses were relatively unchanged in comparison to the prior period.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.1 million, or 1%, to $3.7 million for the three months ended June 30, 2023, from $3.6 million reported in the prior period. General and administrative expenses increased primarily due to higher stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization increased $0.1 million, or 0.4%, to $15.8 million for the three months ended June 30, 2023, from $15.7 million reported for the same period in 2022. Of the increase, Bloc 83 incurred higher depreciation and amortization expense of $0.5 million related to tenanting costs. Offsetting this increase, depreciation and amortization expense at our SanTan property decreased by $0.5 million mainly due to accelerated amortization of tenant-related assets recorded in the prior year associated with an early lease termination at the property. The remaining properties’ depreciation expenses were relatively unchanged in comparison to the prior year.
Other Expense (Income)
Interest Expense.
Interest expense increased $2.0 million, or 32%, to $8.3 million for the three months ended June 30, 2023, from $6.3 million for the three months ended June 30, 2022. The increase was primarily attributable to higher amounts drawn and higher interest rates on our floating rate debt.
Net Loss on the Disposition of Real Estate Property.
 During the second quarter of 2023, the Company
consented
to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities in May 2023. For the three months ended June 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million.
Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022
Rental and Other Revenues.
Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues increased $0.3 million, or 0.2%, to $90.6 million for the six months ended June 30, 2023 compared to $90.3 million for the six months ended June 30, 2022. Of the increase, the December 2021 acquisition of Bloc 83, Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, increased revenue by $2.5 million, $1.0 million and $0.4 million, respectively. Higher occupancy at Park Tower, Circle Point, FRP Collection and City Center also increased revenue by $1.5 million, $0.9 million, $0.6 million and $0.4 million, respectively. Offsetting these increases, revenue decreased at SanTan by $2.9 million due to a termination fee recognized in the prior year and lower resulting occupancy in the current period associated with an early tenant departure. In addition, the dispositions of Lake Vista Pointe in June 2022 and 190 Office Center in May 2023 also decreased revenue by $1.9 million and $0.9 million, respectively. Revenue also decreased at Pima Center, Mission City and 5090 by $0.8 million, $0.5 million and $0.5 million, respectively, due to reduced occupancy at the property. The remaining properties’ rental and other revenues were marginally higher in comparison to the prior period.

Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased $1.6 million, or 2%, to $73.5 million for the six months ended June 30, 2023, from $71.9 million for the six months ended June 30, 2022. Of the increase, the December 2021 acquisition of Bloc 83, Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, contributed $1.2 million, $0.9 million and $0.3 million, respectively. In addition, total operating expenses from Park Tower, FRP Collection, City Center and Circle Point increased $0.8 million, $0.4 million, $0.3 million and $0.3 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. General and administrative expenses also increased $0.3 million primarily due to higher payroll and stock-based compensation expense. Offsetting these increases, total operating expenses decreased at SanTan by $1.2 million due to lower occupancy at the property in comparison to the prior year. The dispositions of Lake Vista Pointe in June 2022 and 190 Office Center in May 2023 also decreased total operating expenses by $0.8 million and $0.5 million, respectively. In addition, depreciation and amortization for Mission City and Papago Tech decreased by $0.5 million and $0.4 million, respectively, from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. The remaining properties’ total operating expenses were marginally higher in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised
mainly
of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased $1.7 million, or 5%, to $35.0 million for the six months ended June 30, 2023, from $33.3 million for the six months ended June 30, 2022. Of the increase, the December 2021 acquisition of Bloc 83, Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, contributed $0.5 million, $0.5 million and $0.2 million, respectively. In addition, property operating expenses at Park Tower, FRP Collection, City Center and Mission City increased $0.6 million, $0.3 million, $0.1 million and $0.1 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. Offsetting these increases, the dispositions of Lake Vista Pointe in June 2022 and 190 Office Center in May 2023 decreased property operating expenses by $0.6 million and $
0.4
million, respectively. The remaining properties’ property operating expenses were marginally higher in comparison to the prior period.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and
administrative
expenses increased $0.3 million, or 5%, to $7.4 million for the six months ended June 30, 2023, from $7.1 million reported for the same
period in 2022. General and administrative expenses increased primarily due to higher payroll and stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization decreased $0.4 million, or 1%, to $31.1 million for the six months ended June 30, 2023, from $31.5 million reported for the same period in 2022. Of this decrease, our SanTan property contributed $1.0 million to the decrease mainly due to accelerated amortization of tenant-related assets recorded in the prior year associated with an early lease termination at the property. Also contributing to the decrease, depreciation and amortization for Mission City and Papago Tech decreased by $
0.5
million and $0.4 million, respectively, from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. Offsetting these decreases, Bloc 83, Block 23 and Circle Point incurred higher depreciation and amortization expense of $0.7 million, $0.3 million and $0.3 million, respectively, related to tenanting costs. The remaining properties’ depreciation expenses were relatively unchanged in comparison to the prior year.

Other Expense (Income)
Interest Expense.
Interest expense increased $4.3 million, or 34%, to $16.6 million for the six months ended June 30, 2023, from $12.3 million for the six months ended June 30, 2022. The increase was primarily attributable to higher amounts drawn and higher interest rates on our floating rate debt.
Net Loss/Gain on the Disposition of Real Estate Property.
 During the second quarter of 2023, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities during the quarter. For the six months ended June 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million. In the prior year, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and we signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, we reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal related costs. The Lake Vista Pointe property was sold in June 2022.
Cash Flows
Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022
Cash, cash equivalents and restricted cash were $52.7 million and $69.4 million as of June 30, 2023, and June 30, 2022, respectively.
Cash flow from operating activities.
Net cash provided by operating activities decreased $47.4 million to $27.6 million for the six months ended June 30, 2023, compared to $75.0 million for the same period in 2022. The decrease was primarily attributable to receipts from the sales-type lease related to Lake Vista Pointe for the six months ended June 30, 2022.
Cash flow to investing activities.
Net cash used in investing activities increased $2.6 million to $23.8 million for the six months ended June 30, 2023, compared to $21.2 million for the same period in 2022. The increase in cash used in investing activities was primarily attributable to the reduction of cash on disposition of real estate property related to 190 Office Center for the six months ended June 30, 2023.
Cash flow from financing activities.
Net cash provided by financing activities increased $31.2 million to $4.6 million for the six months ended June 30, 2023, compared to $26.6 million used in financing activities for the same period in 2022. The increase in cash provided by financing activities was primarily attributable to higher net proceeds from borrowings for the six months ended June 30, 2023. Further, the repurchases of common stock for the six months ended June 30, 2022 increased cash used in financing activities in the prior period.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $38.4 million of cash and cash equivalents and $14.3 million of restricted cash as of June 30, 2023.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. As of June 30, 2023, we had approximately $205.7 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the six months ended June 30, 2023.
After considering the effect of the
COVID-19
pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
As of June 30, 2023, the lenders for three of our mortgage borrowings have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. For these three properties, the total restricted cash as of June 30, 2023 was $9.2 million.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of June 30, 2023, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2023	2024-2025	2026-2027	More than 5 years
Principal payments on mortgage loans	$681,690	$43,835	$368,016	$205,719	$64,120
Interest payments (1)	85,845	15,237	52,645	15,880	2,083
Tenant-related commitments	12,013	12,013	—	—	—
Lease obligations	36,653	270	1,555	1,327	33,501

Total	$816,201	$71,355	$422,216	$222,926	$99,704

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at June 30, 2023. Contracted interest on our term loans and part of the Unsecured Credit Facility were calculated based on the interest rate swap rates fixing the SOFR component of the borrowing rates.

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
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The differences between LIBOR and the Secured Overnight Financing Rate (“SOFR”), plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the recommended replacement rate by the Alternative Reference Rates Committee, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. During the first quarter of 2023, our LIBOR-based borrowings and the $50 million interest rate swap were transitioned to SOFR.
We currently consider our interest rate exposure to be moderate because as of June 30, 2023, approximately $616.0 million, or 90.4%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $65.7 million, or 9.6%, had variable interest rates. The $616.0 million fixed rate debt includes a $50 million term loan, a $25 million term loan, and $140 million of the Unsecured Credit Facility against which we have applied interest rate swaps. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $0.7 million increase to our annual interest costs on debt outstanding as of June 30, 2023 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $0.7 million decrease to our annual interest costs on debt outstanding as of June 30, 2023 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2023.

Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of June 30, 2023, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
On August 2, 2023, the Board of Directors approved and adopted the Third Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The amendments address matters relating to Rule
14a-19
under the Exchange Act. Among other things, the Amended and Restated Bylaws:

•
Enhance disclosure and procedural requirements in connection with stockholder nominations of directors, including by (i) requiring any stockholder submitting a director nomination notice to represent as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule
14a-19
under the Exchange Act, (ii) requiring such nominating stockholder to provide reasonable evidence, at the Company’s request, that certain requirements of Rule
14a-19
have been satisfied, (iii) permitting the Company to disregard proxies or votes solicited for such stockholder’s nominees if such stockholder fails to comply with the requirements of Rule
14a-19
and (iv) incorporating other technical changes in light of the universal proxy rules adopted by the SEC;

•
Clarify that a stockholder is permitted to cast a vote by proxy filed in accordance with the procedures established by the Company, if that proxy is (i) executed by such stockholder or its agent in a manner permitted by applicable law, (ii) compliant with Maryland law and the Company’s Amended and Restated Bylaws and (iii) filed in accordance with the procedures established by the Company;

•	Clarify that the Board of Directors of the Company may determine that a meeting of stockholders may be held by means of remote communication;

•	Outline the procedures for announcing the date, time and place of a reconvened meeting of stockholders in the event a meeting of stockholders is adjourned; and

•	Other technical and administrative changes and enhancements, including as related to procedures for meetings of stockholders.

The above description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amended and Restated Bylaws, which is filed as Exhibit 3.2 hereto and incorporated herein reference.
Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Third Amended and Restated Bylaws of City Office REIT, Inc., effective as of August 2, 2023. †

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INLINE XBRL INSTANCE DOCUMENT†

101.SCH	INLINE XBRL SCHEMA DOCUMENT†

101.CAL	INLINE XBRL CALCULATION LINKBASE DOCUMENT†

101.LAB	INLINE XBRL LABELS LINKBASE DOCUMENT†

101.PRE	INLINE XBRL PRESENTATION LINKBASE DOCUMENT†

101.DEF	INLINE XBRL DEFINITION LINKBASE DOCUMENT†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) †

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CITY OFFICE REIT, INC.
Date: August 3, 2023

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 3, 2023

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)