Form 10-Q
period 2023-09-30
City Office REIT, Inc.
filed 2023-11-09
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
 of the Exchange Act).    Yes  ☐
☒
  No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 6, 2023 was 39,938,451
.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended September 30, 2023

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	September 30, 2023	December 31, 2022
Assets
Real estate properties
Land	$193,524	$199,537
Building and improvement	1,192,463	1,215,000
Tenant improvement	150,648	139,365
Furniture, fixtures and equipment	726	689

	1,537,361	1,554,591
Accumulated depreciation	(207,625)	(175,720)

	1,329,736	1,378,871

Cash and cash equivalents	36,738	28,187
Restricted cash	15,553	16,075
Rents receivable, net	51,012	44,429
Deferred leasing costs, net	20,974	21,989
Acquired lease intangible assets, net	47,290	55,438
Other assets	30,869	29,450

Total Assets	$1,532,172	$1,574,439

Liabilities and Equity
Liabilities:
Debt	$670,814	$690,099
Accounts payable and accrued liabilities	37,941	35,753
Deferred rent	7,684	9,147
Tenant rent deposits	7,208	7,040
Acquired lease intangible liabilities, net	8,079	9,150
Other liabilities	15,992	20,076

Total Liabilities	747,718	771,265

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of September 30, 2023 and December 31, 2022	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,938,451 and 39,718,767 shares issued and outstanding as of September 30, 2023 and December 31, 2022	399	397
Additional paid-in capital	437,800	436,161
Retained earnings	229,770	251,542
Accumulated other comprehensive income	4,153	2,731

Total Stockholders’ Equity	784,122	802,831
Non-controlling interests in properties	332	343

Total Equity	784,454	803,174

Total Liabilities and Equity	$1,532,172	$1,574,439

Subsequent Events (Note 11)
The accompanying notes are an integral part
of
these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental and other revenues	$44,214	$45,522	$134,775	$135,871

Operating expenses:
Property operating expenses	17,644	17,412	52,610	50,736
General an d a dministrative	3,531	3,506	10,963	10,575
Depreciation and amortization	14,723	15,555	45,795	47,072

Total operating expenses	35,898	36,473	109,368	108,383

Operating income	8,316	9,049	25,407	27,488
Interest expense:
Contractual interest expense	(7,853)	(6,582)	(23,807)	(18,311)
Amortization of deferred financing costs and debt fair value	(333)	(303)	(979)	(917)

	(8,186)	(6,885)	(24,786)	(19,228)
Net (loss)/gain on disposition of real estate property	—	—	(134)	21,658

Net income	130	2,164	487	29,918
Less:
Net income attributable to non-controlling interests in properties	(173)	(175)	(506)	(510)

Net (loss)/income attributable to the Company	(43)	1,989	(19)	29,408
Preferred sto ck distributions	(1,855)	(1,855)	(5,565)	(5,565)

Net (loss)/income attributable to common stockholders	$(1,898)	$134	$(5,584)	$23,843

Net (loss)/income per common share:
Basic	$(0.05)	$0.00	$(0.14)	$0.56

Diluted	$(0.05)	$0.00	$(0.14)	$0.55

Weighted average co mmon shares outstanding:
Basic	39,938	41,351	39,917	42,838

Diluted	39,938	42,125	39,917	43,663

Dividend distributions declared per common share	$0.10	$0.20	$0.40	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$130	$2,164	$487	$29,918
Other comprehensive income:
Unrealized cash flow hedge gain	1,447	1,055	3,732	3,119
Amounts reclassified to interest expense	(1,019)	(121)	(2,309)	82

Other comprehensive income	428	934	1,423	3,201

Comprehensive income	558	3,098	1,910	33,119
Less:
Comprehensive income attributable to non-controlling interests in properties	(174)	(175)	(507)	(510)

Comprehensive income attributable to the Company	$384	$2,923	$1,403	$32,609

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174
Restricted stock award grants and vesting	—	—	220	2	(535)	(85)	—	(618)	—	(618)
Common stock dividend distribution declared	—	—	—	—	—	(7,988)	—	(7,988)	—	(7,988)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	110	110
Distributions	—	—	—	—	—	—	—	—	(235)	(235)
Net income	—	—	—	—	—	704	—	704	169	873
Other comprehensive loss	—	—	—	—	—	—	(1,942)	(1,942)	—	(1,942)

Balance—March 31, 2023	4,480	$112,000	39,938	$399	$435,626	$242,318	$789	$791,132	$387	$791,519

Restricted stock award grants and vesting	—	—	—	—	1,107	(84)	—	1,023	—	1,023
Common stock dividend distribution declared	—	—	—	—	—	(3,994)	—	(3,994)	—	(3,994)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(226)	(226)
Net (loss)/income	—	—	—	—	—	(680)	—	(680)	164	(516)
Other comprehensive income	—	—	—	—	—	—	2,937	2,937	—	2,937

Balance—June 30, 2023	4,480	$112,000	39,938	$399	$436,733	$235,705	$3,726	$788,563	$325	$788,888

Restricted stock award grants and vesting	—	—	—	—	1,067	(43)	—	1,024	—	1,024
Common stock dividend distribution declared	—	—	—	—	—	(3,994)	—	(3,994)	—	(3,994)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(167)	(167)
Net (loss)/income	—	—	—	—	—	(43)	—	(43)	173	130
Other comprehensive income	—	—	—	—	—	—	427	427	1	428

Balance—September 30, 2023	4,480	$112,000	39,938	$399	$437,800	$229,770	$4,153	$784,122	$332	$784,454

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595
Restricted stock award grants and vesting	—	—	—	—	972	(68)	—	904	—	904
Common stock dividend distribution declared	—	—	—	—	—	(8,711)	—	(8,711)	—	(8,711)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	—	—	—	(254)	(254)
Net income	—	—	—	—	—	24,520	—	24,520	171	24,691
Other comprehensive income	—	—	—	—	—	—	1,754	1,754	—	1,754

Balance—March 31, 2022	4,480	$112,000	43,554	$435	$483,033	$289,388	$1,372	$886,228	$899	$887,127

Restricted stock award grants and vesting	—	—	171	2	1,020	(117)	—	905	—	905
Common stock repurchased	—	—	(395)	(4)	(4,996)	—	—	(5,000)	—	(5,000)
Common stock dividend distribution declared	—	—	—	—	—	(8,580)	—	(8,580)	—	(8,580)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(180)	(180)
Net income	—	—	—	—	—	2,899	—	2,899	164	3,063
Other comprehensive income	—	—	—	—	—	—	513	513	—	513

Balance—June 30, 2022	4,480	$112,000	43,330	$433	$479,057	$281,735	$1,885	$875,110	$883	$875,993

Restricted stock award grants and vesting	—	—	—	—	1,075	(83)	—	992	—	992
Common stock repurchased	—	—	(3,612)	(36)	(45,046)	—	—	(45,082)	—	(45,082)
Common stock dividend distribution declared	—	—	—	—	—	(7,943)	—	(7,943)	—	(7,943)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	27	27
Distributions	—	—	—	—	—	—	—	—	(894)	(894)
Net income	—	—	—	—	—	1,989	—	1,989	175	2,164
Other comprehensive income	—	—	—	—	—	—	934	934	—	934

Balance—September 30, 2022	4,480	$112,000	39,718	$397	$435,086	$273,843	$2,819	$824,145	$191	$824,336

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$487	$29,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,795	47,072
Amortization of deferred financing costs and debt fair value	979	917
Amortization of above and below market leases	68	70
Straight-line rent/expense	(6,402)	(6,697)
Non-cash stock compensation	3,071	2,887
Receipts from sales-type lease	—	43,549
Net loss/(gain) on disposition of real estate property	134	(21,658)
Changes in non-cash working capital:
Rents receivable, net	172	(3,895)
Other assets	(744)	(158)
Accounts payable and accrued liabilities	5,705	6,977
Deferred rent	(1,304)	(2,679)
Tenant rent deposits	208	849

Net Cash Provided By Operating Activities	48,169	97,152

Cash Flows to Investing Activities:
Additions to real estate properties	(23,338)	(28,533)
Reduction of cash on disposition of real estate property	(4,051)	—
Deferred leasing costs	(3,474)	(7,698)

Net Cash Used In Investing Activities	(30,863)	(36,231)

Cash Flows to Financing Activities:
Debt issuance and extinguishment costs	(737)	—
Proceeds from borrowings	35,000	82,000
Repayment of borrowings	(15,889)	(60,472)
Dividend distributions paid to stockholders	(25,490)	(31,567)
Repurchases of common stock	—	(50,082)
Distributions to non-controlling interests in properties	(628)	(1,328)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,643)	(87)
Contributions from non-controlling interests in properties	110	30

Net Cash Used In Financing Activities	(9,277)	(61,506)

Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	8,029	(585)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	44,262	42,266

Cash, Cash Equivalents and Restricted Cash, End of Period	$52,291	$41,681

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	36,738	22,012
Restricted Cash, End of Period	15,553	19,669

Cash, Cash Equivalents and Restricted Cash, End of Period	$52,291	$41,681

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,586	$16,660
Purchase of additions in real estate properties included in accounts payable	$10,707	$10,568
Purchase of deferred leasing costs included in accounts payable	$919	$1,904
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
Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU
2022-06”).
ASU
2022-06
amends the date the guidance will be available to December 31, 2024. The new standard applies prospectively to contract modifications and hedging relationships and may be elected over time as reference rate reform activities occur. During the first quarter of 2023, the Company transitioned its LIBOR-based contracts to SOFR and elected to apply the practical expedients to modifications of qualifying debt contracts and hedging relationships as continuations of the existing contracts, rather than as new contracts. Application of the hedge accounting expedients preserves the presentation of derivatives consistent with past presentation and does not result in dedesignation of hedging relationships. Applying the e xp
edients did not have a material impact on the con
so
lidated financial statements. The Company has no remaining LIBOR-based contracts.
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
Based on its analysis, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of May 15, 2023. The Company deconsolidated the net carrying value of real estate assets of $35.7 million, the mortgage loan of $38.6 million, cash and restricted cash of $4.0 million and net current liabilities of $1.0 million. For the nine months ended September 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million, which has been included within net loss/gain on disposition of real estate property on the Company’s condensed consolidated statement of operations and statement of cash flows.
Lake Vista Pointe
During the first quarter of 2022, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and the Company signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, the Company reassessed the classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal-related costs. On June 15, 2022, the Company sold the Lake Vista Pointe property in Dallas, Texas for a gross sales price of $43.8 million.

4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of September 30, 2023 and December 31, 2022 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
September 30, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,786	$76,624	$33,288	$128,698	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(10,200)	(52,519)	(18,689)	(81,408)	6,972	55	7,027

	$8,586	$24,105	$14,599	$47,290	$(7,996)	$(83)	$(8,079)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,793	$78,720	$34,123	$131,636	$(15,682)	$(138)	$(15,820)
Accumulated amortization	(9,069)	(49,772)	(17,357)	(76,198)	6,618	52	6,670

	$9,724	$28,948	$16,766	$55,438	$(9,064)	$(86)	$(9,150)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2023	$2,005
2024	6,687
2025	6,517
2026	6,204
2027	5,217
Thereafter	12,581

$39,211

5. Debt
On January 5, 2023, the Company transitioned the borrowing rate of its unsecured credit facility (the “Unsecured Credit Facility”) and $50 million term loan from LIBOR to daily-simple SOFR. The Company applied the practical expedients available under the reference rate reform guidance and accounted for the modifications as continuations of the existing contracts.
The following table summarizes the indebtedness as of September 30, 2023 and December 31, 2022 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 6:

Property	September 30, 2023	December 31, 2022	Interest Rate as of September 30, 2023		Maturity
Unsecured Credit Facility (2)(4)	$200,000	$200,500	SOFR +1.50	% (1)(2)	November 2025
Term Loan (3)	50,000	50,000	SOFR +1.35	% (1)(3)	September 2024
Term Loan (4)	25,000	—	6.00	% (4)	January 2026
Mission City	46,213	46,859	3.78%		November 2027
Canyon Park (5)	39,120	39,673	4.30%		March 2027
Circle Point	38,955	39,440	4.49%		September 2028
SanTan (6)	31,678	32,140	4.56%		March 2027
Intellicenter	30,840	31,297	4.65%		October 2025
The Quad	30,557	30,600	4.20%		September 2028
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection (7)	26,238	26,784	7.05	% (7)	August 2028

Property	September 30, 2023	December 31, 2022	Interest Rate as of September 30, 2023		Maturity
Greenwood Blvd	20,993	21,396	3.15%		December 2025
Cascade Station (8)	20,889	21,192	4.55%		May 2024
5090 N. 40th St	20,481	20,810	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
Central Fairwinds	15,939	16,273	3.15%		June 2024
FRP Ingenuity Drive (9)	15,938	16,165	4.44%		December 2024
Carillon Point (7)	14,473	14,773	7.05	% (7)	August 2028
190 Office Center (10)	—	38,894	4.79%		October 2025

Total Principal	674,314	693,796
Deferred financing costs, net	(3,584)	(3,887)
Unamortized fair value adjustments	84	190

Total	$670,814	$690,099

(1)	As of September 30, 2023, the daily-simple SOFR rate was 5.31%.
(2)
Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of September 30, 2023, the Unsecured Credit Facility had $200.0 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(3)
Borrowings under the $50 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 225 basis points depending upon the Company’s consolidated leverage ratio. The SOFR component of the borrowing rate is effectively fixed by a $50 million interest rate swap at 1.17%.

(4)
On January 5, 2023, the Company entered into a second amendment to its
amended and restated credit agreement
,

dated
November 16, 2021 (as amended, the “Amended and Restated Credit Agreement”) for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. Borrowings under the $25 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 210 basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $25 million, effectively fixing the SOFR component of the borrowing rate of the term loan at 3.90%.

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

(6)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of September 30, 2023, the DSCR and debt yield covenants were still not met. As of September 30, 2023, total restricted cash for the property was $4.6 million.

(7)
On August 16, 2023, the Company entered into two amended and restated loan agreements for FRP Collection and Carillon Point, which among other things, extended the term for an additional five years and amended the interest rates from fixed to floating. The loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 275 basis points. In conjunction with the amended and restated loan agreements, the Company also entered into two five-year interest rate swap agreements, effectively fixing the SOFR component of the borrowing rate of the loans at 4.30%.

(8)
In the first quarter of 2023, a ‘cash-sweep period’ began for the Cascade Station loan due to the non-renewal
of a major tenant’s leased space in the building. As of September 30, 2023, total restricted cash for the property was $1.9 million.

(9)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of September 30, 2023, the DSCR was still not met. As of September 30, 2023 and December 31, 2022, total restricted cash for the property was $3.2 million and $2.6 million, respectively.

(10)
In the second quarter of 2023, the
non-recourse
debt associated with the 190 Office Center property was deconsolidated as a result of the appointment of a receiver to assume possession and control of the property. The loan balance as of the date of deconsolidation was $38.6 million.

The scheduled principal repayments of debt as of September 30, 2023 are as follows (in thousands):

2023	$1,614
2024	108,354
2025	255,247
2026	30,137
2027	177,076
Thereafter	101,886

$674,314

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
In January 2023, the Company amended the $50.0
million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
1.17
% for the five-year term.
In January 2023, the Company entered into an interest rate swap for a notional amount of $25.0 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
3.90
% for the three-year term.
In February 2023, the Company entered into an interest rate swap for a notional amount of $140.0 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
4.19
% for the three-year term.
In August 2023, the Company entered into an interest rate swap at FRP Collection for an initial notional amount of $
26.3
million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
4.30
% for the five-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.
In August 2023, the Company entered into an interest rate swap at Carillon Point for an initial notional amount of $
14.5
million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
4.30
% for the five-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.
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
The following table summarizes the Company’s derivative financial instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	Notional Value September 30, 2023	Effective Date	Maturity Date	Fair Value Assets/(Liabilities)
				September 30, 2023	December 31, 2022
Interest Rate Swap	$50,000	September 2019	September 2024	$1,896	$2,731
Interest Rate Swap	25,000	January 2023	January 2026	464	—
Interest Rate Swap	140,000	March 2023	November 2025	1,779	—
Interest Rate Swap	26,238	August 2023	August 2028	10	—
Interest Rate Swap	14,473	August 2023	August 2028	5	—

	$255,711			$4,154	$2,731

For the nine months ended September 30, 2023, approximately $2.3 million of realized gains were reclassified to interest expense due to payments received from the swap counterparty. For the nine months ended September 30, 2022, approximately $0.1 million of realized losses were reclassified to interest expense due to payments made to or received from
the swap counterparty.
Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $335.8 million and $420.7 million (compared to a carrying value of $358.6 million and $443.3 million) as of September 30, 2023, and December 31, 2022, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
7. Related Party Transactions
Administrative Services Agreement
For the nine months ended September 30, 2023 and 2022, the Company earned $0.4 million and $0.4 million, respectively, in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.
8. Leases
Lessor Accounting
The Company is focused on acquiring, owning and operating high-quality office properties for lease to a stable and diverse tenant base. The Company’s properties have both full-service gross and net leases which are generally classified as operating leases. Rental income related to such leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments, which principally consist of
tenant expense reimbursements for certain property operating expenses as provided under the lease.
The Company recognized fixed and variable lease payments for operating leases for the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed payments	$37,081	$39,117	$113,565	$115,746
Variable payments	6,933	6,067	20,418	18,687

	$44,014	$45,184	$133,983	$134,433

The Company ceased recognizing rental lease income with respect to the 190 Office Center property on the deconsolidation of the entity on May 15, 2023 (refer to Note 3).
The Company recognized interest income of $0.6 million and variable lease payments of $0.2 million for the sales-type lease at the Lake Vista Pointe property for the nine months ended September 30, 2022.

Future minimum lease payments to be received by the Company as of September 30, 2023 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2023	$31,440
2024	127,439
2025	116,777
2026	106,362
2027	89,459
Thereafter	243,310

$714,787

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of September 30, 2023, these leases had remaining terms of three to 65 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet as follows (in thousands):

	September 30, 2023	December 31, 2022
Right-of-use asset – operating leases	$12,642	$12,935
Lease liability – operating leases	$8,613	$8,802
Right-of-use asset – financing leases	$9,877	$10,054
Lease liability – financing leases	$1,531	$1,475
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
Operating lease expense for the three and nine months ended September 30, 2023 was $0.2 million and $0.7 million, respectively. Operating lease expense for the three and nine months ended September 30, 2022 was $0.3 million and $0.8 million, respectively. Financing lease expense for the three and nine months ended September 30, 2023 was $0.1 million and $0.3 million, respectively. Financing lease expense for the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of September 30, 2023 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2023	$74	$2
2024	770	7
2025	770	8
2026	724	8
2027	587	8
Thereafter	26,563	6,938

Total future minimum lease payments	29,488	6,971
Discount	(20,875)	(5,440)

Total	$8,613	$1,531

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2023, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
10. Stockholders’ Equity
Share Repurchase Plan
On March 9, 2020, the Company’s Board of Directors (the “Board of Directors”) approved a share repurchase plan authorizing the Company to repurchase up to $100 million of its outstanding shares of common stock. In July 2020, the Company completed the full March 2020 share repurchase plan. On August 5, 2020, the Board of Directors approved an additional share repurchase plan authorizing the Company to repurchase up to an additional aggregate amount of $50 million of its outstanding shares of common stock. In September 2022, the Company completed the full August 2020 share repurchase plan. On May 4, 2023, the Board of Directors approved an additional share repurchase plan (“Repurchase Program”) authorizing the Company to repurchase up to $50 million
o
f its outstanding shares of common stock or Series A Preferred Stock. Under the share repurchase programs, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.
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
2023
. During the nine months ended September 30, 2022, the Company completed the repurchase of
4,006,897
shares of its common stock for approximately $
50.0
 million.
Common Stock and Common Unit Distributions
On September 15, 2023, the Board of Directors approved and the Company declared a cash dividend distribution of $0.10 per common share for the quarterly period ended September 30, 2023. The dividend was paid subsequent to quarter end on October 24, 2023 to common stockholders and common unitholders of record as of the close of business on October 10, 2023, resulting in an aggregate payment of $4.0 million.
Preferred Stock Distributions
On September 15, 2023, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended September 30, 2023. The dividend was paid subsequent to quarter end on October 24, 2023 to the holders of record of Series A Preferred Stock as of the close of business on October 10, 2023.
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

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and nine months ended September 30, 2023:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	9,485	—
Vested	(216,520)	(97,500)

Outstanding at March 31, 2023	419,307	424,888
Issuance of dividend equivalents	14,356	—

Outstanding at June 30, 2023	433,663	424,888
Issuance of dividend equivalents	7,844	—

Outstanding at September 30, 2023	441,507	424,888
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and nine months ended September 30, 2022:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	3,902	—

Outstanding at March 31, 2022	584,047	307,500
Issuance of dividend equivalents	7,451	—
Vested	(177,812)	—

Outstanding at June 30, 2022	413,686	307,500
Issuance of dividend equivalents	6,185	—

Outstanding at September 30, 2022	419,871	307,500
During the nine months ended September 30, 2023 and September 30, 2022, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain
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
During the three months ended September 30, 2023 and September 30, 2022, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2023	$633	$391	$1,024
2022	652	340	992
During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2023	$1,910	$1,161	$3,071
2022	1,902	985	2,887
11. Subsequent Events
Subsequent to September 30, 2023, WeWork Inc. (“WeWork”), announced that it has filed for bankruptcy protection. The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately 177,000 square feet with subsidiaries of WeWork at three of the Company’s properties. As of September 30, 2023, the Company ha
d
straight-line rent receivable balances of $0.3 million, $0.4 million and $0.8 million at Block 23, The Terraces and Bloc 83, respectively, tenant improvement balances of $0.3 million, $1.6 million and $0.9 million at Block 23, The Terraces and Bloc 83, respectively, and acquired lease intangible asset balances of $2.6 million, $3.2 million and $5.6 million at Block 23, The Terraces and Bloc 83, respectively, related to leases with subsidiaries of WeWork. The Company has and will continue to assess what it believes will be the likelihood of each of the three leases being rejected in the bankruptcy proceedings as of each reporting period. If the Company believes rejection is probable in a subsequent reporting period, the Company will write off the applicable straight-line rent receivable balance to rental and other revenues in the statement of operations in the period. The Company will further assess the remaining tenant improvement and acquired lease intangible asset balances to determine if a write off is required, which would be recorded partially to rental and other revenues and partially to depreciation and amortization expense in the statement of operations.

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
Cautionary Statement Regarding Forward-Looking Statements

This Report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	increased interest rates, any resulting increase in financing or operating costs, the impact of inflation and a stall in economic growth or an economic recession;

•	changes in local, regional, national and international economic conditions, including as a result of the coronavirus disease (“COVID-19”) pandemic or any future epidemics or pandemics;

•	the extent to which “work from home” and hybrid work policies continue as a result of the COVID-19 pandemic or any future epidemics or pandemics;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	our dependence upon significant tenants, bankruptcy or insolvency of a major tenant or a significant number of small tenants or borrowers, or defaults on or non-renewal of leases by tenants;

•
demand for and market acceptance of our properties for rental purposes, including as a result of near-term market fluctuations or long-term trends that result in an overall decrease in the demand for office space;

•	decreased rental rates or increased vacancy rates, including as a result of the COVID-19 pandemic or any future epidemics or pandemics;

•	our failure to obtain necessary financing or access the capital markets on favorable terms or at all;

•	changes in the availability of acquisition opportunities;

•	availability of qualified personnel;

•	our inability to successfully complete real estate acquisitions or dispositions on the terms and timing we expect, or at all;

•	our failure to successfully operate acquired properties and operations;

•	changes in our business, financing or investment strategy or the markets in which we operate;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	environmental uncertainties and risks related to adverse weather conditions and natural disasters;

•	our failure to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements;

•	outcome of claims and litigation involving or affecting us;

•	financial market fluctuations;

•	changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and

•
other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2022 under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-Q and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or other public filings with the SEC.

The forward-looking statements contained in this Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2022 under the heading “Risk Factors” and elsewhere in this Form 10-Q and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or other public filings with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
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
Revenue Base
As of September 30, 2023, we owned 24 properties comprised of 58 office buildings with a total of approximately 5.7 million square feet of net rentable area (“NRA”). As of September 30, 2023, our properties were approximately 85.4% leased.

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
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
Economic conditions in the U.S. and globally continue to be volatile, primarily due to the impacts of inflation. As inflation continued to reach new highs, a chain reaction of events was set off, beginning with the U.S. Federal Reserve taking severe tightening measures, interest rates rising across the yield curve, volatility and losses in the public equity and debt markets and concerns that the U.S. economy may experience a recession. The banking and lending sector in particular has been impacted by the interest rate environment. This evolving operating environment impacts our operating activities as:

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
Despite the challenging economic environment, there is increasing evidence that many businesses have or will tighten up in-person
work policies as economic conditions worsen. Many of these companies increased their workforce during the pandemic without increasing their available space. We expect these factors will help offset, at least partially, the headwinds to office space demand.
COVID-19
Our business has been and will likely continue to be impacted by the
COVID-19
pandemic. In addition, our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends as a result of the
COVID-19
pandemic. While the usage of our assets in the third quarter of 2023 was still lower than pre-pandemic
levels, usage has been increasing year over year. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
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
Business and Strategy
We focus on owning and acquiring office properties in our footprint of growth markets predominantly in the Sun Belt. Our markets generally possess growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, generally lower-cost centers for business operations and a high quality of life. We believe these characteristics have made our markets desirable, as evidenced by domestic net migration generally towards our geographic footprint. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate property and leasing managers to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation.
Rental Revenue and Tenant Recoveries
The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of rising interest rates and the increasing likelihood of a U.S. recession, that impair our ability to renew or re-let
space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.
The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately 177,000 square feet with subsidiaries of WeWork Inc. (“WeWork”) at three of the Company’s properties. These three WeWork leases comprised $6.7 million of the Company’s rental and other revenues in the accompanying statements of operations for the nine months ended September 30, 2023. As of September 30, 2023, the Company had straight-line rent receivable balances of $0.3 million, $0.4 million and $0.8 million at Block 23, The Terraces and Bloc 83, respectively, tenant improvement balances of $0.3 million, $1.6 million and $0.9 million at Block 23, The Terraces and Bloc 83, respectively, and acquired lease intangible asset balances of $2.6 million, $3.2 million and $5.6 million at Block 23, The Terraces and Bloc 83, respectively, related to leases with subsidiaries of WeWork. The Company understands that WeWork is currently operating at all three locations, and WeWork is current on its October 2023 rental payments at all three locations.

Our Properties
As of September 30, 2023, we owned 24 properties comprised of 58 office buildings with a total of approximately 5.7 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of September 30, 2023.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (26.7% of NRA)	Block 23	100.0%	307	94.5%	$30.20	$32.49	$8,760
	Pima Center	100.0%	272	52.1%	$29.71	$29.71	$4,205
	SanTan	100.0%	267	47.0%	$32.04	$32.04	$4,016
	5090 N. 40 th St	100.0%	175	69.9%	$34.38	$34.38	$4,210
	Camelback Square	100.0%	172	85.9%	$34.57	$34.57	$5,119
	The Quad	100.0%	163	87.1%	$33.31	$33.67	$4,728
	Papago Tech	100.0%	163	67.8%	$25.67	$25.67	$2,834
Tampa, FL (18.5%)	Park Tower	94.8%	480	90.1%	$28.39	$28.39	$12,293
	City Center	95.0%	244	88.4%	$30.29	$30.29	$6,530
	Intellicenter	100.0%	204	100.0%	$26.21	$26.21	$5,333
	Carillon Point	100.0%	124	100.0%	$30.82	$30.82	$3,828
Denver, CO (14.1%)	Denver Tech	100.0%	381	85.6%	$24.63	$29.08	$7,839
	Circle Point	100.0%	272	90.6%	$20.05	$34.92	$4,942
	Superior Pointe	100.0%	152	71.7%	$18.62	$31.62	$2,033
Orlando, FL (12.7%)	Florida Research Park	96.6%	397	87.2%	$26.08	$27.85	$8,925
	Central Fairwinds	97.0%	168	90.7%	$28.56	$28.56	$4,357
	Greenwood Blvd	100.0%	155	100.0%	$24.75	$24.75	$3,837
Raleigh, NC (8.7%)	Bloc 83	100.0%	495	86.0%	$38.35	$38.62	$16,323
Portland, OR (5.8%)	AmberGlen	76.0%	203	100.0%	$23.97	$27.17	$4,877
	Cascade Station	100.0%	128	100.0%	$29.74	$31.65	$3,808
Dallas, TX (5.0%)	The Terraces	100.0%	173	100.0%	$39.34	$59.34	$6,792
	2525 McKinnon	100.0%	111	97.8%	$30.82	$51.82	$3,359
San Diego, CA (4.9%)	Mission City	100.0%	281	80.9%	$39.77	$39.77	$9,047
Seattle, WA (3.6%)	Canyon Park	100.0%	207	100.0%	$23.86	$29.86	$4,934

Total / Weighted Average – September 30, 2023 (3)			5,694	85.4%	$29.44	$32.70	$142,929

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2023 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our Sun Belt cities to continue, there is no way for us to predict whether these trends will continue, especially in light of inflation and rising interest rates as well as potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the
COVID-19
pandemic will have on the short- and long-term demand for office space in our markets.
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
Results of Operations
Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022
Rental and Other Revenues.
Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $1.3 million, or 3%, to $44.2 million for the three months ended September 30, 2023 compared to $45.5 million for the three months ended September 30, 2022. Revenue decreased at SanTan by $0.9 million due to a termination fee recognized in the prior year and lower resulting occupancy in the current period associated with an early tenant departure. In addition, the disposition of 190 Office Center in May 2023 reduced revenue by $1.7 million. Revenue also decreased at Mission City and 5090 by $0.4 million and $0.3 million, respectively, due to lower occupancy at the properties compared to the prior year. Offsetting these decreases, the December 2021 acquisition of Block 23, The Terraces and Bloc 83, which were undergoing first generation lease-up
in 2022, increased revenue by $0.4 million, $0.2 million and $0.1 million, respectively. In addition, higher occupancy at Park Tower, Circle Point, City Center and FRP Collection increased revenue by $0.4 million, $0.4 million, $0.2 million and $0.2 million, respectively. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased $0.6 million, or 2%, to $35.9 million for the three months ended September 30, 2023, from $36.5 million for the three months ended September 30, 2022. The disposition of 190 Office Center in May 2023 decreased total operating expenses by $1.4 million. Offsetting the decrease, the December 2021 acquisition of Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, increased total operating expenses by $0.2 million and $0.1 million, respectively. In addition, total operating expenses at Park Tower and City Center increased $0.3 million and $0.2 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. The remaining properties’ total operating expenses were relatively unchanged in comparison to the prior period.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased $0.2 million, or 1%, to $17.6 million for the three months ended September 30, 2023, from $17.4 million for the three months ended September 30, 2022. Of the increase, the December 2021 acquisition of Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, contributed $0.2 million and $0.1 million, respectively. In addition, property operating expenses at Park Tower increased $0.2 million, due to higher operating costs associated with higher occupancy over the prior year. Offsetting these increases, the disposition of 190 Office Center in May 2023 decreased property operating expenses by $0.9 million. The remaining properties’ property operating expenses were $0.6 million higher in comparison to the prior period, primarily due to inflation.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses were unchanged at $3.5 million for the three months ended September 30, 2023, from $3.5 million reported in the prior period.
Depreciation and Amortization.
Depreciation and amortization decreased $0.9 million, or 5%, to $14.7 million for the three months ended September 30, 2023, from $15.6 million reported for the same period in 2022. Of this decrease, the disposition of 190 Office Center in May 2023 decreased depreciation and amortization expense by $0.5 million. In addition, our SanTan property contributed $0.3 million to the decrease, primarily due to accelerated amortization of tenant-related assets recorded in the prior year associated with an early lease termination at the property. Depreciation and amortization expense at The Quad decreased by $0.2 million from the prior period as the amortization expense associated with leases in place was fully amortized in early 2023. Offsetting these decreases, depreciation and amortization expense at our Circle Point property increased by $0.1 million due to increased depreciation for tenant-related assets. The remaining properties’ depreciation expenses were relatively unchanged in comparison to the prior year.
Other Expense (Income)
Interest Expense.
Interest expense increased $1.3 million, or 19%, to $8.2 million for the three months ended September 30, 2023, from $6.9 million for the three months ended September 30, 2022. The increase was primarily attributable to higher amounts drawn and higher interest rates on our floating rate debt.
Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022
Rental and Other Revenues.
Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $1.1 million, or 1%, to $134.8 million for the nine months ended September 30, 2023 compared to $135.9 million for the nine months ended September 30, 2022. Revenue decreased at SanTan by $3.8 million due to a termination fee recognized in the prior year and lower resulting occupancy in the current period associated with an early tenant departure. In addition, the dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 reduced revenue by $2.6 million and $1.9 million, respectively. Revenue also decreased at Mission City and 5090 by $0.9 million and $0.8 million, respectively, due to lower occupancy at the properties compared to the prior year. Offsetting these decreases, the December 2021 acquisition of Bloc 83, Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, increased revenue by $2.6 million, $1.4 million and $0.6 million, respectively. In addition, higher occupancy at Park Tower, Circle Point, FRP Collection and City Center increased revenue by $1.9 million, $1.3 million, $0.8 million and $0.6 million, respectively. The remaining properties’ rental and other revenues were marginally lower in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased $1.0 million, or 1%, to $109.4 million for the nine months ended September 30, 2023, from $108.4 million for the nine months ended September 30, 2022. Of the increase, the December 2021 acquisition of Bloc 83, Block 23 and The Terraces, which were undergoing first generation lease-up
in 2022, contributed $1.2 million, $1.0 million and $0.4 million, respectively. In addition, total operating expenses at Park Tower, FRP Collection, City Center and Circle Point increased $1.1 million, $0.5 million, $0.5 million and $0.4 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. General and administrative expenses also increased $0.4 million, primarily due to higher payroll and stock-based compensation expense. Offsetting these increases, total operating expenses decreased at SanTan by $1.5 million due to lower occupancy at the property in comparison to the prior year. The dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 also decreased total operating expenses by $1.9 million and $0.8 million, respectively. In addition, total operating expenses at Mission City decreased by $0.4 million from the prior period mainly due to amortization expense associated with acquired lease intangible assets that has now been fully amortized. The remaining properties’ total operating expenses were relatively unchanged in comparison to the prior period.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased $1.9 million, or 4%, to $52.6 million for the nine months ended September 30, 2023, from $50.7 million for the nine months ended September 30, 2022. Of the increase, the December 2021 acquisition of Block 23, Bloc 83 and The Terraces, which were undergoing first generation lease-up
in 2022, contributed $0.7 million, $0.5 million and $0.3 million, respectively. In addition, property operating expenses at Park Tower, FRP Collection and City Center increased $0.8 million, $0.3 million and $0.3 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. Offsetting these increases, the dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 decreased property operating expenses by $1.3 million and $0.6 million, respectively. The remaining properties’ property operating expenses were $0.9 million higher in comparison to the prior period, primarily due to inflation.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.4 million, or 4%, to $11.0 million for the nine months ended September 30, 2023, from $10.6 million reported for the same period in 2022. General and administrative expenses increased primarily due to higher payroll and stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization decreased $1.3 million, or 3%, to $45.8 million for the nine months ended September 30, 2023, from $47.1 million reported for the same period in 2022. Of this decrease, our SanTan property contributed $1.4 million to the decrease mainly due to accelerated amortization of tenant-related assets recorded in the prior year associated with an early lease termination at the property. In addition, the disposition of 190 Office Center in May 2023 decreased depreciation and amortization expense by $0.6 million. Also contributing to the decrease, depreciation and amortization at Mission City and Papago Tech decreased by $0.6 million and $0.4 million, respectively, from the prior period as the amortization expense associated with acquired lease intangible assets has now been fully amortized. Offsetting these decreases, Bloc 83, Circle Point and Block 23 incurred higher depreciation and amortization expense of $0.7 million, $0.4 million and $0.3 million, respectively, related to tenanting costs. The remaining properties’ depreciation expenses were marginally higher in comparison to the prior year.
Other Expense (Income)
Interest Expense.
Interest expense increased $5.6 million, or 29%, to $24.8 million for the nine months ended September 30, 2023, from $19.2 million for the nine months ended September 30, 2022. The increase was primarily attributable to higher amounts drawn and higher interest rates on our floating rate debt.
Net Loss/Gain on the Disposition of Real Estate Property.
 During the second quarter of 2023, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities during the quarter. For the nine months ended September 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million. In the prior year, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and we signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, we reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal related costs. The Lake Vista Pointe property was sold in June 2022.

Cash Flows
Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022
Cash, cash equivalents and restricted cash were $52.3 million and $41.7 million as of September 30, 2023 and September 30, 2022, respectively.
Cash flow from operating activities.
Net cash provided by operating activities decreased $49.0 million to $48.2 million for the nine months ended September 30, 2023, compared to $97.2 million for the same period in 2022. The decrease was primarily attributable to receipts from the sales-type lease related to Lake Vista Pointe for the nine months ended September 30, 2022.
Cash flow to investing activities.
Net cash used in investing activities decreased $5.3 million to $30.9 million for the nine months ended September 30, 2023, compared to $36.2 million for the same period in 2022. The decrease in cash used in investing activities was primarily attributable to reductions in cash spent on additions to real estate properties and deferred leasing costs in the current year. This decrease was partially offset by an increase in cash used in investing activities attributable to the reduction of cash on disposition of real estate property related to 190 Office Center for the nine months ended September 30, 2023.
Cash flow to financing activities.
Net cash used in financing activities decreased $52.2 million to $9.3 million for the nine months ended September 30, 2023, compared to $61.5 million for the same period in 2022. The decrease in cash used in financing activities was primarily attributable to higher repurchases of common stock for the nine months ended September 30, 2022.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $36.7 million of cash and cash equivalents and $15.6 million of restricted cash as of September 30, 2023.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. As of September 30, 2023, we had approximately $200.0 million outstanding under our Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
On August 16, 2023, the Company entered into two amended and restated loan agreements for FRP Collection and Carillon Point, which among other things, extended the term for an additional five years and amended the interest rates from fixed to floating. The loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 275 basis points. In conjunction with the amended and restated loan agreements, the Company also entered into two five-year interest rate swap agreements, effectively fixing the SOFR component of the borrowing rate of the loans at 4.30%.

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the nine months ended September 30, 2023.
After considering the effect of the
COVID-19
pandemic on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
As of September 30, 2023, the lenders for three of our mortgage borrowings have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. For these three properties, the total restricted cash as of September 30, 2023 was $9.7 million.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of September 30, 2023, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2023	2024-2025	2026-2027	More than 5 years
Principal payments on mortgage loans	$674,314	$1,614	$363,601	$207,213	$101,886
Interest payments (1)	91,713	8,146	58,291	21,393	3,883
Tenant-related commitments	10,470	7,556	2,914	—	—
Lease obligations	36,459	76	1,555	1,327	33,501

Total	$812,956	$17,392	$426,361	$229,933	$139,270

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at September 30, 2023. Contracted interest on our term loans, part of the Unsecured Credit Facility, the FRP Collection loan and the Carillon Point loan were calculated based on the interest rate swap rates fixing the SOFR component of the borrowing rates.

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
We currently consider our interest rate exposure to be moderate because as of September 30, 2023, approximately $614.3 million, or 91.1%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $60.0 million, or 8.9%, had variable interest rates. The $614.3 million fixed rate debt includes the $50 million term loan, the $25 million term loan, $140 million of the Unsecured Credit Facility, the $26.2 million FRP Collection loan and the $14.5 million Carillon Point loan, against which we have applied interest rate swaps. The interest rate swaps effectively fix the Secured Overnight Financing Rate (“SOFR”) component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $0.6 million increase to our annual interest costs on debt outstanding as of September 30, 2023 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $0.6 million decrease to our annual interest costs on debt outstanding as of September 30, 2023 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2023.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of September 30, 2023, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
Carefully consider the risk factors under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes except as follows:
If a major tenant defaults or declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions.
The default, bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties, and a tenant in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (other than to the extent of any collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt payment obligations or to maintain our level of distributions.
Further, there is no guarantee that the full balance of any receivable will be collected in the event one of our tenants file for bankruptcy. Bankruptcy proceedings are subject to uncertainty and there can be no assurance how the bankruptcy court’s or other parties’ actions or decisions may impact us. In addition to a tenant-related bankruptcy or insolvency proceeding potentially increasing our collection costs significantly, we may also be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of a property, avoid the imposition of liens on a property and/or transition a property to a new tenant. Publicity about the tenant involved in such bankruptcy or insolvency proceedings may also negatively impact their and our reputations, decreasing demand and revenues. Should such events occur, our revenue and cash flows may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
Item 6. Exhibits

Exhibit Number	Description

3.1
Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2
Third Amended and Restated Bylaws of City Office REIT, Inc., effective as of August 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023).

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

10.1
Amended and Restated Loan Agreement, dated as of August 16, 2023, by and among CIO Research Commons, LLC, CIO Technology Point I & II, LLC and CIO University Tech, LLC, each and collectively as borrower, and BankUnited, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2023).

10.2
Amended and Restated Renewal Promissory Note, dated as of August 16, 2023, by and among CIO Research Commons, LLC, CIO Technology Point I & II, LLC and CIO University Tech, LLC, each and collectively as borrower, and BankUnited, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2023).

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
8
, 2023

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)
Date: November
8
, 2023

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)