Form 10-K
period 2023-12-31
City Office REIT, Inc.
filed 2024-02-22
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant was approximately $214.9 million, based on the closing sales price of $5.57 per share as reported on the New York Stock Exchange.
As of February 16, 2024, the registrant had 40,154,055 shares of common stock outstanding.
Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (to be filed with the United States Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form
10-K
in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are included throughout this Annual Report on Form
10-K,
including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Certain Relationships and Related Person Transactions,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, financial condition, liquidity, capital resources, cash flows, results of operations and other financial and operating information. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hypothetical,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form
10-K.
All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	adverse economic or real estate developments in the office sector or the markets in which we operate;

•	increased interest rates, any resulting increase in financing or operating costs, the impact of inflation and a stall in economic growth or an economic recession;

•	changes in local, regional, national and international economic conditions, including as a result of recent pandemics or any future epidemics or pandemics;

•	the extent to which “work-from-home” and hybrid work policies continue;

•	our inability to compete effectively;

•	our inability to collect rent from tenants or renew tenants’ leases on attractive terms if at all;

•	our dependence upon significant tenants, bankruptcy or insolvency of a major tenant or a significant number of small tenants or borrowers, or defaults on or non-renewal of leases by tenants;

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
As of December 31, 2023, we owned 58 office buildings with a total of approximately 5.7 million square feet of net rentable area (“NRA”) in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. We believe that our properties are high-quality assets that provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant profile, including federal and state governmental agencies and national and regional businesses. As of December 31, 2023, our portfolio was approximately 84.5% occupied. Our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 4.6 years as of December 31, 2023. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants.
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
Lease Currently Vacant Space and Complete Strategic Lease Renewals:
As of December 31, 2023, our portfolio was approximately 84.5% occupied, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe we have been successful in enhancing the appeal of vacant spaces by completing improvements to vacant leasable space, creating or improving building amenities and renovating common areas. We also seek to create stable, long-term cash flow through strategic lease renewals at market rental rates.
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
Implement Property Enhancements and Cost-Saving Initiatives:
We actively pursue opportunities to enhance our properties through capital improvements initiatives to position them optimally within their competitive set. These improvements include creating ready-to-lease
spec suites at certain of our properties to enhance leasing appeal. We also pursue cost reduction initiatives and use our scale to generate operating synergies.
2023 Highlights

•	Completed approximately 599,000 square feet of new and renewal leasing;

•	Increased the total authorized borrowings of the unsecured credit facility (the “Unsecured Credit Facility”) from $350 million to $375 million;

•	Completed loan renewals on two property loans, extending each maturity date by five years;

•	Continued construction and leasing of high-quality spec suites and successfully executed numerous renovation projects; and

•	Actively positioned Company properties to maximize overall corporate value.
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
Segment and Geographic Financial Information
During 2023, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in this Annual Report on Form
10-K.
Environmental Matters
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
Human Capital Resources
As of December 31, 2023, the Company employed 20 full-time employees. The Company believes that corporate social responsibility goes hand-in-hand
with business growth and maximizing returns for our investors. Social responsibility furthers our mission to be an upstanding corporate citizen within the real estate community. We take pride in our work culture and strive to create an environment where our employees feel valued and are compensated fairly. Our reputation for acting with integrity, discipline and transparency is essential to the successful execution of our business goals. Key areas of focus for the Company include:
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

•
Systemic changes in the demand for office real estate are the result of many factors, including historical or possible future public health events. The change in tenant behavior resulting from the work-from-home trend may be significant, and a future pandemic or epidemic outbreak could materially and adversely affect our financial condition, results of operations, cash flow, liquidity and performance and that of our tenants.

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

•	Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

•	The impacts of the Russian invasion of Ukraine and the conflict in Israel and the Middle East on the global economy are uncertain.

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

•	Existing conditions at some of our properties may expose us to liability related to environmental matters.

•	Our properties may contain asbestos or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

•	Potential losses, including from adverse weather conditions, natural disasters, climate change and title claims, may not be covered by insurance.

•	We may be limited in our ability to diversify our investments making us more vulnerable economically than if our investments were diversified.

•	Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

•	If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

•
If a tenant defaults or declares bankruptcy, we may be unable to collect balances due under relevant leases and may become subject to uncertainty and increased expenses, which could have a material adverse effect on our financial condition and ability to pay distributions.

•	We may face additional risks and costs associated with owning properties occupied by government tenants.

•	Some of the leases at our properties contain “early termination” provisions which, if triggered, may allow tenants to terminate their leases without further payment to us.

•	The federal government’s “green lease” policies may adversely affect us.

•	We may be unable to complete acquisitions and dispositions, and even if acquisitions are completed, we may fail to successfully operate acquired properties.

•	Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.

•	Adverse market and economic conditions could cause us to recognize impairment charges or otherwise impact our performance.

•	Our property taxes could increase due to property tax rate changes or reassessment or inability to use any tax assets, which may adversely impact our cash flows.

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

•
longevity of general real estate trends, such as the curtailment in demand for office space and the increased flexibility for tenants to relocate to other states, to the extent they continue to maintain a physical office at all;

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
At December 31, 2023, approximately 11.0%, 10.6% and 9.9% of our annualized base rent is scheduled to expire in 2024, 2025, and 2026, respectively, excluding month-to-month
leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. This risk has been increased by tenants working from home during the recent pandemic which has resulted in certain tenants re-evaluating
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
Our portfolio of properties consists of office properties and because we seek to acquire similar properties, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations. In addition, where a government agency is a tenant, which is the case for a number of our properties, austerity measures, the inability of the federal, state, or local government to approve a budget, and governmental deficit reduction programs may lead government agencies to stop paying rent, consolidate and reduce their office space, terminate their lease or decrease their workforce, which may reduce demand for office space in the government sector. In addition, the ongoing work-from-home trend has resulted in lower than normal utilization levels for our properties and it is uncertain how utilization levels will be impacted in the long term. In the event that our tenants implement or maintain full or partial “work-from-home” or other remote work policies, the overall demand for office space in the markets in which we own properties or seek to acquire properties may be materially adversely affected, which may impact our leasing activity and ability to enter into leases favorable to the Company and result in a material adverse effect on our results of operations, cash flow and market price of our common stock or preferred stock.
Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal
of its lease or otherwise, could have a material adverse effect on our results of operations.
As of December 31, 2023, approximately 25.4% of the base rental revenue of our properties was derived from our ten largest tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately 177,000 square feet with subsidiaries of WeWork Inc. (“WeWork”) at three of the Company’s properties. WeWork announced on November 6, 2023, that it filed for Chapter 11 bankruptcy protection. As of December 31, 2023, WeWork was operating at all three locations and the leases with Block 23, The Terraces and Bloc 83 had not been rejected as part of the WeWork bankruptcy proceedings. As at December 31, 2023, the Company assessed the likelihood of lease rejection and collection of contractual lease payments across the three locations and determined at Block 23 it was not probable that the lease payments would be collected, and therefore the straight-line receivable and acquired lease intangible balances should be written-off. This
resulted in a $1.4 million reduction in rental and other revenues and a $1.5 million increase to depreciation and amortization expense. Subsequent to December 31, 2023, the lease at Block 23 was rejected effective February 7, 2024. As of December 31, 2023, the remaining balance sheet exposure to WeWork was $1.4 million in straight-line rent receivables, $2.8 million in tenant improvements, and $8.5 million in acquired lease intangible assets. The Company continues to monitor rental payments and potential lease rejections related to WeWork.
Systemic changes in the demand for office real estate are the result of many factors, including historical or possible future public health events. The change in tenant behavior resulting from the work-from-home trend may be significant, and a future pandemic or epidemic outbreak could materially and adversely affect our financial condition, results of operations, cash flow, liquidity and performance and that of our tenants.
Historical disease outbreak and the threat of possible future public health events, which have contributed to significant volatility in economic activity and financial markets, have also led to systemic changes in the demand for office real estate. The work-from-home trend, and corresponding changes in our tenants’ and our tenants’ customers’ behavior, may continue in varying degrees to adversely impact our business, financial condition, results of operation, cash flows, liquidity and performance, and that of our tenants, the severity and duration of indirect economic and social impacts such as recession, supply chain disruptions, labor market disruptions, inflation, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and tenant behavior, as well as current and possible future governmental responses. These uncertainties make it impossible for us to predict to what extent our business will return to metrics from before the work-from-home trend gained popularity. Factors related to public health events that have had, or could have, a material adverse effect on our results of operations and financial condition, include:

•
a decrease in the usage of our properties or the demand for office space as a result of our tenants’ implementation of full or partial “work-from-home” or other remote work policies during or after a pandemic ends, or the Company’s ability to maintain or increase rents, which may have an adverse effect on our financial condition, results of operations and cash flow than if we owned a more diversified real estate portfolio;

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

•
the financial impact of the work-from-home trend could negatively impact our future compliance with financial covenants of our unsecured credit facility (“Unsecured Credit Facility”), including the Company’s term loans thereunder, and other debt agreements, including mortgage debt, and result in a default and potentially an acceleration of indebtedness, which non-compliance
could negatively impact our ability to make additional borrowings and pay dividends on our common stock or preferred stock, or foreclosure on one or more our properties secured by mortgage debt;

•	any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions or resulting from an impairment evaluation;

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

The extent to which the work-from-home trend impacts our financial condition, results of operations and cash flow, and those of our tenants, will depend on future developments, which continue to be highly uncertain and are not reasonably estimable, including the scope, severity and duration of the work-from-home trend, the actions taken to prevent and contain a future pandemic or mitigate its impact, and the direct and indirect economic effects of a future pandemic and its containment measures, among others. In addition, non-payment
of rent or early lease terminations by our tenants could reduce our cash flows, which could impact our ability to pay dividends to the holders of our common stock or preferred stock.
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
Our total consolidated principal indebtedness, as of December 31, 2023, was approximately $672.7 million. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

•
we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements or these agreements may not effectively hedge interest rate fluctuation risk;

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
As of December 31, 2023, our principal indebtedness represented approximately 44.5% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock or preferred stock.
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
As of December 31, 2023, the lenders for three of our mortgage borrowings have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. For these three properties, the total restricted cash as of December 31, 2023 was $9.3 million. It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Agreement. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
The impacts of the Russian invasion of Ukraine and the conflict in Israel and the Middle East on the global economy are uncertain, but may prove to negatively impact our business and operations.
While the Company does not have any material business, operations or assets in Russia, Belarus, Ukraine, Israel or the Middle East, and has not been materially impacted by the actions of the Russian government at this time, the short and long-term implications of Russia’s invasion of Ukraine and the conflict in Israel and the Middle East are difficult to predict. We continue to monitor any adverse impact that the conflict in Israel and the Middle East and the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. To the extent the war in Ukraine and conflict in Israel and the Middle East may adversely affect our business, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to information technology and market conditions, any of which could negatively affect our business and financial condition.
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
The Company enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. The interest rate swaps have been designated and qualify as cash flow hedges and have been recognized on the consolidated balance sheets at fair value, presented within other assets and other liabilities. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
As of December 31, 2023, three of the interest rate swaps were reported as liabilities at their fair value of approximately $1.6 million, which is included in other liabilities on the Company’s consolidated balance sheet and two of the interest rate swaps were reported as assets at their fair value of approximately $1.3 million, which is included in other assets on the Company’s consolidated balance sheet. For the year ended December 31, 2023, the amount of net realized gains reclassified to interest expense due to payments received from the swap counterparty was $3.4 million. The fair value of the interest rate swaps have been classified as a Level 2 fair value measurement. See Note 7 to our consolidated financial statements in this Annual Report on Form
10-K.
Economic conditions may adversely affect the real estate market and our financial condition, results of operations and cash flow.
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
Inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages and currency volatility. During the twelve months ended December 31, 2023, the consumer price index rose by approximately 3.4% compared to the twelve months ended December 31, 2022. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. While our leases generally provide for fixed annual rent increases, high levels of inflation could outpace our contractual rent increases. The leases at our properties are either full-service gross or net lease basis. Our full-service gross leases generally have a base year expense “stop,” whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. Additionally, our triple-net
leases require the lessee to pay all property operating expenses. Therefore, increases in property-level expenses resulting from inflation could have an adverse impact on our lessees if increases in their operating expenses exceed increases in their revenue, which may adversely affect our lessees’ ability to pay rent or other obligations owed to us. An increase in our lessees’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our lessees’ and our financial condition and our results of operations.
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
Potential losses, including from adverse weather conditions, natural disasters, climate change and title claims, may not be covered by insurance.
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
If a tenant defaults or declares bankruptcy, we may be unable to collect balances due under relevant leases and may become subject to uncertainty and increased expenses, which could have a material adverse effect on our financial condition and ability to pay distributions.
The default, bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties, and a tenant in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent. We cannot assure you that any tenant who files for bankruptcy protection will continue to pay us rent. If a tenant files for bankruptcy, then any or all of such bankrupt-tenant’s and/or, under certain circumstances, a guarantor of such bankrupt-tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to the U.S. Bankruptcy Code. Such a bankruptcy filing would impose an automatic stay barring all efforts by us to collect pre-bankruptcy
rents from any such bankrupt-tenant or its properties, unless we receive an order from the bankruptcy court lifting the automatic stay to permit us to pursue collections. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums.
Under bankruptcy law, a landlord can neither terminate a lease solely because of a tenant’s bankruptcy nor take any action against such tenant without an order from the bankruptcy court lifting the automatic stay, and the tenant has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (other than to the extent of any collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant who rejects its lease would pay in full amounts it owes us under the lease. This claim could be paid only in the event funds were available and then only in the same percentage as that realized on other unsecured claims. Our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. Therefore, if a lease is rejected, it is possible that we would not receive payment from the tenant or that we would receive substantially less than the full value of any unsecured claims we hold, which would result in a reduction in our rental income, cash flow and the amount of cash available for distribution to the holders of our common stock or preferred stock.
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
The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately 177,000 square feet with subsidiaries of WeWork at three of the Company’s properties. WeWork announced on November 6, 2023, that it filed for Chapter 11 bankruptcy protection. As of December 31, 2023, WeWork was operating at all three locations and the leases with Block 23, The Terraces and Bloc 83 had not been rejected as part of the WeWork bankruptcy proceedings. As at December 31, 2023, the Company assessed the likelihood of lease rejection and collection of contractual lease payments across the three locations and determined at Block 23 it was not probable that the lease payments would be collected, and therefore the straight-line receivable and acquired lease intangible balances should be written-off. This
resulted in a $1.4 million reduction in rental and other revenues and a $1.5 million increase to depreciation and amortization expense. Subsequent to December 31, 2023, the lease at Block 23 was rejected effective February 7, 2024. As of December 31, 2023, the remaining balance sheet exposure to WeWork was $1.4 million in straight-line rent receivables, $2.8 million in tenant improvements, and $8.5 million in acquired lease intangible assets. The Company continues to monitor rental payments and potential lease rejection related to WeWork, and the Company will continue to assess what it believes will be the likelihood of each of the two remaining WeWork leases being rejected in the bankruptcy proceedings as of each reporting period. If the Company believes rejection is probable in a subsequent reporting period, then the Company will write off the applicable straight-line rent receivable balance to rental and other revenues in the statement of operations in the period. The Company will further assess the remaining tenant improvement and acquired lease intangible asset balances to determine if a write off is required, which would be recorded partially to rental and other revenues and partially to depreciation and amortization expense in the statement of operations.
We may face additional risks and costs associated with owning properties occupied by government tenants, which could negatively impact our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.
As of December 31, 2023, we owned four properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us.
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
Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 6.5% of the base rental revenue from our properties as of December 31, 2023, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.
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
We may be unable to complete acquisitions and dispositions, and even if acquisitions are completed, we may fail to successfully operate acquired properties.
Our business plan includes, among other things, growth through identifying suitable acquisition opportunities, consummating acquisitions and leasing such properties. We will evaluate the market of available properties and may acquire, or dispose of, properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully develop or operate them is subject to, among others, the following risks:

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
We intend to review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, then an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property.
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
Our property taxes could increase due to property tax rate changes or reassessment or inability to use any tax assets, which may adversely impact our cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
City Office REIT recognizes the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
The Company has integrated cybersecurity risk management into our overall risk assessment framework to identify, evaluate and manage cybersecurity threats and risks. Our CFO works closely with our IT service provider and internal auditors to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with internal auditors and a range of external experts, including cybersecurity assessors and consultants, in evaluating and testing our systems and security processes. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes reviews of cybersecurity-related processes and controls in line with current international cybersecurity standards to evaluate the maturity and risks of our current cybersecurity program and consults on security enhancements. The Company further collaborates with these third-parties to conduct threat assessments, penetration testing and social engineering testing to assess the Company’s systems, applications and personnel education and awareness regarding cybersecurity threats. As we are aware of the risks associated with third-party service providers, the Company maintains ongoing monitoring to ensure compliance with our service level requirements.
As of the date of this filing, we do not believe that our Company, including our business strategy, results of operations, or financial condition, have been materially affected by any cybersecurity incidents for the reporting period covered by this Annual Report on Form
10-K.
While we have not experienced any material cybersecurity threats or incidents to our knowledge in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, refer to “Item 1A. Risk Factors” in this Annual Report on Form
10-K,
including “We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.”
Governance
The Board of Directors and Audit Committee are acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Audit Committee is composed of Board members with diverse expertise, including in risk management, technology and finance, equipping them to oversee cybersecurity risks effectively. The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain.
The CFO and CEO play a pivotal role in informing the Audit Committee on cybersecurity risks. The CFO, in his capacity, regularly informs the CEO of all aspects related to cybersecurity risks and incidents ensuring the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. They provide briefings to the Audit Committee as needed, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

•	Current cybersecurity landscape and emerging threats;

•	Status of ongoing cybersecurity initiatives and strategies;

•	Incident reports and learnings from any cybersecurity events; and

•	Compliance with regulatory requirements and industry standards.
Monitoring
While we have not had any material cybersecurity breaches to our knowledge in recent years, the CFO is continually informed about the latest developments in cybersecurity, including potential threats and risk management techniques. The CFO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of security measures and system audits as needed to identify potential vulnerabilities. In the event of a cybersecurity incident, the CFO is equipped with an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

ITEM 2. PROPERTIES
As of December 31, 2023, we owned 24 office complexes comprised of 58 office buildings with a total of approximately 5.7 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of December 31, 2023.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (1)	Annualized Base Rent (2) ($000s)
Phoenix, AZ (26.7% of NRA)	Block 23	100.0%	307	94.5%	$30.24	$33.29	$8,771
	Pima Center	100.0%	272	56.9%	$29.74	$29.74	$4,596
	SanTan	100.0%	267	49.1%	$32.28	$32.28	$4,224
	5090 N. 40 th St	100.0%	175	69.3%	$34.73	$34.73	$4,215
	Camelback Square	100.0%	172	85.9%	$34.97	$34.97	$5,179
	The Quad	100.0%	163	94.8%	$33.81	$34.18	$5,223
	Papago Tech	100.0%	163	67.8%	$25.87	$25.87	$2,856
Tampa, FL (18.5%)	Park Tower	94.8%	480	90.0%	$28.65	$28.65	$12,389
	City Center	95.0%	244	88.6%	$30.75	$30.75	$6,647
	Intellicenter	100.0%	204	100.0%	$26.21	$26.21	$5,333
	Carillon Point	100.0%	124	100.0%	$30.86	$30.86	$3,833
Denver, CO (14.1%)	Denver Tech	100.0%	381	85.6%	$24.66	$29.11	$7,848
	Circle Point	100.0%	272	90.6%	$20.07	$35.94	$4,948
	Superior Pointe	100.0%	152	71.7%	$18.79	$32.79	$2,051
Orlando, FL (12.7%)	Florida Research Park	96.6%	397	87.2%	$26.28	$28.23	$9,002
	Central Fairwinds	97.0%	168	90.7%	$28.62	$28.62	$4,365
	Greenwood Blvd	100.0%	155	100.0%	$24.75	$24.75	$3,837
Raleigh, NC (8.7%)	Bloc 83	100.0%	495	83.6%	$38.41	$38.81	$15,896
Portland, OR (5.8%)	AmberGlen	76.0%	203	90.1%	$23.75	$27.30	$4,356
	Cascade Station	100.0%	128	61.4%	$27.92	$31.48	$2,196
Dallas, TX (5.0%)	The Terraces	100.0%	173	100.0%	$39.53	$60.53	$6,824
	2525 McKinnon	100.0%	111	97.8%	$30.84	$50.84	$3,360
San Diego, CA (4.9%)	Mission City	100.0%	281	80.9%	$39.87	$39.87	$9,070
Seattle, WA (3.6%)	Canyon Park	100.0%	207	100.0%	$23.86	$29.86	$4,934

Total / Weighted Average—December 31, 2023 (3)			5,694	84.5%	$29.55	$33.01	$141,953

(1)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(2)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2023 by (ii) 12.
(3)	Averages weighted based on the property’s NRA, adjusted for occupancy.

Lease Maturity Profile
The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.
Lease Maturity Schedule
(1)

(1)	Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2023.
(2)	2.0% represents the leases under contract but not yet in occupancy as of December 31, 2023.
The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2023, plus available space, for each of the calendar years ending December 31, 2024 to December 31, 2033 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.6 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of NRA	Annualized Base Rent (1) (000s)	Percentage of Total Properties Rent	Annualized Base Rent per Leased Square Foot Expiring (2)	Annualized Base Rent (including Rent Abatement at Dec 31, 2023)	Annualized Base Rent per Leased Square Foot Expiring (Including Rent Abatement at Dec 31, 2023)
Vacant	—	767	13.5%	—	—	—	—	—

Contracted	—	114	2.0%	—	—	—	—	—

2024	62	551	9.7%	15,629	11.0%	28.36	15,629	28.36

2025	57	499	8.8%	15,060	10.6%	30.18	15,060	30.18

2026	41	510	9.0%	14,034	9.9%	27.52	13,312	26.10

2027	43	717	12.6%	20,102	14.2%	28.04	20,102	28.04

2028	57	641	11.3%	17,682	12.5%	27.59	16,138	25.18

2029	31	605	10.6%	18,319	12.9%	30.28	17,302	28.60

2030	19	333	5.8%	11,746	8.3%	35.27	9,791	29.40

2031	10	239	4.2%	6,242	4.4%	26.12	3,396	14.21

2032	9	231	4.1%	8,418	5.9%	36.44	7,395	32.01

2033 & Thereafter	17	487	8.4%	14,721	10.3%	30.23	12,477	25.62

Total / Weighted Average	346	5,694	100.0%	$141,953	100.0%	$29.55	$130,602	$27.14

(1)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month of December 31, 2023, by (ii) 12.
(2)	Annualized rent per leased square foot expiring reflects rental payments for the month of December 31, 2023, multiplied by 12 and divided by the NRA of expiring lease.

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
On February 16, 2024, the closing sale price of our common stock on the NYSE was $4.75. Equiniti Trust Company, LLC is the transfer agent and registrar for our common stock. On February 16, 2024, we had 58 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.

Stock Performance Graph
The following graph sets forth the five-year cumulative stockholder return (assuming reinvestment of dividends) to our stockholders, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and two peer group indexes (MSCI US REIT Index and Dow Jones U.S. Real Estate Office Index). The stock performance graph assumes that $100 was invested on December 31, 2018. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. The Dow Jones U.S. Real Estate Index consists of publicly traded U.S. office REITs. We have included the MSCI US REIT Index and the Dow Jones U.S. Real Estate Office Index because we believe that each is representative of the industry in which we compete and, therefore, each is relevant to an assessment of our performance.

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
There were no shares repurchased during the year ended December 31, 2023. During the year ended December 31, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million. There were no shares repurchased during the year ended December 31, 2021.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of City Office REIT, Inc. for the years ended December 31, 2023 and December 31, 2022.
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
This management’s discussion and analysis of financial condition and results of operations (this “MD&A”) contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, but not limited to, those in “Risk Factors” and included in other portions of this Annual Report on Form
10-K.
You should read the following MD&A in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Annual Report on Form
10-K.
We have omitted from this MD&A a detailed discussion of the year-over-year changes from the Company’s fiscal year 2021 as compared to fiscal year 2022, which can be found in the MD&A section in the Company’s annual report on Form
10-K
for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission on February 23, 2023.
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
During the second quarter of 2023, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s non-recourse
loan agreement. Given the appointment of the receiver, the Company assessed whether the entity holding the property should be reassessed for consolidation as a VIE in accordance with ASC 810 –

Consolidation. Based on its analysis, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of May 15, 2023. The Company deconsolidated the net carrying value of real estate assets of $35.7 million, the mortgage loan of $38.6 million, cash and restricted cash of $4.0 million and net current liabilities of $1.0 million. For the year ended December 31, 2023, the Company recognized a loss on deconsolidation of $0.1 million, which has been included within net loss/gain on disposition of real estate property on the Company’s consolidated statement of operations and statement of cash flows. During the fourth quarter of 2023, title of the property was transferred to the lender.
Indebtedness
On January 5, 2023, the Company entered into a second amendment to its amended and restated credit agreement, dated November 16, 2021 (as amended, the “Amended and Restated Credit Agreement”) for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. Borrowings under the $25 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 210 basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $25 million, effectively fixing the SOFR component of the corresponding loan at approximately 3.90%.
On January 5, 2023, the Company transitioned the borrowing rate of its Unsecured Credit Facility and $50 million term loan from LIBOR to daily-simple SOFR. The Company also amended the $50.0 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available under the reference rate reform guidance and accounted for the modifications as continuations of the existing contracts. The Company also applied the practical expedients available for hedging relationships, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 1.17% for the remainder of the five-year term.
On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140.0 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140.0 million of the Unsecured Credit Facility at approximately 4.19%.
On August 16, 2023, the Company entered into two amended and restated loan agreements for FRP Collection and Carillon Point for initial principal amounts of $26.3 million and $14.5 million, respectively, which among other things, extended the term for an additional five years and amended the interest rates from fixed to floating. The loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 275 basis points. In conjunction with the amended and restated loan agreements, the Company also entered into two five-year interest rate swap agreements, effectively fixing the SOFR component of the borrowing rate of the loans at 4.30%.
At December 31, 2023, the Company had $200.0 million outstanding under the Company’s Unsecured Credit Facility and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
For additional information regarding these mortgage loans, the Unsecured Credit Facility, including the Company’s term loans thereunder and the interest rate swaps to which the Company is a party, please refer to “Liquidity and Capital Resources” below.
Revenue Base
As of December 31, 2023, we owned 24 properties comprised of 58 office buildings with a total of approximately 5.7 million square feet of NRA. As of December 31, 2023, our properties were approximately 84.5% leased.

Office Leases
Historically, most leases for our properties have been on a full-service gross or net lease basis, and we expect to continue to use such leases in the future. A full-service gross lease generally has a base year expense “stop,” whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. The property operating expenses are reflected in operating expenses; however, only the increased property operating expenses above the base year stop recovered from tenants are reflected as tenant recoveries within rental and other revenues on our consolidated statements of operations. In a triple net lease, the tenant is typically responsible for all property taxes and operating expenses. As such, the base rent payment does not include any operating expenses, but rather all such expenses are billed to or paid by the tenant. The full amount of the expenses for this lease type is reflected in operating expenses, and the reimbursement is reflected as tenant recoveries. We are also a lessor for a fee simple ground lease at the AmberGlen property.
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
Economic conditions in the U.S. and globally continue to be volatile, primarily due to the impacts of inflation. As inflation continued to reach new highs, a chain reaction of events was set off, beginning with the U.S. Federal Reserve taking severe tightening measures, interest rates rising across the yield curve, volatility and losses in the public equity and debt markets and concerns that the U.S. economy may experience a recession. The banking and lending sector in particular has been impacted by the interest rate environment. This evolving economic environment impacts our operating activities as:

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
Despite the challenging economic environment, there is increasing evidence that many businesses have or will tighten up in-person
work policies as economic conditions worsen. Many of these companies increased their workforce beginning in 2020 without increasing their available space. We expect these factors will help offset, at least partially, the headwinds to office space demand.
Work-From-Home Trends
Our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate.
Leasing activity has been and is expected to be impacted by the evolving work-from-home trend until and unless tenants increase the utilization of their spaces. We have experienced and we expect that we will continue to experience slower new leasing, and there remains uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark,” could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and could impact the pricing and competitiveness for leasing office space in our markets.
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
The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately 177,000 square feet with subsidiaries of WeWork Inc. (“WeWork”) at three of the Company’s properties. WeWork announced on November 6, 2023, that it filed for Chapter 11 bankruptcy protection. As of December 31, 2023, WeWork was operating at all three locations and the leases with Block 23, The Terraces and Bloc 83 had not been rejected as part of the WeWork bankruptcy proceedings. Subsequent to December 31, 2023, the lease at Block 23 was rejected effective February 7, 2024. The Company continues to monitor rental payments and potential lease rejection related to WeWork, and the Company will continue to assess what it believes will be the likelihood of each of the two remaining WeWork leases being rejected in the bankruptcy proceedings as of each reporting period. For more information regarding the risks associated with a tenant in bankruptcy, see “Item 1A. Risk Factors” in this Annual Report on Form
10-K.
Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.

Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our Sun Belt cities to continue, there is no way for us to predict whether these trends will continue, especially in light of inflation and rising interest rates as well as the potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the work-from-home trend will have on the short- and long-term demand for office space in our markets.
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
Use of Estimates
We have made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. Significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination and measurement of impairment of long-lived assets and the useful lives of long-lived assets. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. We adjust such estimates when facts and circumstances dictate. Actual results could differ materially from those estimates.
Business Combinations
When a property is acquired, we consider the substance of the agreement in determining whether the acquisition represents an asset acquisition or a business combination. Upon acquisitions of properties that constitute a business, the fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place
leases and value of tenant relationships, based in each case on their fair values. For acquisitions that do not meet the business combination accounting criteria, these are accounted for as asset acquisitions. We allocate the cost of the acquisition, which includes any associated acquisition costs, to individual assets and liabilities assumed on a relative fair value basis. Also, non-controlling
interests acquired are recorded at estimated fair market value.
The fair value of the tangible assets of an acquired property (which includes land, buildings and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The
“as-if-vacant”
value is then allocated to land and buildings and improvements based on our determination of relative fair values of these assets. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up
periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up
periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions.

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
non-cancelable
portion of the respective leases.
The fair value of acquired
in-place
leases are recorded based on the costs we estimate we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the fair value of leasing commissions and legal costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs incurred during the lease-up
period. Acquired
in-place
leases are amortized on a straight-line basis over the term of the individual leases.
Revenue Recognition
We recognize lease revenue on a straight-line basis over the term of the lease. Certain leases allow for the tenant to terminate the lease, but the tenant must make a termination payment as stipulated in the lease. If the termination payment is in such an amount that continuation of the lease appears, at the time of lease inception, to be reasonably assured, then we recognize revenue over the term of the lease. We have determined that for these leases, the termination payment is in such an amount that continuation of the lease appears, at the time of inception, to be reasonably assured. We recognize lease termination fees as revenue in the period received and write off unamortized lease-related intangible and other lease-related account balances, provided there are no further obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the consolidated balance sheets.
If we fund tenant improvements and the tenant improvements are determined to be owned by us, revenue recognition will commence when control of the space is turned over to the tenant. Tenant improvements are deferred and amortized on a straight-line basis over the lease term. If we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a reduction of lease revenue on a straight-line basis over the lease term.
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
Leases
We classify leases as a sales-type, direct financing, or operating lease and recognize leases on-balance
sheet where we are the lessee. We determine if an arrangement is a lease at inception. Operating and financing right-of-use
assets and lease liabilities are included within other assets and other liabilities on the consolidated balance sheets.
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
Impairment of Real Estate Properties
Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if considered impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. We review our real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. We measure and record impairment losses and reduce the carrying amount of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases in which we do not expect to recover the carrying amount of properties held for use, we reduce our carrying amount to fair value. The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties. We may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of our real estate.
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
In November 2023, the FASB issued ASU
No. 2023-07
(“ASU
2023-07”)
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will enhance segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. This standard must be applied retrospectively to all periods presented in the financial statements. The Company has not yet adopted the standard and is currently evaluating the impact of ASU
2023-07
on the Company’s consolidated financial statements and disclosures.

Results of Operations
Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022
Rental
and Other Revenues.

Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $1.4 million, or 1%, to $179.1 million for the year ended December 31, 2023 compared to $180.5 million for the year ended December 31, 2022. Revenue decreased at SanTan by $3.7 million due to a termination fee recognized in the prior year and lower resulting occupancy in the current period associated with an early tenant departure. In addition, the dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 reduced revenue by $4.2 million and $1.9 million, respectively. Revenue also decreased at 5090 by $1.1 million, due to lower occupancy at the property compared to the prior year. Offsetting these decreases, the December 2021 acquisition of Bloc 83 and The Terraces, which were undergoing first generation lease-up

in 2022, increased revenue by $2.5 million and $0.5 million, respectively. Block 23 also benefited from first generation lease-up

in 2022, as revenue increased by $1.7 million before write-offs, however, the write-off

of straight-line rent and above market lease amortization totaling $1.4 million associated with the WeWork lease at this location resulted in only a $0.3 million increase. Revenue also increased at Canyon Park by $1.5 million mainly due to the reversal of an accrued liability for a tenant improvement reimbursement that was no longer owed as the claim period had expired. In addition, higher occupancy at Park Tower, Circle Point, FRP Collection and City Center increased revenue by $2.1 million, $1.7 million, $0.9 million and $0.9 million, respectively. The remaining properties’ rental and other revenues were $0.9 million lower in comparison to the prior period.
Operating Expenses
Total
Operating Expenses.

Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased $9.7 million, or 6%, to $147.8 million for the year ended December 31, 2023, from $157.5 million for the year ended December 31, 2022. The dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 decreased total operating expenses by $10.1 million and $0.8 million, respectively. Of the 190 Office Center decrease, $6.9 million relates to the impairment of real estate recorded in the prior year as a result of the write-down of the property to fair value. Total operating expenses also decreased at Cascade Station by $6.8 million mainly due to the impairment of real estate recorded in the prior year as a result of the write-down of the property to fair value. Offsetting these decreases, the December 2021 acquisition of Block 23 and Bloc 83, which were undergoing first generation lease-up

in 2022, increased total operating expenses by $2.7 million and $1.9 million, respectively. The increase at Block 23 was further due to the accelerated amortization of tenant-related assets recorded in the current year associated with the WeWork lease. In addition, total operating expenses at Park Tower, FRP Collection, and City Center increased $1.5 million, $0.6 million, and $0.7 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. General and administrative expenses also increased $1.0 million, primarily due to higher payroll and stock-based compensation expense. The remaining properties’ total operating expenses were marginally lower in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased $2.3 million, or 3%, to $70.0 million for the year ended December 31, 2023, from $67.7 million for the year ended December 31, 2022. Of the increase, the December 2021 acquisition of Block 23, Bloc 83 and The Terraces, which were undergoing first generation lease-up
in 2022, contributed $0.8 million, $0.6 million and $0.2 million, respectively. In addition, property operating expenses at Park Tower, FRP Collection and City Center increased $1.0 million, $0.3 million and $0.4 million, respectively, due to higher operating costs associated with higher occupancy over the prior year. Offsetting these increases, the dispositions of 190 Office Center in May 2023 and Lake Vista Pointe in June 2022 decreased property operating expenses by $2.0 million and $0.6 million, respectively. The remaining properties’ property operating expenses were $1.6 million higher in comparison to the prior period, primarily due to inflation.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our employees and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $1.0 million, or 8%, to $14.8 million for the year ended December 31, 2023, from $13.8 million reported for the same period in 2022. General and administrative expenses increased primarily due to higher payroll and stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization increased $0.5 million, or 1%, to $63.0 million for the year ended December 31, 2023, from $62.5 million reported for the same period in 2022. Of the increase, Bloc 83 and Block 23 incurred higher depreciation and amortization expense of $1.3 million and $1.9 million, respectively, related to amortization of tenanting costs. The increase at Block 23 was further due to the accelerated amortization of tenant-related assets recorded in the current year associated with the WeWork lease. Offsetting these increases, depreciation and amortization expense at our SanTan property decreased $1.3 million mainly due to accelerated amortization of tenant-related assets recorded in the prior year associated with an early lease termination at the property. In addition, the disposition of 190 Office Center in May 2023 decreased depreciation and amortization expense by $1.1 million. The remaining properties’ depreciation and amortization expenses were marginally lower in comparison to the prior year.
Other Expense (Income)
Interest Expense.
Interest expense increased $6.2 million, or 23%, to $33.2 million for the year ended December 31, 2023, from $27.0 million for the year ended December 31, 2022. The increase was primarily attributable to higher amounts drawn and higher interest rates on our floating rate debt.
Net Loss/Gain on the Disposition of Real Estate Property.
 During the second quarter of 2023, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter and during the fourth quarter, title of the property was transferred to the lender. For the year ended December 31, 2023, the Company recognized a loss on deconsolidation of $0.1 million. In the prior year, the sole tenant at the Lake Vista Pointe property exercised its lease option to purchase the building and we signed a purchase and sale agreement with the tenant. At the time the tenant exercised the option, we reassessed the lease classification of the lease, in accordance with ASC 842 – Leases, and determined that the lease should be reclassified from an operating lease to a sales-type lease. This reclassification resulted in a gain on sale of $21.7 million net of disposal related costs. The Lake Vista Pointe property was sold in June 2022.
Impairment of Real Estate.
Impairment of real estate was nil for the year ended December 31, 2023 compared to $13.4 million in the prior year. The impairment for the year ended December 31, 2022 was related to the write down of the carrying amounts of 190 Office Center and Cascade Station, to fair value.
Cash Flows
Comparison of Period Ended December 31, 2023 to Period Ended December 31, 2022
Cash, cash equivalents and restricted cash were $43.4 million and $44.3 million as of December 31, 2023 and December 31, 2022, respectively.
Cash flow from operating activities.
Net cash provided by operating activities decreased by $49.5 million to $57.2 million for the year ended December 31, 2023 compared to $106.7 million for the year ended December 31, 2022. The decrease was primarily attributable to receipts from the sales-type lease related to Lake Vista Pointe for the year ended December 31, 2022.

Cash flow to investing activities.
Net cash used in investing activities decreased by $5.8 million to $41.3 million for the year ended December 31, 2023 compared to $47.1 million for the year ended December 31, 2022. The decrease in cash used in investing activities was primarily attributable to lower additions to real estate properties and deferred leasing costs in the current year. This decrease was partially offset by an increase in cash used in investing activities attributable to the reduction of cash on disposition of real estate property in the current year related to 190 Office Center.
Cash flow to financing activities.
Net cash used in financing activities decreased by $40.8 million to $16.8 million for the year ended December 31, 2023 compared to $57.6 million for the year ended December 31, 2022. The decrease in cash used in financing activities was primarily attributable to repurchases of common stock for the year ended December 31, 2022 and the decrease in net borrowings for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $30.1 million of cash and cash equivalents and $13.3 million of restricted cash as of December 31, 2023.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. As of December 31, 2023, of the $375 million total authorized borrowings, we had approximately $200.0 million outstanding under our Unsecured Credit Facility, $75.0 million outstanding under term loans and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender.
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
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal year ended December 31, 2023.
After considering the effect of the work-from-home trend upon our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
As of December 31, 2023, the lenders for three of our mortgage borrowings have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. For these three properties, the total restricted cash as of December 31, 2023 was $9.3 million.
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
In addition to the incurrence of debt and the offering of equity securities, dispositions of property may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets or from sales of properties. Capital from these types of transactions is intended to be redeployed into property acquisitions, capital improvements, or to pay down existing debt. For example, the loan on our Cascade Station property in Portland matures in 2024, and the loan’s maturity presents us with the potential to make a disposition of the property to the lender.
Consolidated Indebtedness as of December 31, 2023
On January 5, 2023, the Company transitioned the borrowing rate of its Unsecured Credit Facility and $50 million term loan from LIBOR to daily-simple SOFR. The Company applied the practical expedients available under the reference rate reform guidance and accounted for the modifications as continuations of the existing contracts.

As of December 31, 2023, we had approximately $672.7 million of outstanding consolidated principal indebtedness, 91.1% of which is effectively fixed rate debt when factoring in interest rate swaps. The following table sets forth information as of December 31, 2023 with respect to our outstanding indebtedness (in thousands), including the impact of the effective interest rate swaps described in Note 7 of the consolidated financial statements:

Property	December 31, 2023	Interest Rate as of December 31, 2023 (1)	Maturity
Unsecured Credit Facility (2)(4)	$200,000	SOFR +1.50% (1)(2)	November 2025
Term Loan (3)	50,000	SOFR +1.35% (1)(3)	September 2024
Term Loan (4)	25,000	6.00% (4)	January 2026
Mission City	45,994	3.78%	November 2027
Canyon Park (5)	38,932	4.30%	March 2027
Circle Point	38,789	4.49%	September 2028
SanTan (6)	31,501	4.56%	March 2027
Intellicenter	30,682	4.65%	October 2025
The Quad	30,600	4.20%	September 2028
2525 McKinnon	27,000	4.24%	April 2027
FRP Collection (7)	26,139	7.05% (7)	August 2028
Greenwood Blvd	20,856	3.15%	December 2025
Cascade Station (8)	20,752	4.55%	May 2024
5090 N. 40th St	20,370	3.92%	January 2027
AmberGlen	20,000	3.69%	May 2027
FRP Ingenuity Drive (9)	15,860	4.44%	December 2024
Central Fairwinds	15,826	3.15%	June 2024
Carillon Point (7)	14,419	7.05% (7)	August 2028
190 Office Center (10)	—	—	—

Total Principal	672,720
Deferred financing costs, net	(3,258)
Unamortized fair value adjustments	48

Total	$669,510

(1)	As of December 31, 2023, the daily-simple SOFR rate was 5.38%.
(2)
Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of December 31, 2023, the Unsecured Credit Facility had $200.0 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(3)
Borrowings under the $50 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 225 basis points depending upon the Company’s consolidated leverage ratio. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term by a $50 million interest rate swap at 1.17%.

(4)
On January 5, 2023, the Company entered into a second amendment to its amended and restated credit agreement, dated November 16, 2021 for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. Borrowings under the $25 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 210 basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $25 million, effectively fixing the SOFR component of the borrowing rate of the term loan at 3.90%.

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

(6)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of December 31, 2023, the DSCR and debt yield covenants were still not met. As of December 31, 2023, total restricted cash for the property was $4.1 million.

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

(8)
In the first quarter of 2023, a ‘cash-sweep period’ began for the Cascade Station loan due to the non-renewal
of a major tenant’s leased space in the building. As of December 31, 2023, total restricted cash for the property was $2.0 million.

(9)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of December 31, 2023, the DSCR was still not met. As of December 31, 2023 and December 31, 2022, total restricted cash for the property was $3.2 million and $2.6 million, respectively.

(10)
In the second quarter of 2023, the
non-recourse
debt associated with the 190 Office Center property was deconsolidated as a result of the appointment of a receiver to assume possession and control of the property. The loan balance as of the date of deconsolidation was $38.6 million.

Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of December 31, 2023, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2024	2025-2026	2027-2028	More than 5 years
Principal payments on mortgage loans	$672,720	$107,675	$284,260	$280,785	$—
Interest payments (1)	83,938	31,323	40,103	12,512	—
Tenant-related commitments	12,104	12,104	—	—	—
Lease obligations	36,264	658	1,510	1,190	32,906

Total	$805,026	$151,760	$325,873	$294,487	$32,906

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at December 31, 2023. Contracted interest on our term loans, part of the Unsecured Credit Facility, the FRP Collection loan and the Carillon Point loan were calculated based on the interest rate swap rates fixing the SOFR component of the borrowing rates.

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
As of December 31, 2023, 91.1% of our outstanding consolidated indebtedness was effectively fixed rate debt when factoring in interest rate swaps.
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
We currently consider our interest rate exposure to be moderate because as of December 31, 2023, approximately $612.7 million, or 91.1%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $60.0 million, or 8.9%, had variable interest rates. The $612.7 million fixed rate debt includes the $50.0 million term loan, the $25.0 million term loan, $140.0 million of the Unsecured Credit Facility, the $26.1 million FRP Collection loan and the $14.4 million Carillon Point loan against which we have applied interest rate swaps. The interest rate swaps effectively fix the Secured Overnight Financing Rate (“SOFR”) component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $0.6 million increase to our annual interest costs on debt outstanding as of December 31, 2023 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $0.6 million decrease to our annual interest costs on debt outstanding as of December 31, 2023 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2024 annual stockholders’ meeting.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss)/income, changes in equity, and cash flows for each of the years in the three-year
period ended December 31, 2023,

and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year
period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Revenue recognition for new and modified lease arrangements
As discussed in Note 2 to the consolidated financial statements, the Company generally recognizes lease revenue on a straight-line basis over the term of the lease. The timing and amount of revenue recognized on a straight-line basis for new and modified leases is impacted by the determination of who is the accounting owner of the tenant improvements of the leased space for accounting purposes. The cost to construct tenant improvements is either recorded as a reduction of lease revenue on a straight-line basis over the lease term or as a capital asset amortized on a straight-line basis over the lease term, depending on whether the tenant improvements are determined to be owned by the Company or the tenant. As discussed in Note 9 to the consolidated financial statements, during the year ended December 31, 2023, the Company reported $176.0 million of lease revenue, which includes revenue related to new and modified lease arrangements.
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
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
City Office REIT, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited City Office REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss)/income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/
KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
February 22, 2024

City Office REIT, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share data)

	December 31, 2023	December 31, 2022
Assets
Real estate properties
Land	$193,524	$199,537
Building and improvement	1,194,819	1,215,000
Tenant improvement	152,540	139,365
Furniture, fixtures and equipment	820	689

	1,541,703	1,554,591
Accumulated depreciation	(218,628)	(175,720)

	1,323,075	1,378,871

Cash and cash equivalents	30,082	28,187
Restricted cash	13,310	16,075
Rents receivable, net	53,454	44,429
Deferred leasing costs, net	21,046	21,989
Acquired lease intangible assets, net	42,434	55,438
Other assets	27,975	29,450

Total Assets	$1,511,376	$1,574,439

Liabilities and Equity
Liabilities:
Debt	$669,510	$690,099
Accounts payable and accrued liabilities	29,070	35,753
Deferred rent	7,672	9,147
Tenant rent deposits	7,198	7,040
Acquired lease intangible liabilities, net	7,736	9,150
Other liabilities	17,557	20,076

Total Liabilities	738,743	771,265

Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of December 31, 2023 and 2022	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 39,938,451 and 39,718,767 shares issued and outstanding as of December 31, 2023 and 2022	399	397
Additional paid-in capital	438,867	436,161
Retained earnings	221,213	251,542
Accumulated other comprehensive (loss)/income	(248)	2,731

Total Stockholders’ Equity	772,231	802,831
Non-controlling interests in properties	402	343

Total Equity	772,633	803,174

Total Liabilities and Equity	$1,511,376	$1,574,439

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Rental and other revenues	$179,096	$180,485	$164,041
Operating expenses:
Property operating expenses	69,997	67,739	58,005
General and administrative	14,841	13,782	15,489
Depreciation and amortization	62,987	62,495	57,317
Impairment of real estate	—	13,444	—

Total operating expenses	147,825	157,460	130,811

Operating income	31,271	23,025	33,230
Interest expense:
Contractual interest expense	(31,876)	(25,784)	(23,268)
Amortization of deferred financing costs and debt fair value	(1,296)	(1,218)	(1,332)

	(33,172)	(27,002)	(24,600)
Net (loss)/gain on disposition of real estate property	(134)	21,658	476,651

Net (loss)/income	(2,035)	17,681	485,281
Less:
Net income attributable to non-controlling interests in properties	(647)	(691)	(886)

Net (loss)/income attributable to the Company	(2,682)	16,990	484,395
Preferred stock distributions	(7,420)	(7,420)	(7,420)

Net (loss)/income attributable to common stockholders	$(10,102)	$9,570	$476,975

Net (loss)/income per common share:
Basic	$(0.25)	$0.23	$10.97

Diluted	$(0.25)	$0.22	$10.80

Weighted average common shares outstanding:
Basic	39,922	42,052	43,498

Diluted	39,922	42,866	44,145

Dividend distributions declared per common share	$0.50	$0.80	$0.65

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Net (loss)/income	$(2,035)	$17,681	$485,281
Other comprehensive (loss)/income:
Unrealized cash flow hedge gain	417	3,336	989
Amounts reclassified to interest expense	(3,438)	(223)	589

Other comprehensive (loss)/income	(3,021)	3,113	1,578

Comprehensive (loss)/income	(5,056)	20,794	486,859
Less:
Comprehensive income attributable to non-controlling interests in properties	(605)	(691)	(886)

Comprehensive (loss)/income attributable to the Company	$(5,661)	$20,103	$485,973

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Changes in Equity
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	(Accumulated deficit)/ retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non-controlling interests in properties	Total equity
Balance—January 1, 2021	4,480	$112,000	43,397	$433	$479,411	$(172,958)	$(1,960)	$416,926	$949	$417,875
Restricted stock award grants and vesting	—	—	157	2	2,650	(228)	—	2,424	—	2,424
Common stock dividend distribution declared	—	—	—	—	—	(28,287)	—	(28,287)	—	(28,287)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	286	286
Distributions	—	—	—	—	—	—	—	—	(1,142)	(1,142)
Net income	—	—	—	—	—	484,395	—	484,395	886	485,281
Other comprehensive income	—	—	—	—	—	—	1,578	1,578	—	1,578

Balance—December 31, 2021	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595

Restricted stock award grants and vesting	—	—	171	2	4,142	(352)	—	3,792	—	3,792
Common stock repurchased	—	—	(4,007)	(40)	(50,042)	—	—	(50,082)	—	(50,082)
Common stock dividend distribution declared	—	—	—	—	—	(33,178)	—	(33,178)	—	(33,178)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	170	170
Distributions	—	—	—	—	—	—	—	—	(1,497)	(1,497)
Net income	—	—	—	—	—	16,990	—	16,990	691	17,681
Other comprehensive income	—	—	—	—	—	—	3,113	3,113	—	3,113

Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174

Restricted stock award grants and vesting	—	—	220	2	2,706	(257)	—	2,451	—	2,451
Common stock dividend distribution declared	—	—	—	—	—	(19,970)	—	(19,970)	—	(19,970)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	231	231
Distributions	—	—	—	—	—	—	—	—	(777)	(777)
Net (loss)/income	—	—	—	—	—	(2,682)	—	(2,682)	647	(2,035)
Other comprehensive loss	—	—	—	—	—	—	(2,979)	(2,979)	(42)	(3,021)

Balance—December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633

The accompanying notes are an integral part of these consolidated financial statements
.

City Office REIT, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss)/income	$(2,035)	$17,681	$485,281
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	62,987	62,495	57,317
Amortization of deferred financing costs and debt fair value	1,296	1,218	1,332
Amortization of above and below market leases	1,069	75	343
Straight-line rent/expense	(7,704)	(9,218)	(566)
Non-cash stock compensation	4,094	3,879	2,641
Receipts from sales-type lease	—	43,549	—
Net loss/(gain) on disposition of real estate property	134	(21,658)	(476,651)
Impairment of real estate	—	13,444	—
Changes in non-cash working capital:
Rents receivable, net	(897)	(6,033)	(654)
Other assets	(884)	(10)	(345)
Accounts payable and accrued liabilities	281	2,833	451
Deferred rent	(1,316)	(2,453)	3,653
Tenant rent deposits	198	875	420

Net Cash Provided By Operating Activities	57,223	106,677	73,222

Cash Flows to Investing Activities:
Additions to real estate properties	(32,487)	(37,485)	(17,869)
Acquisition of real estate	—	—	(632,317)
Net proceeds from sale of real estate	—	—	640,995
Reduction of cash on disposition of real estate property	(4,050)	—	—
Deferred leasing costs	(4,802)	(9,565)	(8,190)

Net Cash Used In Investing Activities	(41,339)	(47,050)	(17,381)

Cash Flows to Financing Activities:
Debt issuance and extinguishment costs	(743)	—	(2,506)
Proceeds from borrowings	35,000	97,500	180,000
Repayment of borrowings	(17,483)	(62,270)	(202,442)
Dividend distributions paid to stockholders	(31,339)	(41,365)	(33,506)
Repurchases of common stock	—	(50,082)	—
Distributions to non-controlling interests in properties	(777)	(1,497)	(1,142)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,643)	(87)	(216)
Contributions from non-controlling interests in properties	231	170	286

Net Cash Used In Financing Activities	(16,754)	(57,631)	(59,526)

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(870)	1,996	(3,685)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	44,262	42,266	45,951

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,392	$44,262	$42,266

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	30,082	28,187	21,321
Restricted Cash, End of Period	13,310	16,075	20,945

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,392	$44,262	$42,266

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$30,773	$23,064	$23,344
Purchase of additions in real estate properties included in accounts payable	$6,963	$13,004	$5,815
Purchase of deferred leasing costs included in accounts payable	$1,216	$1,274	$2,790
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
Use of Estimates
The Company has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. Significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination and measurement of impairment of long-lived assets and the useful lives of long-lived assets. These estimates and assumptions are based on the Company’s best estimates and judgment. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. Actual results could differ materially from those estimates.
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
Business Combinations
When a property is acquired, management considers the substance of the agreement in determining whether the acquisition represents an asset acquisition or a business combination. Upon acquisitions of properties that constitute a business, the fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place
leases and value of tenant relationships, based in each case on their fair values. For acquisitions that do not meet the business combination accounting criteria, these are accounted for as asset acquisitions. The Company allocates the cost of the acquisition, which includes any associated acquisition costs, to individual assets and liabilities assumed on a relative fair value basis. Also, non-controlling
interests acquired are recorded at estimated fair market value.
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
Revenue Recognition
The Company recognizes lease revenue on a straight-line basis over the term of the lease. Certain leases allow for the tenant to terminate the lease, but the tenant must make a termination payment as stipulated in the lease. If the termination payment is in such an amount that continuation of the lease appears, at the time of lease inception, to be reasonably assured, then the Company recognizes revenue over the term of the lease. The

Company has determined that for these leases, the termination payment is in such an amount that continuation of the lease appears, at the time of inception, to be reasonably assured. The Company recognizes lease termination fees as revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the consolidated balance sheets.
If the Company funds tenant improvements and the tenant improvements are determined to be owned by the Company, revenue recognition will commence when control of the space is turned over to the tenant. Tenant improvements are deferred and amortized on a straight-line basis over the lease term. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a reduction of lease revenue on a straight-line basis over the lease term.
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
Leases
The Company classifies leases as a sales-type, direct financing, or operating lease and recognizes leases on-balance
sheet where it is the lessee. The Company determines if an arrangement is a lease at inception. Operating and financing right-of-use
assets and lease liabilities are included within other assets and other liabilities on the consolidated balance sheets.
Right-of-use
assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
Right-of-use
assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments.
Right-of-use
assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain the Company will exercise that option. For lease agreements with lease and non-lease
components, the Company accounts for the components as a single combined lease component.
Real Estate Properties
Real estate properties are stated at cost less accumulated depreciation, except land. Depreciation is computed on the straight-line basis over estimated useful lives of:

Years
Buildings	29-59
Furniture, fixtures and equipment	4-10
Expenditures for maintenance and repairs are charged to operating expenses as incurred.
Impairment of Real Estate Properties
Long-lived assets currently in use are reviewed periodically for possible impairment and will be written down to fair value if determined impaired. Long-lived assets to be disposed of are written down to the lower of cost or fair value less the estimated cost to sell. The Company reviews its real estate properties for impairment when there is an event or a change in circumstances that indicates that the carrying amount may not be recoverable. The Company measures and records impairment losses and reduces the carrying amount of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where the Company does not expect to recover the carrying amount of properties held for use, the Company reduces its carrying amount to fair value. The valuation of impaired assets is determined using valuation techniques including discounted cash flow analysis, analysis of recent comparable sales transactions and purchase offers received from third parties. The Company may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.
Variable Interest Entit
ies
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
Concentration of Credit Risk
The Company places its temporary cash investments in high credit financial institutions. However, a portion of temporary cash investments may exceed Federal Deposit Insurance Corporation insured levels from time to time. The Company has never experienced any losses related to these balances.
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
corporate rates.
Non-controlling
Interests
The Company follows the provisions pertaining to
non-controlling
interests of ASC Topic 810, Consolidation. A
non-controlling
interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Among other matters, the non-controlling
interest standards require that
non-controlling
interests be reported as part of equity in the consolidated balance sheet (separately from the controlling interest’s equity).

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
Derivative Instruments and Hedging Activities
The Company enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. For derivatives that qualify as hedging instruments, an entity must designate the instruments as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation.
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
In November 2023, the FASB issued ASU
No. 2023-07
(“ASU
2023-07”)
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will enhance segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. This standard must be applied retrospectively to all periods presented in the financial statements. The Company has not yet adopted the standard and is currently evaluating the impact of ASU
2023-07
on the Company’s consolidated financial statements and disclosures.
3. Rents Receivable, Net
The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2023	December 31, 2022
Billed receivables	$5,132	$4,675
Straight-line receivables (unbilled receivables)	48,322	39,754

Total rents receivable	$53,454	$44,429

As of December 31, 2023, the Company’s allowance for doubtful accounts was nominal. As of December 31, 2022, the Company’s allowance for doubtful accounts was $0.1 million.

4. Real Estate Investments
Acquisitions
During the years ended December 31, 2023, December 31, 2022 and December 31, 2021 the Company acquired the following properties:

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

As part of the Block 23 acquisition, the Company was assigned an agreement from the prior owner for a billboard asset located at the property. The Company and a third party each hold a 50% undivided interest in the billboard and the related debt associated with the asset. The Company has accounted for this arrangement under the equity method. As of the acquisition date, the fair value assigned to the equity method investment was $0.3 million, which was included in other assets. As of December 31, 2023, the Company’s interest in the investment was $0.3 million.
Disposition of Real Estate Property
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
Based on its analysis, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of May 15, 2023. The Company deconsolidated the net carrying value of real estate assets of
$
35.7

million, the mortgage loan of
$
38.6

million, cash and restricted cash of
$
4.0

million and net current liabilities of
$
1.0

million. For the year ended December 31, 2023, the Company recognized a loss on deconsolidation of
$
0.1

million, which has been included within net loss/gain on disposition of real estate property on the Company’s consolidated statement of operations and statement of cash flows. During the fourth quarter of 2023, title of the property was transferred to the lender.

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
Sorrento Mesa
On December 2, 2021, the Company sold the Sorrento Mesa portfolio (“Sorrento Mesa”) in San Diego, California for a gross sales price of $576.0 million, resulting in an aggregate gain of $429.3 million net of $28.3 million of disposal-related costs
.
Cherry Creek
On February 10, 2021, the Company sold the Cherry Creek property in Denver,
Colorado
for a gross sales price of $95.0 million, resulting in an aggregate gain of $47.4 million net of disposal-related costs.
Impairment of Real Estate
There was no impairment of real estate during the year ended December 31, 2023. In December 2022, the Company determined there were indicators of impairment for two of its properties, which resulted in the Company recognizing impairment of real estate for $13.4 million. The impairment was related to the write down of the carrying amount of 190 Office Center in Dallas, Texas and Cascade Station in Portland, Oregon for $6.9 million and $6.5 million, respectively, to fair value. Fair value was determined based either on recent comparable sales transactions (adjusted for relevant factors such as the size, quality and occupancy rates of comparable properties) or on reports provided by an external valuator (which considered comparable sales transactions, discounted cash flows and other factors), each of which are classified as Level 3 inputs. There was no impairment of real estate during the year ended December 31, 2021.
5. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of December 31, 2023 and December 31, 2022 were comprised as follows (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$17,463	$73,128	$32,541	$123,132	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(10,222)	(51,290)	(19,186)	(80,698)	7,314	56	7,370

	$7,241	$21,838	$13,355	$42,434	$(7,654)	$(82)	$(7,736)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2022	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$18,793	$78,720	$34,123	$131,636	$(15,682)	$(138)	$(15,820)
Accumulated amortization	(9,069)	(49,772)	(17,357)	(76,198)	6,618	52	6,670

	$9,724	$28,948	$16,766	$55,438	$(9,064)	$(86)	$(9,150)

The estimated aggregate amortization expense for lease intangibles for the five succeeding years and in the aggregate are as follows (in thousands):

2024	$6,371
2025	6,201
2026	5,888
2027	4,901
2028	4,206
Thereafter	7,131

$34,698

6. Debt
On January 5, 2023, the Company transitioned the borrowing rate of its unsecured credit facility (the “Unsecured Credit Facility”) and $50 million term loan from LIBOR to daily-simple SOFR. The Company applied the practical expedients available under the reference rate reform guidance and accounted for the modifications as continuations of the existing contracts.
The following table summarizes the outstanding indebtedness as of December 31, 2023 and 2022 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 7:

Property	December 31, 2023	December 31, 2022	Interest Rate as of December 31, 2023		Maturity
Unsecured Credit Facility (2)(4)	$200,000	$200,500	SOFR +1.50	% (1)(2)	November 2025
Term Loan (3)	50,000	50,000	SOFR +1.35	% (1)(3)	September 2024
Term Loan (4)	25,000	—	6.00	% (4)	January 2026
Mission City	45,994	46,859	3.78%		November 2027
Canyon Park (5)	38,932	39,673	4.30%		March 2027
Circle Point	38,789	39,440	4.49%		September 2028
SanTan (6)	31,501	32,140	4.56%		March 2027
Intellicenter	30,682	31,297	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection (7)	26,139	26,784	7.05	% (7)	August 2028
Greenwood Blvd	20,856	21,396	3.15%		December 2025
Cascade Station (8)	20,752	21,192	4.55%		May 2024
5090 N. 40th St	20,370	20,810	3.92%		January 2027
AmberGlen	20,000	20,000	3.69%		May 2027
FRP Ingenuity Drive (9)	15,860	16,165	4.44%		December 2024
Central Fairwinds	15,826	16,273	3.15%		June 2024
Carillon Point (7)	14,419	14,773	7.05	% (7)	August 2028
190 Office Center (10)	—	38,894	—		—

Total Principal	672,720	693,796
Deferred financing costs, net	(3,258)	(3,887)
Unamortized fair value adjustments	48	190

Total	$669,510	$690,099

(1)	As of December 31, 2023, the daily-simple SOFR rate was 5.38%.
(2)
Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of December 31, 2023, the Unsecured Credit Facility had $200.0 million drawn and a $4.2 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(3)
Borrowings under the $50 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 225 basis points depending upon the Company’s consolidated leverage ratio. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term
by a $50 million interest rate swap at 1.17%.

(4)
On January 5, 2023, the Company entered into a second amendment to its amended and restated credit agreement
, dated November 16, 2021 for the Unsecured Credit Facility and entered into a three-year $
25
 million term loan, increasing its total authorized borrowings from $
350
 million to $
375
 million. Borrowings under the $
25
 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of
210
basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $
25
 million, effectively fixing the SOFR component of the borrowing rate of the term loan at
3.90
%.

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

(6)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of December 31, 2023, the DSCR and debt yield covenants were still not met. As of
December
31, 2023, total restricted cash for the property was $4.1 million.

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

(8)
In the first quarter of 2023, a ‘cash-sweep period’ began for the Cascade Station loan due to the non-renewal
of a major tenant’s leased space in the building. As of December 31, 2023, total restricted cash for the property was $2.0 million.

(9)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of December 31, 2023, the DSCR was still not met. As of December 31, 2023 and December 31, 2022, total restricted cash for the property was $3.2 million and $2.6 million, respectively.

(10)
In the second quarter of 2023, the non-recourse debt associated with the 190 Office Center property was deconsolidated as a result of the appointment of a receiver to assume possession and control of the property. The loan balance as of the date of deconsolidation was
$38.6
million.

The scheduled principal repayments of mortgage payable as of December 31, 2023 are as follows (in thousands):

2024	$107,675
2025	254,697
2026	29,563
2027	176,477
2028	104,308
Thereafter	—

$672,720

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

In September 2019, the Company entered into a LIBOR interest rate swap for a notional amount of $50.0 million. In
January 2023, the Company amended the $
50.0
 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
1.17
%
for the remainder of the five-year term
.
In January 2023, the Company entered into an interest rate swap for a notional amount of $25.0 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 3.90% for the three-year term.
In February 2023, the Company entered into an interest rate swap for a notional amount of $140.0 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.19% for the three-year term.
In August 2023, the Company entered into an interest rate swap at FRP Collection for an initial notional amount of $26.3 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.30% for the five-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.

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
The interest rate swaps have been designated and qualify as cash flow hedges and have been recognized on the consolidated balance sheets at fair value, presented within other assets and other liabilities. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.
The following table summarizes the Company’s derivative financial instruments as of December 31, 2023 and December 31, 2022 (in thousands):

	Notional Value December 31, 2023	Effective Date	Maturity Date	Fair Value Assets/(Liabilities)
				December 31, 2023	December 31, 2022
Interest Rate Swap	$50,000	September 2019	September 2024	$1,268	$2,731
Interest Rate Swap	25,000	January 2023	January 2026	49	—
Interest Rate Swap	140,000	March 2023	November 2025	(295)	—
Interest Rate Swap	26,139	August 2023	August 2028	(846)	—
Interest Rate Swap	14,419	August 2023	August 2028	(466)	—

	$255,558			$(290)	$2,731

For the year ended December 31, 2023, approximately $3.4 million of net realized gains were reclassified to interest expense due to payments received from the swap counterparty. For the year ended December 31, 2022, approximately $0.2 million of net realized gains were reclassified to interest expense due to payments received from the swap counterparty.

Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loans
based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $343.1 million and $420.7 million (compared to a carrying value of $357.2 million and $443.3 million) as of December 31, 2023 and December 31, 2022, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
8. Related Party Transactions
Administrative Services Agreements
On October 29, 2018, the Company entered into the First Amendment (the “Amendment”) to the Administrative Services Agreement with real estate investment funds affiliated with Second City Capital II
Corporate and Second City Real Estate II Corporation (“SCRE II”). The terms of the Amendment were effective on February 1, 2019 (the “Effective Date”). After February 1, 2019, the annual fees payable to the Company were
$
500,000
for the first twelve months following the Effective Date and thereafter an amount equal to
40
% of the management fee paid to SCRE II by the fund managed by SCRE II. During the years ended December 31, 2023, 2022, and 2021, the Company earned $
0.1
 million, $
0.3
 million, and $
0.4
 million, respectively, in administrative services performed for SCRE II and its affiliates.
On July 31, 2019, an indirect, wholly owned subsidiary of the Company entered into an administrative services agreement with Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (together, “Clarity”), entities affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entities managing the Clarity funds. During the years ended December 31, 2023, 2022, and 2021, the Company earned

$0.2 million, $0.3 million, and $0.2 million, respectively, in administrative services performed for Clarity.
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

The Company recognized fixed and variable lease payments for operating leases for the years ended December 31, 2023 and December 31, 2022 as follows (in thousands):

	Years Ended December 31,
	2023	2022
Fixed payments	$149,203	$154,126
Variable payments	26,826	24,827

	$176,029	$178,953

The Company ceased recognizing rental lease income with respect to the 190 Office Center property on the deconsolidation of the entity on May 15, 2023 (refer to Note 4).
The Company recognized interest income of $0.6 million and variable lease payments of $0.2 million for the sales-type lease at the Lake Vista Pointe property for the year ended December 31, 2022.

Future minimum lease payments to be received as of December 31, 2023 under noncancellable operating leases for the next five years and thereafter are as follows (in thousands):

2024	$126,964
2025	116,129
2026	105,597
2027	88,679
2028	74,116
Thereafter	160,944

$672,429

The Company’s leases may include various provisions such as scheduled rent increases, renewal options, purchase options and termination options. The majority of the Company’s leases include defined rent increase rather than variable payments based on an index or unknown rate.
The Company, through wholly owned subsidiaries, is the landlord under leases totaling approximately
177,000
square feet with subsidiaries of WeWork Inc. (“WeWork”) at three of the Company’s properties. WeWork announced on November 6, 2023 that it filed for Chapter 11 bankruptcy protection. As of December 31, 2023, WeWork was operating at all three locations and the leases with Block 23, The Terraces and Bloc 83 had not been rejected as part of the WeWork bankruptcy proceedings. As at December 31, 2023, the Company assessed the likelihood of lease rejection and collection of contractual lease payments across the three locations and determined at Block 23 it was not probable that the lease payments would be collected and therefore the straight-line rent receivable and acquired lease intangible balances should be written-off. This
resulted in a
$1.4
million reduction in rental and other revenues and a
$1.5

million increase to depreciation and amortization expense. Subsequent to December 31, 2023 the lease at Block 23 was rejected effective February 7, 2024. As of December 31, 2023, the remaining balance sheet exposure to WeWork was
$1.4
million in straight-line rent receivables,
$2.8
million in tenant improvements, and
$8.5
million in acquired lease intangible assets. The Company continues to monitor rental payments and potential lease rejection related to WeWork.

Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of December 31, 2023, these leases had remaining terms of three
to 65 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s consolidated balance sheet as follows (in thousands):

	December 31, 2023	December 31, 2022
Right -of-use asset – operating leases	$12,564	$12,935
Lease l iability – operating leases	$8,550	$8,802
Right -of-use asset – financing leases	$9,820	$10,054
Lease liability – financing leases	$1,551	$1,475
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
Operating lease expense for the years ended December 31, 2023 and 2022 was $0.9 million and $1.0 million, respectively. Financing lease expense for the years ended December 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating and finance leases as of December 31, 2023 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2024	$651	$7
2025	770	8
2026	724	8
2027	587	8
2028	587	8
Thereafter	25,976	6,930

Total future minimum lease payments	29,295	6,969
Discount	(20,745)	(5,418)

Total	$8,550	$1,551

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2023, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
1
1. Earnings per Share
The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share amounts):

	Years ended December 31,
	2023	2022	2021
Net (loss)/income	$(2,035)	$17,681	$485,281
Less: Net income attributable to non-controlling interests in properties	(647)	(691)	(886)
Less: Net income attributable to preferred stockholders	(7,420)	(7,420)	(7,420)

Numerator for basic and diluted EPS	$(10,102)	$9,570	$476,975

Denominator for basic EPS	39,922	42,052	43,498
Dilutive effect of RSUs and PSUs	—	814	647

Denominator for dilutive EPS	39,922	42,866	44,145

Net (loss)/income per common share:
Basic	$(0.25)	$0.23	$10.97
Diluted	$(0.25)	$0.22	$10.80
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
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James &

Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up t
o
15,000,000
shares of common stock and up to
1,000,000
shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021.
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
There were no shares repurchased during the year ended December 31, 2023. During the year ended December 31, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million. There were no shares repurchased during the year ended December 31, 2021.
Common Stock and Common Unit Distributions
During the year ended December 31, 2023, the Company declared aggregate cash distributions to common stockholders and common unitholders of $20.0 million. The Company paid aggregate cash distributions of $23.9 million for the year ended December 31, 2023 and $4.0 million was payable as of December 31, 2023, which is included within other liabilities on the consolidated balance sheets.
During the year ended December 31, 2023, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2023 – March 31, 2023	$0.20	March 14, 2023	April 11, 2023	April 25, 2023
April 1, 2023 – June 30, 2023	0.10	May 5, 2023	July 7, 2023	July 21, 2023
July 1, 2023 – September 30, 2023	0.10	September 15, 2023	October 10, 2023	October 24, 2023
October 1, 2023 – December 31, 2023	0.10	December 15, 2023	January 10, 2024	January 24, 2024

Total	$0.50

Preferred Stock Distributions
During the year ended December 31, 2023, the Company declared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.4 million for the year ended December 31, 2023 and $1.9 million was payable as of December 31, 2023, which is included within in other liabilities on the consolidated balance sheets.
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
During the first quarter of 2023, the Performance RSU Awards granted in January 2020, with a January 1, 2020 through December 31, 2022 Measurement Period, were vested at 150% of the target number of shares granted based on achievement of a TSR that was at or above the 75th percentile of the 2020 Peer Group.

The following table summarizes the activity of the awards under the Equity Incentive Plan for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2020	332,435	97,500
Granted	169,500	120,000
Issuance of dividend equivalents	18,665	—
Vested	(177,038)	—
Forfeited	(1,403)	—

Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	25,987	—
Vested	(177,812)	—

Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	43,721	—
Vested	(216,520)	(97,500)
Forfeited	(1,802)	—

Outstanding at December 31, 2023	451,741	424,888

During the years ended December 31, 2023, December 31, 2022 and December 31, 2021 the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain
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
During the years ended December 31, 2023, December 31, 2022 and
December
31, 2021 the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2023	$2,542	$1,552	$4,094
2022	2,554	1,325	3,879
2021	1,833	808	2,641
As of December 31, 2023, there was $4.7 million of unrecognized share-based compensation expense, which will be recognized over the next two years, with a weighted average period of approximately one year.

City Office REIT, Inc.
SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2023
(In th
o
usands)

		Initial Costs to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2023 (1)
Description	Encumbrances (2)	Land	Buildings and Improvements	Improvements (3)	Land	Building and Improvements	Total	Accumulated Amortization	Year of Construction	Year Acquired
AmberGlen	$20,000	$6,546	$3,490	$2,166	$6,546	$5,656	$12,202	$3,086	1984-1998	2009
City Center	—	3,123	10,656	13,315	3,123	23,971	27,094	10,436	1984	2010
Central Fairwinds	15,826	1,747	9,751	7,780	1,747	17,531	19,278	6,769	1982	2012
Florida Research Park	41,999	11,446	56,475	7,425	11,446	63,900	75,346	17,382	1999	2014; 2016
Superior Pointe	—	3,153	19,834	3,876	3,153	23,710	26,863	7,067	2000	2015
Denver Tech	—	18,002	52,719	11,306	18,002	64,025	82,027	15,158	1999; 1997	2015; 2019
Intellicenter	30,682	5,244	34,278	164	5,244	34,442	39,686	8,472	2008	2015
Carillon Point	14,419	5,172	17,316	2,142	5,172	19,458	24,630	5,997	2007	2016
Park Tower	—	3,479	68,656	24,901	3,479	93,557	97,036	24,705	1973	2016
5090 N 40 th St	20,370	6,696	32,123	4,669	6,696	36,792	43,488	7,827	1988	2016
SanTan	31,501	6,803	37,187	7,653	6,803	44,840	51,643	10,662	2000-2003	2016
2525 McKinnon	27,000	10,629	34,515	3,240	10,629	37,755	48,384	7,263	2003	2017
Mission City	45,994	25,741	41,474	12,722	25,741	54,196	79,937	16,547	1990-2007	2017
Papago Tech	—	10,746	19,762	2,028	10,746	21,790	32,536	5,259	1993-1995	2017
Pima Center	—	—	45,133	11,126	—	56,259	56,259	10,762	2006-2008	2018
Circle Point	38,789	9,320	39,101	6,784	9,320	45,885	55,205	10,280	2001	2018
The Quad	30,600	8,079	39,858	432	8,079	40,290	48,369	7,072	1982	2018
Greenwood Blvd	20,856	3,945	26,019	1,224	3,945	27,243	31,188	4,836	1997	2018
Camelback Square	—	11,738	37,922	8,503	11,738	46,425	58,163	8,050	1978	2018
Canyon Park	38,932	7,098	38,416	6,628	7,098	45,044	52,142	7,772	1993; 1999	2019
Cascade Station	20,752	—	27,220	(8,568)	—	18,652	18,652	757	2008-2009	2019
Block 23	—	—	115,747	8,737	—	124,484	124,484	5,885	2019	2021
The Terraces	—	15,861	101,455	6,901	15,861	108,356	124,217	5,237	2017	2021
Bloc 83	—	18,956	280,313	13,605	18,956	293,918	312,874	11,347	2019; 2021	2021
Corporate	275,000	—	—	—	—	—	—	—

Total	$672,720	$193,524	$1,189,420	$158,759	$193,524	$1,348,179	$1,541,703	$218,628

(1)	The aggregate cost for federal tax purposes as of December 31, 2023 of our real estate assets was approximately $1.0 billion.
(2)	Encumbrances represent total principal debt which excludes net deferred financing costs of $3.3 million.
(3)	Includes impairment recorded subsequent to acquisition for Cascade Station.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Real Estate Properties
Balance, beginning of year	$1,554,591	$1,568,653	$1,086,809
Acquisitions	—	—	587,403
Dispositions and Impairments	(39,333)	(58,735)	(121,602)
Capital improvements	26,445	44,673	16,043

Balance, end of year	$1,541,703	$1,554,591	$1,568,653

Accumulated Depreciation
Balance, beginning of year	$175,720	$157,356	$131,220
Depreciation	47,266	46,654	39,106
Dispositions and Impairments	(4,358)	(28,290)	(12,970)

Balance, end of year	$218,628	$175,720	$157,356

EXHIBIT INDEX

Exhibit Number	Description

1.1	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and KeyBanc Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.2	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.3	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.4	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.5	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

1.6	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020)

1.7	Equity Distribution Agreement, dated February 26, 2020, by and among City Office REIT, Inc., City Office Operating Partnership, L.P. and Janney Montgomery Scott LLC (incorporated by reference to Exhibit 1.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

3.1	Articles of Amendment and Restatement of the Company, as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2018).

3.2	Third Amended and Restated Bylaws of the Company, effective as of August 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2023).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the Commission on February 26, 2020).

10.1	Form of Indemnification Agreement by and between City Office REIT, Inc. and its directors and officers (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11/A filed with the Commission on March 25, 2014).*

Exhibit Number	Description

10.2	Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated as of April 21, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).

10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P., dated September 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016).

10.4	Second Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2017).

10.5	Third Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 20, 2017).

10.6	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of City Office REIT Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2020).

10.7	Administrative Services Agreement, dated as of February 1, 2016, by and among City Office Management Ltd., Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 5, 2016).

10.8	First Amendment to the Administrative Services Agreement, dated October 29, 2018 and effective as of February 1, 2019, by and among City Office Management ULC, Second City Capital II Corporation and Second City Real Estate II Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 1, 2018).

10.9	Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 23, 2014).*

10.10	Amendment No. 1 to the City Officer REIT, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 6, 2019).*

10.11	Amendment No. 2 to the City Office REIT, Inc. Equity Incentive Plan, dated February 24, 2022 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 16, 2022).*

10.12	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2016).*

10.13	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2020).*

10.14	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.15	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and James Farrar (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).*

Exhibit Number	Description

10.16	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and James Farrar (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.17	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.18	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Gregory Tylee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).*

10.19	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and Gregory Tylee (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.20	Executive Employment Agreement, dated as of February 1, 2018, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 2, 2018).*

10.21	Amendment No. 1 to Executive Employment Agreement, dated as of July 31, 2019, by and between City Office Management Ltd. and Anthony Maretic (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).*

10.22	Amendment No. 2 to Executive Employment Agreement, dated as of August 4, 2021, by and between City Office Management ULC and Anthony Maretic (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2021).*

10.23	Credit Agreement dated as of March 15, 2018 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2018).

10.24	Administrative Services Agreement, dated July 31, 2019, by and among CIO Administrative Services, LLC, Clarity Real Estate III GP, Limited Partnership and Clarity Real Estate Ventures GP, Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2019).

10.25	Amended and Restated Credit Agreement dated as of November 16, 2021 by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 22, 2021).

10.26	Amended and Restated Loan Agreement, dated as of August 16, 2023, by and among CIO Research Commons, LLC, CIO Technology Point I & II, LLC and CIO University Tech, LLC, each and collectively as borrower, and BankUnited, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2023).

Exhibit Number	Description

10.27	Amended and Restated Renewal Promissory Note, dated as of August 16, 2023, by and among CIO Research Commons, LLC, CIO Technology Point I & II, LLC and CIO University Tech, LLC, each and collectively as borrower, and BankUnited, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2023).

21.1	Subsidiaries of the Company†

23.1	Consent of KPMG LLP†

31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

97	City Office REIT, Inc. Clawback Policy*†

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

†	Filed herewith.
*	Compensatory Plan or arrangement
**
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss)/Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: February 22, 2024	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024

/s/ John Sweet John Sweet	Independent Director, Chairman of Board of Directors	February 22, 2024

/s/ Mark Murski Mark Murski	Independent Director	February 22, 2024

/s/ Michael Mazan Michael Mazan	Independent Director	February 22, 2024

/s/ John McLernon John McLernon	Independent Director	February 22, 2024

/s/ Sabah Mirza Sabah Mirza	Independent Director	February 22, 2024