Form 10-Q
period 2024-03-31
City Office REIT, Inc.
filed 2024-05-03
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
of the Exchange Act). Yes ☐ ☒ No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 30, 2024 was 40,154,055.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	March 31, 2024	December 31, 2023
Assets
Real estate properties
Land	$193,524	$193,524
Building and improvement	1,196,003	1,194,819
Tenant improvement	156,625	152,540
Furniture, fixtures and equipment	944	820

	1,547,096	1,541,703
Accumulated depreciation	(229,680)	(218,628)

	1,317,416	1,323,075

Cash and cash equivalents	29,533	30,082
Restricted cash	13,831	13,310
Rents receivable, net	53,114	53,454
Deferred leasing costs, net	23,220	21,046
Acquired lease intangible assets, net	40,459	42,434
Other assets	27,954	27,975

Total Assets	$1,505,527	$1,511,376

Liabilities and Equity
Liabilities:
Debt	$668,249	$669,510
Accounts payable and accrued liabilities	29,908	29,070
Deferred rent	8,040	7,672
Tenant rent deposits	7,853	7,198
Acquired lease intangible liabilities, net	7,393	7,736
Other liabilities	16,431	17,557

Total Liabilities	737,874	738,743

Commitments and Contingencies (Note 8 )
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of March 31, 2024 and December 31, 2023	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,154,055 and 39,938,451 shares issued and outstanding as of March 31, 2024 and December 31, 2023	401	399
Additional paid-in capital	438,909	438,867
Retained earnings	214,709	221,213
Accumulated other comprehensive income /(loss)	1,515	(248)

Total Stockholders’ Equity	767,534	772,231
Non-controlling interests in properties	119	402

Total Equity	767,653	772,633

Total Liabilities and Equity	$1,505,527	$1,511,376

Subsequent Events (Note 10)

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Rental and other revenues	$44,493	$45,957

Operating expenses:
Property operating expenses	17,744	17,720
General and administrative	3,711	3,765
Depreciation and amortization	15,075	15,304

Total operating expenses	36,530	36,789

Operating income	7,963	9,168
Interest expense:
Contractual interest expense	(8,098)	(7,972)
Amortization of deferred financing costs and debt fair value	(319)	(323)

	(8,417)	(8,295)

Net (loss)/income	(454)	873
Less:
Net income attributable to non-controlling interests in properties	(135)	(169)

Net (loss)/income attributable to the Company	(589)	704
Preferred stock distributions	(1,855)	(1,855)

Net loss attributable to common stockholders	$(2,444)	$(1,151)

Net loss per common share:
Basic	$(0.06)	$(0.03)

Diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding:
Basic	40,097	39,873

Diluted	40,097	39,873

Dividend distributions declared per common share	$0.10	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss)/income	$(454)	$873
Other comprehensive income/(loss):
Unrealized cash flow hedge gain/(loss)	2,906	(1,465)
Amounts reclassified to interest expense	(1,117)	(477)

Other comprehensive income/(loss)	1,789	(1,942)

Comprehensive income/(loss)	1,335	(1,069)
Less:
Comprehensive income attributable to non-controlling interests in properties	(161)	(169)

Comprehensive income/(loss) attributable to the Company	$1,174	$(1,238)

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633
Restricted stock award grants and vesting	—	—	216	2	42	(45)	—	(1)	—	(1)
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(444)	(444)
Net (loss) / income	—	—	—	—	—	(589)	—	(589)	135	(454)
Other comprehensive income	—	—	—	—	—	—	1,763	1,763	26	1,789

Balance—March 31, 2024	4,480	$112,000	40,154	$401	$438,909	$214,709	$1,515	$767,534	$119	$767,653

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174
Restricted stock award grants and vesting	—	—	220	2	(535)	(85)	—	(618)	—	(618)
Common stock dividend distribution declared	—	—	—	—	—	(7,988)	—	(7,988)	—	(7,988)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	110	110
Distributions	—	—	—	—	—	—	—	—	(235)	(235)
Net income	—	—	—	—	—	704	—	704	169	873
Other comprehensive loss	—	—	—	—	—	—	(1,942)	(1,942)	—	(1,942)

Balance—March 31, 2023	4,480	$112,000	39,938	$399	$435,626	$242,318	$789	$791,132	$387	$791,519

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss)/income	$(454)	$873
Adjustments to reconcile net (loss)/ income to net cash provided by operating activities:
Depreciation and amortization	15,075	15,304
Amortization of deferred financing costs and debt fair value	319	323
Amortization of above and below market leases	(27)	9
Straight-line rent/expense	(454)	(2,801)
Non-cash stock compensation	1,070	1,024
Changes in non-cash working capital:
Rents receivable, net	865	539
Other assets	505	(282)
Accounts payable and accrued liabilities	(1,536)	(965)
Deferred rent	368	(278)
Tenant rent deposits	655	137

Net Cash Provided By Operating Activities	16,386	13,883

Cash Flows to Investing Activities:
Additions to real estate properties	(5,989)	(11,383)
Deferred leasing costs	(1,505)	(1,037)

Net Cash Used In Investing Activities	(7,494)	(12,420)

Cash Flows ( to ) / from Financing Activities:
Debt issuance and extinguishment costs	(26)	(236)
Proceeds from borrowings	4,000	25,000
Repayment of borrowings	(5,529)	(6,683)
Dividend distributions paid to stockholders	(5,849)	(9,799)
Distributions to non-controlling interests in properties	(444)	(235)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,072)	(1,643)
Contributions from non-controlling interests in properties	—	110

Net Cash ( Used In )/Provided By Financing Activities	(8,920)	6,514

Net (Decrease)/ Increase in Cash, Cash Equivalents and Restricted Cash	(28)	7,977
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	43,392	44,262

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,364	$52,239

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	29,533	35,854
Restricted Cash, End of Period	13,831	16,385

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,364	$52,239

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,029	$7,256
Purchase of additions in real estate properties included in accounts payable	$7,526	$7,811
Purchase of deferred leasing costs included in accounts payable	$3,026	$1,207
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
2. Summary of Significant Accounting Policies
Basis of Preparation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)
No. 2023-07
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

3
. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of March 31, 2024 and December 31, 2023 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
March 31, 2024	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$17,463	$73,127	$32,537	$123,127	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(10,537)	(52,290)	(19,841)	(82,668)	7,656	57	7,713

	$6,926	$20,837	$12,696	$40,459	$(7,312)	$(81)	$(7,393)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$17,463	$73,128	$32,541	$123,132	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(10,222)	(51,290)	(19,186)	(80,698)	7,314	56	7,370

	$7,241	$21,838	$13,355	$42,434	$(7,654)	$(82)	$(7,736)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2024	$4,748
2025	6,194
2026	5,887
2027	4,900
2028	4,206
Thereafter	7,131

$33,066

4
. Debt
The following table summarizes the indebtedness as of March 31, 2024 and December 31, 2023 (dollars in thousands), including the impact of the effective interest rate swaps described in Note
5
:

Property	March 31, 2024	December 31, 2023	Interest Rate as of March 31, 2024		Maturity
Unsecured Credit Facility (2)(4)	$200,000	$200,000	SOFR +1.50	% (1)(2)	November 2025
Term Loan (3)	50,000	50,000	SOFR +1.35	% (1)(3)	September 2024
Term Loan (4)	25,000	25,000	6.00	% (4)	January 2026
Mission City	45,772	45,994	3.78%		November 2027
Canyon Park (5)	38,742	38,932	4.30%		March 2027
Circle Point	38,678	38,789	4.49%		September 2028
SanTan (6)	31,322	31,501	4.56%		March 2027
Intellicenter	30,523	30,682	4.65%		October 2025
The Quad	30,600	30,600	4.20%		September 2028
2525 McKinnon	27,000	27,000	4.24%		April 2027

FRP Collection	26,041	26,139	7.05	% (7)	August 2028
Greenwood Blvd	20,719	20,856	3.15%		December 2025
Cascade Station (8)	20,680	20,752	4.55%		May 2024
5090 N. 40th St	20,257	20,370	3.92%		January 2027
AmberGlen (9)	20,000	20,000	3.69%		May 2027

Property	March 31, 2024	December 31, 2023	Interest Rate as of March 31, 2024		Maturity

FRP Ingenuity Drive (10)	15,782	15,860	4.44%		December 2024
Central Fairwinds	15,711	15,826	3.15%		June 2024
Carillon Point	14,364	14,419	7.05	% (7)	August 2028

Total Principal	671,191	672,720
Deferred financing costs, net	(2,954)	(3,258)
Unamortized fair value adjustments	12	48

Total	$668,249	$669,510

(1)	As of March 31, 2024, the daily-simple Secured Overnight Financing Rate (“SOFR”) was 5.34%.
(2)
Borrowings under our unsecured credit facility (the “Unsecured Credit Facility”) bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of March 31, 2024, the Unsecured Credit Facility had $200.0 million drawn and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

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

(6)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of March 31, 2024, the DSCR and debt yield covenants were still not met. As of March 31, 2024, and December 31, 2023, total restricted cash for the property was $3.6 million and $4.1 million, respectively.

(7)
The FRP Collection and Carillon Point loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 275 basis points. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term via interest rate swaps at 4.30%.

(8)
In the first quarter of 2023, a ‘cash-sweep period’ began for the Cascade Station loan due to the non-renewal
of a major tenant’s leased space in the building. As of March 31, 2024, and December 31, 2023, total restricted cash for the property was $2.3 million and $2.0 million, respectively. On May 1, 2024, the non-recourse
property loan at our Cascade Station property in Portland matured, and an event of default was triggered under the terms of the Cascade Station loan, following non-payment
of the principal amount outstanding at loan maturity.

(9)
In the first quarter of 2024, a ‘cash-sweep period’ began for the AmberGlen loan due to the non-renewal
of a major tenant’s leased space in the building. As of March 31, 2024, total restricted cash for the property was $0.2 million.

(10)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of March 31, 2024, the DSCR was still not met. As of March 31, 2024, and December 31, 2023, total restricted cash for the property was $3.5 million and $3.2 million, respectively.

The scheduled principal repayments of debt as of March 31, 2024 are as follows (in thousands):

2024	$106,146
2025	254,697
2026	29,563
2027	176,477
2028	104,308
Thereafter	—

$671,191

5. Fair Value of Financial Instruments
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
In September 2019, the Company entered into a London Interbank Offered Rate (“LIBOR”) interest rate swap for a notional amount of
 $50.0 million. In January 2023, the Company amended the $50.0 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 1.17% for the remainder of the five-year term.
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
In August 2023, the Company entered into an interest rate swap at Carillon Point for an initial notional amount of $14.5 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.30% for the five-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.
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
The following table summarizes the Company’s derivative financial instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	Notional Value March 31, 2024	Effective Date	Maturity Date	Fair Value Assets/(Liabilities)
				March 31, 2024	December 31, 2023
Interest Rate Swap	$50,000	September 2019	September 2024	$855	$1,268
Interest Rate Swap	25,000	January 2023	January 2026	273	49
Interest Rate Swap	140,000	March 2023	November 2025	875	(295)
Interest Rate Swap	26,041	August 2023	August 2028	(325)	(846)
Interest Rate Swap	14,364	August 2023	August 2028	(179)	(466)

	$255,405			$1,499	$(290)

For the three months ended March 31, 2024, approximately $1.1 million of realized gains were reclassified to interest expense due to payments made to or
received from the swap counterparty. For the three months ended March 31, 2023, approximately $0.5 million of realized gains were reclassified to interest expense due to payments made to or received from
the swap counterparty.
Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $339.6 million and $343.1 million (compared to a carrying value of $355.8 million and $357.2 million) as of March 31, 2024, and December 31, 2023, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.
6. Related Party Transactions
Administrative Services Agreement
During the three months ended March 31, 2024, the amounts earned by the Company for the administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates were nominal. For the three months ended March 31, 2023, the Company earned $0.1 million in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.
7. Leases
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
The Company recognized fixed and variable lease payments for operating leases for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed payments	$37,592	$38,914
Variable payments	6,778	6,743

	$44,370	$45,657

1
0

Future minimum lease payments to be received by the Company as of March 31, 2024 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2024	$96,163
2025	119,416
2026	109,150
2027	92,233
2028	77,533
Thereafter	165,595

$660,090

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.
At the beginning of the period the Company, through wholly owned subsidiaries, was the landlord under leases totaling approximately

177,000
square feet with subsidiaries of WeWork Inc. (“WeWork”) at three of the Company’s properties. WeWork announced on November 6, 2023 that it filed for Chapter 11 bankruptcy protection and subsequently rejected the lease at one of our properties effective February 7, 2024 totaling 46,000 square feet. The Company recorded a termination fee of $0.9 million during the period ended March 31, 2024. As of March 31, 2024, WeWork was operating at the remaining two locations totaling 131,000 square feet and the leases had not been rejected as part of the WeWork bankruptcy proceedings. As of March 31, 2024, the balance sheet exposure to WeWork was
$
1.5
 million in straight-line rent receivables, $
2.4
 million in tenant improvements, and $
8.2
 million in acquired lease intangible assets. The Company continues to monitor rental payments and potential lease rejection related to WeWork
, and the Company will continue to assess what it believes will be the likelihood of each of the two WeWork leases being rejected in the bankruptcy proceedings as of each reporting period
.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of March 31, 2024, these leases had remaining terms of three
to 64 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheet
s
as follows (in thousands):

	March 31, 2024	December 31, 2023
Right -of-use asset – operating leases	$12,483	$12,564
Lease liability – o perating leases	$8,484	$8,550
Right -of-use asset – financing leases	$9,763	$9,820
Lease liability – financing leases	$1,573	$1,551
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

1
1

Operating lease

expense for the three months ended March 31, 2024 and March 31, 2023 was
$
0.2
 million and $
0.2
 million, respectively. Financing lease expense for the three months ended March 31, 2024 and March 31, 2023 was
$
0.1
 million and $
0.1
 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of March 31, 2024 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2024	$459	$6
2025	770	8
2026	724	8
2027	587	8
2028	587	8
Thereafter	25,976	6,930

Total future minimum lease payments	29,103	6,968
Discount	(20,619)	(5,395)

Total	$8,484	$1,573

8. Commitments and Contingencies
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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2024, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
9. Stockholders’ Equity
Share Repurchase Plan
On May 4, 2023, the Company’s Board of Directors (the “Board of Directors”) approved a share repurchase plan (“Repurchase Program”) authorizing the Company to repurchase up to $50
million of its outstanding shares of common stock or Series A Preferred Stock. Under the share repurchase program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.

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
There were no shares repurchased during the three months ended March 31, 2024 and 2023.
Common Stock and Common Unit Distributions
On March 15, 2024, the Board of Directors approved and the Company declared a cash dividend distribution of $0.10 per common share for the quarterly period ended March 31, 2024. The dividend was paid subsequent to quarter end on April 24, 2024 to common stockholders and common unitholders of record as of the close of business on April 10, 2024, resulting in an aggregate payment of $4.0 million.
Preferred Stock Distributions
On March 15, 2024, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended March 31, 2024. The dividend was paid subsequent to quarter end on April 24, 2024 to the holders of record of Series A Preferred Stock as of the close of business on April 10, 2024.
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
During the first quarter of 2024, the Performance RSU Awards granted in January 2021, with
a January 1, 2021 through December 31, 2023 Measurement Period, were earned at 120% of the target number of shares granted based on achievement of a TSR that was at or above the 60th percentile of the 2021 RSU Peer Group.

1
3

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2024:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2023	451,741	424,888
Granted	324,414	324,952
Issuance of dividend equivalents	8,290	—
Vested	(228,747)	(120,000)

Outstanding at March 31, 2024	555,698	629,840
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2023:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	9,485	—
Vested	(216,520)	(97,500)

Outstanding at March 31, 2023	419,307	424,888
During the three months ended March 31, 2024 and March 31, 2023, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive
employees:

	Units Granted		Fair Value (in thousands)	Weighted Average Grant Fair Value Per Share
	RSUs	Performance RSUs
2024	324,414	324,952	$3,539	$5.45
2023	198,022	214,888	3,729	9.03
The RSU Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant date. The Performance RSU Awards will vest on the last day of the three-year measurement period.
During the three months ended March 31, 2024 and March 31, 2023, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2024	$641	$429	$1,070
2023	643	381	1,024

1
4

10. Subsequent Events
On May 1, 2024, the
non-recourse
property loan at our Cascade Station property in Portland matured, and an event of default was triggered under the terms of the Cascade Station loan, following non-payment
of the principal amount outstanding at loan maturity. The loan, in the original principal amount of $22.5 million, is secured by the Cascade Station property. As such, the process to transfer the property to the lender has been initiated. In the first quarter of 2023, a “cash-sweep period
” began for the Cascade Station loan due to the
non-renewal
of a major tenant’s leased space in the building. As of March 31, 2024, and December 31, 2023, total restricted cash for the property was $2.3 million and $2.0 million, respectively. As previously disclosed, in December 2022, we recorded a $6.5 million impairment to write down the asset’s carrying amount to fair value. As a result, the Company does not expect to recognize a material gain or loss as a result of the events described.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based on, and should be read in conjunction with, the condensed consolidated financial statements and the related notes thereto of the City Office REIT, Inc. contained in this Quarterly Report on Form
10-Q
(this “Report”).
As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to City Office REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including City Office REIT Operating Partnership L.P., a Maryland limited partnership, of which we are the sole general partner and which we refer to in this s ec
tion as our Operating Partnership, except where it is clear from the context that the term only means City Office REIT, Inc.
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

1
6

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

•
other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2023 under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and in our subsequent reports filed with the SEC.

The forward-looking statements contained in this Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form
10-K
for the year ended December 31, 2023 under the heading “Risk Factors” and elsewhere in this Form
10-Q
and any updates to those factors set forth in our subsequent Quarterly Reports on Form
10-Q
or other public filings with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
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
Revenue Base
As of March 31, 2024, we owned 24 properties comprised of 58 office buildings with a total of approximately 5.7 million square feet of net rentable area (“NRA”). As of March 31, 2024, our properties were approximately 83.0% leased.

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
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
Recently, the broader economy in the U.S. began experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The banking and lending sector in particular has been impacted by the interest rate environment. While it remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation, this evolving economic environment impacts our operating activities as:

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
Despite the challenging economic environment, there is increasing evidence that many businesses have or will tighten up in-person
work policies particularly if economic conditions worsen. Many of these companies increased their workforce beginning in 2020 without increasing their available space. We expect these factors will help offset, at least partially, the headwinds to office space demand.
Work-From-Home Trends
Our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate. As of March 31, 2024, 14.0% of net rentable area under our portfolio was vacant, as compared to 12.5% as of March 31, 2023.
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
Business and Strategy
We focus on owning and acquiring office properties in our footprint of growth markets predominantly in the Sun Belt. Our markets generally possess growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, generally lower-cost centers for business operations and a high quality of life. We believe these characteristics have made our markets desirable, as evidenced by domestic net migration generally towards our geographic footprint. A majority of our properties are well located, have good access and functionality to our markets, are new or in new condition, attract high-quality tenants and are professionally managed. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate property and leasing managers to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation.
Rental Revenue and Tenant Recoveries
The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of March 31, 2024, the operating properties in our portfolio were 83.0% leased, with 6.9% of our leases scheduled to expire over the remainder of the calendar year, without regard to renewal options. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants, and in the normal course of business we do not typically waive these rent escalation provisions. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of high interest rates and the fluctuating likelihood of a U.S. recession, that impair our ability to renew or re-let
space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.
At the beginning of the period the Company, through wholly owned subsidiaries, was the landlord under leases totaling approximately 177,000 square feet with subsidiaries of WeWork at three of the Company’s properties. WeWork announced on November 6, 2023 that it filed for Chapter 11 bankruptcy protection and subsequently rejected the lease at one of our properties effective February 7, 2024 totaling 46,000 square feet. The Company recorded a termination fee of $0.9 million during the period ended March 31, 2024. As of March 31, 2024, WeWork was operating at the remaining two locations totaling 131,000 square feet and the leases had not been rejected as part of the WeWork bankruptcy proceedings. It is reasonably likely that the Company will take back at least some portions of these leased spaces in the future based on the Company’s latest assessment of these proceedings. The Company continues to monitor rental payments and potential lease rejection related to WeWork, and the Company will continue to assess what it believes will be the likelihood of each of the two WeWork leases being rejected in the bankruptcy proceedings as of each reporting period. For more information regarding the risks associated with a tenant in bankruptcy, see “Item 1A. Risk Factors” in our Annual Report on Form
10-K.

Leasing Activity
The following table presents our leasing activity for the three months ended March 31, 2024.

Three Months Ended March 31, 2024 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing

Square Feet (000’s)	110	81	191
Average Effective Rents	$33.33	$32.50	$32.98
Tenant Improvements	$68.80	$5.49	$41.82
Leasing Commissions	$20.66	$8.15	$15.33
% Change in Renewal Cash Rent vs. Expiring		2.7%
Retention Rate %		41%
Our Properties
As of March 31, 2024, we owned 24 properties comprised of 58 office buildings with a total of approximately 5.7 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of March 31, 2024.

Metropolitan Area	Property	Economic Interest	NRA (000s Square Feet)	In Place Occupancy	Annualized Average Effective Rent per Square Foot (1)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (2)	Annualized Base Rent (3) ($000s)
Phoenix, AZ (26.7% of NRA)	Block 23	100.0%	307	79.6%	$27.76	$28.79	$32.41	$7,033
	Pima Center	100.0%	272	52.1%	$28.70	$29.74	$29.74	$4,211
	SanTan	100.0%	267	50.4%	$31.87	$33.18	$33.18	$4,459
	5090 N. 40 th St	100.0%	175	66.3%	$32.06	$34.85	$34.85	$4,049
	Camelback Square	100.0%	173	85.7%	$32.86	$35.12	$35.12	$5,196
	The Quad	100.0%	163	100.0%	$32.93	$34.21	$34.55	$5,576
	Papago Tech	100.0%	163	67.8%	$24.30	$25.92	$25.92	$2,862
Tampa, FL (18.5%)	Park Tower	94.8%	481	91.8%	$27.53	$28.45	$28.45	$12,551
	City Center	95.0%	244	87.4%	$31.06	$31.15	$31.15	$6,646
	Intellicenter	100.0%	204	99.1%	$24.79	$26.45	$26.45	$5,333
	Carillon Point	100.0%	124	100.0%	$30.42	$31.01	$31.01	$3,851
Denver, CO (14.1%)	Denver Tech	100.0%	381	85.6%	$23.58	$24.15	$29.34	$7,882
	Circle Point	100.0%	272	84.0%	$18.07	$20.33	$36.19	$4,646
	Superior Pointe	100.0%	152	71.7%	$17.19	$19.02	$33.02	$2,077
Orlando, FL (12.7%)	Florida Research Park	96.6%	397	87.2%	$25.25	$26.44	$28.60	$9,131
	Central Fairwinds	97.0%	168	89.7%	$27.84	$28.66	$28.66	$4,324
	Greenwood Blvd	100.0%	155	100.0%	$24.84	$25.25	$25.25	$3,915
Raleigh, NC (8.7%)	Bloc 83	100.0%	495	83.6%	$41.13	$38.41	$38.81	$15,897
Portland, OR (5.8%)	AmberGlen	76.0%	203	90.1%	$22.38	$24.00	$27.55	$4,401
	Cascade Station	100.0%	128	61.4%	$26.72	$28.07	$31.64	$2,208
Dallas, TX (5.0%)	The Terraces	100.0%	173	100.0%	$41.38	$39.58	$60.58	$6,833
	2525 McKinnon	100.0%	111	80.0%	$28.98	$31.03	$51.03	$2,765
San Diego, CA (4.9%)	Mission City	100.0%	281	80.9%	$38.87	$40.06	$40.06	$9,114
Seattle, WA (3.6%)	Canyon Park	100.0%	207	100.0%	$22.31	$24.58	$30.58	$5,082

Total / Weighted Average – March 31, 2024 (4)			5,696	83.0%	$28.82	$29.64	$33.08	$140,042

(1)
Annualized Average Effective Rent accounts for the impact of straight-line rent adjustments, including the amortization of rent escalations and base rent concessions (e.g., free rent abatements) contained in the lease. The square foot result per property is calculated by multiplying (i) Average Effective Rent for the month ended March 31, 2024 by (ii) 12, divided by the occupied square footage in that period.

(2)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(3)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2024 by (ii) 12.
(4)	Averages weighted based on the property’s NRA, adjusted for occupancy.

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
Critical Accounting Policies and Estimates
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form
10-K
for the year ended December 31, 2023.
Results of Operations
Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
Rental and Other Revenues.
Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $1.5 million, or 3%, to $44.5 million for the three months ended March 31, 2024 compared to $46.0 million for the three months ended March 31, 2023. The disposition of 190 Office Center in May 2023 reduced revenue by $1.7 million. Revenue also decreased at Cascade Station by $0.4 million, due to lower occupancy at the property compared to the prior year. Offsetting these decreases, Block 23 revenue increased by $0.6 million primarily due to a termination fee recorded as a result of the WeWork lease termination. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased $0.3 million, or 1%, to $36.5 million for the three months ended March 31, 2024, from $36.8 million for the three months ended March 31, 2023. The disposition of 190 Office Center in May 2023 decreased total operating expenses by $1.1 million. Offsetting the decrease, Bloc 83 increased total operating expenses by $0.4 million primarily due to higher electricity and property taxes. The remaining properties’ total operating expenses were $0.4 million higher in comparison to the prior period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses for the three months ended March 31, 2024, were relatively unchanged from the $17.7 million reported for the three months ended March 31, 2023. The disposition of 190 Office Center in May 2023 decreased property operating expenses by $0.8 million. Offsetting this decrease, property operating expenses at Bloc 83 increased by $0.4 million primarily due to higher electricity and property taxes. The remaining properties’ property operating expenses were $0.4 million higher in comparison to the prior period, primarily due to inflation.

General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses were relatively unchanged at $3.7 million for the three months ended March 31, 2024, a decrease of $0.1 million, or 1%, from $3.8 million reported in the prior period.
Depreciation and Amortization.
Depreciation and amortization decreased $0.2 million, or 1%, to $15.1 million for the three months ended March 31, 2024, from $15.3 million reported for the same period in 2023. Of this decrease, the disposition of 190 Office Center in May 2023 decreased depreciation and amortization expense by $0.4 million. The remaining properties’ depreciation expenses were marginally higher in comparison to the prior period.
Other Expense (Income)
Interest Expense.
Interest expense increased $0.1 million, or 1%, to $8.4 million for the three months ended March 31, 2024, from $8.3 million for the three months ended March 31, 2023. Interest expense at FRP Collection and Carillon Point increased by $0.3 million and $0.1 million, respectively, as a result of amended and restated property mortgages entered into in 2023 at higher interest rates. Interest expense also increased by $0.2 million due to higher interest rates on our floating rate debt. Offsetting these increases, interest expense decreased by $0.5 million due to the disposition of 190 Office Center in May 2023.
Cash Flows
Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
Cash, cash equivalents and restricted cash were $43.4 million and $52.2 million as of March 31, 2024 and March 31, 2023, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased by $2.5 million to $16.4 million for the three months ended March 31, 2024, compared to $13.9 million for the same period in 2023. The increase was primarily attributable to changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities decreased by $4.9 million to $7.5 million for the three months ended March 31, 2024, compared to $12.4 million for the same period in 2023. The decrease in cash used in investing activities was primarily attributable to lower additions to real estate properties for the three months ended March 31, 2024.
Cash flow to financing activities.
Net cash used in financing activities increased by $15.4 million to $8.9 million for the three months ended March 31, 2024, compared to $6.5 million provided by financing activities for
the same period in 2023. The increase in cash used in financing activities was primarily attributable to lower proceeds from borrowings partially offset by lower dividend distributions paid to stockholders for the three months ended March 31, 2024.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $29.5 million of cash and cash equivalents and $13.8 million of restricted cash as of March 31, 2024.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured

Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. As of March 31, 2024, we had approximately $200.0 million outstanding under our Unsecured Credit Facility and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021, the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the three months ended March 31, 2024.
After considering the effect of the work-from-home trend on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.
As of March 31, 2024, the lenders for four of our mortgage borrowings have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met.
For
these four properties, the total restricted cash as of March 31, 2024 was $9.6 million.
On May 1, 2024, the
non-recourse
property loan at our Cascade Station property in Portland matured, and an event of default was triggered under the terms of the Cascade Station loan, following non-payment
of the principal amount outstanding at loan maturity. The loan, in the original principal amount of $22.5 million, is secured by the Cascade Station property. As such, the process to transfer the property to the lender has been initiated. In the first quarter of 2023, a “cash-sweep period” began for the Cascade Station loan due to the non-renewal
of a major tenant’s leased space in the building. As of March 31, 2024, and December 31, 2023, total restricted cash for the property was $2.3 million and $2.0 million, respectively. As previously disclosed, in December 2022, we recorded a $6.5 million impairment to write down the asset’s carrying amount to fair value. As a result, the Company does not expect to recognize a material gain or loss as a result of the events described.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of March 31, 2024, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2024	2025-2026	2027-2028	More than 5 years

Principal payments on mortgage loans	$671,191	$106,146	$284,260	$280,785	$—
Interest payments (1)	75,759	23,165	40,082	12,512	—
Tenant-related commitments	14,998	14,998	—	—	—
Lease obligations	36,071	465	1,510	1,190	32,906

Total	$798,019	$144,774	$325,852	$294,487	$32,906

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at March 31, 2024. Contracted interest on our loans which we have applied interest rate swaps was calculated based on the swap rate fixing the SOFR component of the borrowing rates.

Inflation
Substantially all of our office leases include expense reimbursement provisions that provide for property operating expense escalations. In addition, most of the leases provide for fixed rent increases. We believe that expense increases due to inflation may be at least partially offset by these contractual rent increases and expense escalations. However, a longer period of inflation could affect our cash flows or earnings, or impact our borrowings, as discussed elsewhere in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based upon their credit rating and other factors. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. See Note 5 to our condensed consolidated financial statements in Item 1 of this Report for more information regarding our derivatives.
We currently consider our interest rate exposure to be moderate because as of March 31, 2024, approximately $611.2 million, or 91.1%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $60.0 million, or 8.9%, had variable interest rates. The $611.2 million fixed rate debt includes our loans against which we have applied interest rate swaps. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $0.6 million increase to our annual interest costs on debt outstanding as of March 31, 2024 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $0.6 million decrease to our annual interest costs on debt outstanding as of March 31, 2024 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of March 31, 2024, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 1, 2024, the
non-recourse
property loan at our Cascade Station property in Portland matured, and an event of default was triggered under the terms of the Cascade Station loan, following non-payment
of the principal amount outstanding at loan maturity. The loan, in the original principal amount of $22.5 million, is secured by the Cascade Station property. As such, the process to transfer the property to the lender has been initiated. In the first quarter of 2023, a “cash-sweep period” began for the Cascade Station loan due to the non-renewal
of a major tenant’s leased space in the building. As of March 31, 2024, and December 31, 2023, total restricted cash for the property was $2.3 million and $2.0 million, respectively. As previously disclosed, in December 2022, we recorded a $6.5 million impairment to write down the asset’s carrying amount to fair value. As a result, the Company does not expect to recognize a material gain or loss as a result of the events described.
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
Date: May 3, 2024

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 3, 2024

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)