Form 10-Q
period 2024-06-30
City Office REIT, Inc.
filed 2024-08-01
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Exchange Act). Yes ☐ ☒ No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 29, 2024 was 40,154,055.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	June 30, 2024	December 31, 2023
Assets
Real estate properties
Land	$193,524	$193,524
Building and improvement	1,181,387	1,194,819
Tenant improvement	158,980	152,540
Furniture, fixtures and equipment	1,284	820

	1,535,175	1,541,703
Accumulated depreciation	(238,097)	(218,628)

	1,297,078	1,323,075

Cash and cash equivalents	28,005	30,082
Restricted cash	15,337	13,310
Rents receivable, net	52,117	53,454
Deferred leasing costs, net	23,706	21,046
Acquired lease intangible assets, net	38,447	42,434
Other assets	25,811	27,975

Total Assets	$1,480,501	$1,511,376

Liabilities and Equity
Liabilities:
Debt	$649,318	$669,510
Accounts payable and accrued liabilities	34,153	29,070
Deferred rent	7,069	7,672
Tenant rent deposits	7,392	7,198
Acquired lease intangible liabilities, net	6,967	7,736
Other liabilities	16,506	17,557

Total Liabilities	721,405	738,743

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of June 30, 2024 and December 31, 2023	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,154,055 and 39,938,451 shares issued and outstanding as of June 30, 2024 and December 31, 2023	401	399
Additional paid-in capital	440,048	438,867
Retained earnings	205,031	221,213
Accumulated other comprehensive income/(loss)	1,037	(248)

Total Stockholders’ Equity	758,517	772,231
Non-controlling interests in properties	579	402

Total Equity	759,096	772,633

Total Liabilities and Equity	$1,480,501	$1,511,376

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental and other revenues	$42,342	$44,604	$86,836	$90,562

Operating expenses:
Property operating expenses	17,492	17,246	35,237	34,966
General and administrative	3,820	3,668	7,531	7,433
Depreciation and amortization	14,723	15,768	29,798	31,072

Total operating expenses	36,035	36,682	72,566	73,471

Operating income	6,307	7,922	14,270	17,091
Interest expense:
Contractual interest expense	(8,129)	(7,981)	(16,228)	(15,953)
Amortization of deferred financing costs and debt fair value	(343)	(323)	(661)	(647)

	(8,472)	(8,304)	(16,889)	(16,600)
Net loss on disposition of real estate property	(1,462)	(134)	(1,462)	(134)

Net (loss)/income	(3,627)	(516)	(4,081)	357
Less:
Net income attributable to non-controlling interests in properties	(125)	(164)	(260)	(333)

Net (loss)/income attributable to the Company	(3,752)	(680)	(4,341)	24
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,710)

Net loss attributable to common stockholders	$(5,607)	$(2,535)	$(8,051)	$(3,686)

Net loss per common share:
Basic	$(0.14)	$(0.06)	$(0.20)	$(0.09)

Diluted	$(0.14)	$(0.06)	$(0.20)	$(0.09)

Weighted average common shares outstanding:
Basic	40,154	39,938	40,126	39,906

Diluted	40,154	39,938	40,126	39,906

Dividend distributions declared per common share	$0.10	$0.10	$0.20	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss)/income	$(3,627)	$(516)	$(4,081)	$357
Other comprehensive (loss)/income:
Unrealized cash flow hedge gain	650	3,749	3,557	2,284
Amounts reclassified to interest expense	(1,131)	(812)	(2,249)	(1,289)

Other comprehensive (loss)/income	(481)	2,937	1,308	995

Comprehensive (loss)/income	(4,108)	2,421	(2,773)	1,352
Less:
Comprehensive income attributable to non-controlling interests in properties	(122)	(164)	(283)	(333)

Comprehensive (loss)/income attributable to the Company	$(4,230)	$2,257	$(3,056)	$1,019

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633
Restricted stock award grants and vesting	—	—	216	2	42	(45)	—	(1)	—	(1)
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(444)	(444)
Net (loss)/income	—	—	—	—	—	(589)	—	(589)	135	(454)
Other comprehensive income	—	—	—	—	—	—	1,763	1,763	26	1,789

Balance—March 31, 2024	4,480	$112,000	40,154	$401	$438,909	$214,709	$1,515	$767,534	$119	$767,653

Restricted stock award grants and vesting	—	—	—	—	1,139	(56)	—	1,083	—	1,083
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	442	442
Distributions	—	—	—	—	—	—	—	—	(104)	(104)
Net (loss)/income	—	—	—	—	—	(3,752)	—	(3,752)	125	(3,627)
Other comprehensive loss	—	—	—	—	—	—	(478)	(478)	(3)	(481)

Balance—June 30, 2024	4,480	$112,000	40,154	$401	$440,048	$205,031	$1,037	$758,517	$579	$759,096

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174
Restricted stock award grants and vesting	—	—	220	2	(535)	(85)	—	(618)	—	(618)
Common stock dividend distribution declared	—	—	—	—	—	(7,988)	—	(7,988)	—	(7,988)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	110	110
Distributions	—	—	—	—	—	—	—	—	(235)	(235)
Net income	—	—	—	—	—	704	—	704	169	873
Other comprehensive loss	—	—	—	—	—	—	(1,942)	(1,942)	—	(1,942)

Balance—March 31, 2023	4,480	$112,000	39,938	$399	$435,626	$242,318	$789	$791,132	$387	$791,519

Restricted stock award grants and vesting	—	—	—	—	1,107	(84)	—	1,023	—	1,023
Common stock dividend distribution declared	—	—	—	—	—	(3,994)	—	(3,994)	—	(3,994)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(226)	(226)
Net (loss)/income	—	—	—	—	—	(680)	—	(680)	164	(516)
Other comprehensive income	—	—	—	—	—	—	2,937	2,937	—	2,937

Balance—June 30, 2023	4,480	$112,000	39,938	$399	$436,733	$235,705	$3,726	$788,563	$325	$788,888

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss)/income	$(4,081)	$357
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	29,798	31,072
Amortization of deferred financing costs and debt fair value	661	647
Amortization of above and below market leases	(64)	34
Straight-line rent/expense	32	(4,795)
Non-cash stock compensation	2,154	2,048
Net loss on disposition of real estate property	1,462	134
Changes in non-cash working capital:
Rents receivable, net	1,128	534
Other assets	(218)	(1,416)
Accounts payable and accrued liabilities	880	(141)
Deferred rent	(472)	(1,032)
Tenant rent deposits	422	141

Net Cash Provided By Operating Activities	31,702	27,583

Cash Flows to Investing Activities:
Additions to real estate properties	(11,570)	(17,826)
Reduction of cash on disposition of real estate property	(2,477)	(4,051)
Deferred leasing costs	(4,647)	(1,927)

Net Cash Used In Investing Activities	(18,694)	(23,804)

Cash Flows (to)/from Financing Activities:
Debt issuance and extinguishment costs	(516)	(236)
Proceeds from borrowings	9,000	35,000
Repayment of borrowings	(8,645)	(8,513)
Dividend distributions paid to stockholders	(11,719)	(19,641)
Distributions to non-controlling interests in properties	(548)	(461)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,072)	(1,643)
Contributions from non-controlling interests in properties	442	110

Net Cash (Used In)/Provided By Financing Activities	(13,058)	4,616

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(50)	8,395
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	43,392	44,262

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,342	$52,657

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	28,005	38,350
Restricted Cash, End of Period	15,337	14,307

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,342	$52,657

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,434	$14,827
Purchase of additions in real estate properties included in accounts payable	$11,004	$8,753
Purchase of deferred leasing costs included in accounts payable	$1,874	$1,404
The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Notes to the Condensed Consolidated Financial Statements
1. Organization and Description of Business
City Office REIT
, Inc. (the “Company”) was organized in the state of Maryland on
November 26, 2013
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
3. Real Estate Investments
Disposition of Real Estate Property
Cascade Station

On June 27, 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property’s non-recourse loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company assessed whether the entity holding the property should be reassessed for consolidation as a Variable Interest Entity (“VIE”) in accordance with ASC 810 – Consolidation.
Based on its analysis
, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of June 27, 2024. The Company deconsolidated the net carrying value of real estate assets of $17.9 million, the mortgage loan of $20.6 million, cash and restricted cash of $2.5 million and net current assets of $1.7 million. For the three months ended June 30, 2024, the Company recognized a loss on deconsolidation of $1.5 million, which has been included within net loss on disposition of real estate property on the Company’s condensed consolidated statement of operations and statement of cash flows.
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
Based on its analysis
, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of May 15, 2023. The Company deconsolidated the net carrying value of real estate assets of $35.7 million, the mortgage loan of $38.6 million, cash and restricted cash of $4.0 million and net current liabilities of $1.0 million. For the three months ended June 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million, which has been included within net loss on disposition of real estate property on the Company’s condensed consolidated statement of operations and statement of cash flows.
4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of June 30, 2024 and December 31, 2023 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
June 30, 2024	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$16,729	$72,287	$31,567	$120,583	$(14,536)	$(138)	$(14,674)
Accumulated amortization	(10,110)	(52,448)	(19,578)	(82,136)	7,649	58	7,707

	$6,619	$19,839	$11,989	$38,447	$(6,887)	$(80)	$(6,967)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$17,463	$73,128	$32,541	$123,132	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(10,222)	(51,290)	(19,186)	(80,698)	7,314	56	7,370

	$7,241	$21,838	$13,355	$42,434	$(7,654)	$(82)	$(7,736)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2024	$3,150
2025	6,197
2026	5,889
2027	4,903
2028	4,209
Thereafter	7,132

$31,480

5. Debt
The following table summarizes the indebtedness as of June 30, 2024 and December 31, 2023 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 6:

Property	June 30, 2024	December 31, 2023	Interest Rate as of June 30, 2024 (1)	Maturity
Unsecured Credit Facility (2)(4)	$205,000	$200,000	SOFR +1.50% (1)(2)	November 2025
Term Loan (3)	50,000	50,000	SOFR +1.35% (1)(3)	September 2024
Term Loan (4)	25,000	25,000	6.00% (4)	January 2026
Mission City	45,549	45,994	3.78%	November 2027
Canyon Park (5)	38,550	38,932	4.30%	March 2027
Circle Point	38,509	38,789	4.49%	September 2028
SanTan (6)	31,141	31,501	4.56%	March 2027
The Quad	30,600	30,600	4.20%	September 2028
Intellicenter	30,366	30,682	4.65%	October 2025
2525 McKinnon	27,000	27,000	4.24%	April 2027
FRP Collection	25,943	26,139	7.05% (7)	August 2028
Greenwood Blvd	20,580	20,856	3.15%	December 2025
5090 N. 40th St	20,143	20,370	3.92%	January 2027
AmberGlen	20,000	20,000	3.69%	May 2027
Central Fairwinds (8)	15,614	15,826	7.68% (8)	June 2029
Carillon Point	14,310	14,419	7.05% (7)	August 2028
FRP Ingenuity Drive (9)	14,124	15,860	4.44%	December 2026
Cascade Station (10)	—	20,752	—	—

Total Principal	652,429	672,720
Deferred financing costs, net	(3,111)	(3,258)
Unamortized fair value adjustments	—	48

Total	$649,318	$669,510

(1)	As of June 30, 2024, the daily-simple Secured Overnight Financing Rate (“SOFR”) was 5.33%.
(2)
Borrowings under our unsecured credit facility (the “Unsecured Credit Facility”) bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between
135
to
235
basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $
140
million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $
140
million of the Unsecured Credit Facility at
4.19
%. As of June 30, 2024, the Unsecured Credit Facility had $
205.0
million drawn and a $
2.5
million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than
1.50
x.

(3)
Borrowings under the $
50
million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between
135
to
225
basis points depending upon the Company’s consolidated leverage ratio. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term by a $
50
million interest rate swap at
1.17
%.

(4)
On January 5, 2023, the Company entered into a second amendment to its amended and restated credit agreement, dated November 16, 2021, for the Unsecured Credit Facility and entered into a three-year $
25
million term loan, increasing its total authorized borrowings from $
350
million to $
375
million. Borrowings under the $
25
million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of
210
basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $25 million, effectively fixing the SOFR component of the borrowing rate of the term loan at 3.90%.

(5)
The mortgage loan anticipated repayment date (“ARD”) is March 1, 2027. The final scheduled maturity date can be extended up to 5 years beyond the ARD. If the loan is not paid off at ARD, the loan’s interest rate shall be adjusted to the greater of (i) the initial interest rate plus
200
basis points or (ii) the yield on the five-year “on the run” treasury reported by Bloomberg market data service plus
450
basis points.

(6)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of June 30, 2024, the DSCR and debt yield covenants were still not met. As of June 30, 2024, and December 31, 2023, total restricted cash for the property was $
2.6
million and $
4.1
million, respectively.

(7)
The FRP Collection and Carillon Point loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of
275
basis points. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term via interest rate swaps at
4.30
%.

(8)
On May 23, 2024, the Company entered into an amended and restated loan agreement for Central Fairwinds, extending the term for an additional five years and amending the interest rate from fixed to floating. The loan bears interest at a rate equal to the daily-simple SOFR rate plus a margin of
325
basis points. The Company also entered into a
five-year
interest rate swap agreement, effectively fixing the SOFR component of the borrowing rate of the loan at
4.43
%.

(9)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of June 30, 2024, and December 31, 2023, total restricted cash for the property was $
4.1
million and $
3.2
million, respectively. On June 27, 2024, the Company entered into a loan modification and extension agreement for FRP Ingenuity Drive, which among other things, included a principal repayment of $
1.6
million and extended the term for an additional two years to
 December
2026 with a one-year extension option. Under the terms of the agreement the ‘cash-sweep period’ will continue through the maturity of the loan.

(10)
On May 1, 2024, the non-recourse property loan at our Cascade Station property in Portland
, Oregon
matured, and an event of default was triggered under the terms of the Cascade Station loan, following non-payment of the principal amount outstanding at loan maturity. On June 27, 2024, the non-recourse debt associated with the Cascade Station property was deconsolidated as a result of the Company entering into an assignment in lieu of foreclosure agreement to transfer possession and control of the property to the lender. The loan balance as of the date of deconsolidation was $
20.6
million
.

The scheduled principal repayments of debt as of June 30, 2024 are as follows (in thousands):

2024	$52,792
2025	259,929
2026	43,899
2027	176,734
2028	104,586
Thereafter	14,489

$652,429

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
In September 2019
, the Company entered into a London Interbank Offered Rate (“LIBOR”) interest rate swap for a notional amount of $
50.0
 million. In January 2023, the Company amended the $
50.0
 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
1.17
% for the remainder of the five-year term.
In January 2023
, the Company entered into an interest rate swap for a notional amount of $25.0 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 3.90% for the three-year term.
In February 2023
, the Company entered into an interest rate swap for a notional amount of $140.0 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.19%
for the three-year term.
In August 2023
, the Company entered into an interest rate swap at FRP Collection for an initial notional amount of $26.3 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.30% for the five-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.

In August 2023
, the Company entered into an interest rate swap at Carillon Point for an initial notional amount of $14.5 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.30% for the five-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.
In May 2024, the Company entered into an interest rate swap at Central Fairwinds for an initial notional amount of $
15.6
 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately
4.43
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
The following table summarizes the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	Notional Value			Fair Value Assets/(Liabilities)
	June 30, 2024	Effective Date	Maturity Date	June 30, 2024	December 31, 2023
Interest Rate Swap	$50,000	September 2019	September 2024	$366	$1,268
Interest Rate Swap	25,000	January 2023	January 2026	283	49
Interest Rate Swap	140,000	March 2023	November 2025	993	(295)
Interest Rate Swap	25,943	August 2023	August 2028	(215)	(846)
Interest Rate Swap	14,310	August 2023	August 2028	(118)	(466)
Interest Rate Swap	15,614	May 2024	June 2029	(291)	—

	$270,867			$1,018	$(290)

For the six months ended June 30, 2024, approximately $2.2 million of realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty. For the six months ended June 30, 2023, approximately $1.3 million of realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty.
Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception
 of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $300.3 million and $343.1 million (compared to a carrying value of $316.6 million and $357.2 million) as of June 30, 2024, and December 31, 2023, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions
Administrative Services Agreement
For the six months ended June 30, 2024 and 2023, the Company earned $0.1 million and $0.2 million, respectively, in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.
8. Leases
Lessor Accounting
The Company is focused on acquiring, owning and operating office properties for lease to a stable and diverse tenant base. The Company’s properties have both full-service gross and net leases which are generally classified as operating leases. Rental income related to such leases is recognized on a straight-line basis over the remaining lease term. The Company’s total revenue includes fixed base rental payments provided under the lease and variable payments, which principally consist of tenant expense reimbursements for certain property operating expenses as provided under the lease.
The Company recognized fixed and variable lease payments for operating leases for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed payments	$36,042	$37,571	$73,634	$76,484
Variable payments	6,237	6,742	13,015	13,485

	$42,279	$44,313	$86,649	$89,969

The Company ceased recognizing rental lease income with respect to the Cascade Station property on the deconsolidation of the entity on June 27, 2024. The Company ceased recognizing rental lease income with respect to the 190 Office Center property on the deconsolidation of the entity on May 15, 2023. Refer to Note 3 for further details.
Future minimum lease payments to be received by the Company as of June 30, 2024 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2024	$63,562
2025	120,194
2026	109,715
2027	92,873
2028	78,586
Thereafter	163,746

$628,676

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.
Lessee Accounting
As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of June 30, 2024, these leases had remaining terms of two
to 64 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheets as follows (in thousands):

	June 30, 2024	December 31, 2023
Right-of-use asset – operating leases	$10,245	$12,564
Lease liability – operating leases	$8,417	$8,550
Right-of-use asset – financing leases	$9,706	$9,820
Lease liability – financing leases	$1,594	$1,551
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
Op
erating lease expense for the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively. Operating lease expense for the three and six months ended June 30, 2023 was $0.2 million and $0.5 million, respectively. Financing lease expense for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. Financing lease expense for the three and six months ended June 30, 2023 was $0.1 million and $0.2 million, respectively.
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of June 30, 2024 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2024	$266	$4
2025	770	8
2026	724	8
2027	587	8
2028	587	8
Thereafter	25,976	6,930

Total future minimum lease payments	28,910	6,966
Discount	(20,493)	(5,372)

Total	$8,417	$1,594

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
The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2024, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.
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
There were no shares repurchased during the six months ended June 30, 2024 and 2023.
Common Stock and Common Unit Distributions
On June 14, 2024, the Board of Directors approved and the Company declared a cash dividend distribution of $0.10 per common share for the quarterly period ended June 30, 2024. The dividend was paid subsequent to quarter end on July 24, 2024 to common stockholders and common unitholders of record as of the close of business on July 10, 2024, resulting in an aggregate payment of $4.0 million.
Preferred Stock Distributions
On June 14, 2024, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended June 30, 2024. The dividend was paid subsequent to quarter end on July 24, 2024 to the holders of record of Series A Preferred Stock as of the close of business on July 10, 2024.
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
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2024:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2023	451,741	424,888
Granted	324,414	324,952
Issuance of dividend equivalents	8,290	—
Vested	(228,747)	(120,000)

Outstanding at March 31, 2024	555,698	629,840
Issuance of dividend equivalents	12,161	—

Outstanding at June 30, 2024	567,859	629,840
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2023:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	9,485	—
Vested	(216,520)	(97,500)

Outstanding at March 31, 2023	419,307	424,888
Issuance of dividend equivalents	14,356	—

Outstanding at June 30, 2023	433,663	424,888

During the six months ended June 30, 2024 and June 30, 2023, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive employees:

	Units Granted		Grant Date Fair Value (in thousands)	Weighted Average Grant Date Fair Value Per Share
	RSUs	Performance RSUs

2024	324,414	324,952	$3,539	$5.45
2023	198,022	214,888	3,729	9.03
The RSU Awards
 will vest in three equal, annual installments on each of the first three anniversaries of the grant date. The Performance RSU Awards will vest on the last day of the three-year
measurement period.
During the three months
 ended June 30, 2024 and June 30, 2023, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2024	$642	$441	$1,083
2023	633	390	1,023
During the six months ended June 30, 2024 and June 30, 2023, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2024	$1,284	$870	$2,154
2023	1,276	771	2,047

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
Cautionary Statement Regarding Forward-Looking Statements
This Report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hypothetical,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

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
Revenue Base
As of June 30, 2024, we owned 23 properties comprised of 56 office buildings with a total of approximately 5.6 million square feet of net rentable area (“NRA”). As of June 30, 2024, our properties were approximately 83.0% leased.

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
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
The broader economy in the U.S. has been experiencing increased levels of inflation, higher interest rates and tightening monetary and fiscal policies. The banking and lending sector in particular has been impacted by the interest rate environment. While it remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation, this evolving economic environment impacts our operating activities as:

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
Work-From-Home Trends
Our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate. As of June 30, 2024, 12.7% of net rentable area under our portfolio was vacant, as compared to 13.0% as of June 30, 2023.
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
Rental Revenue and Tenant Recoveries
The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of June 30, 2024, the operating properties in our portfolio were 83.0% leased, with 3.9% of our leases scheduled to expire over the remainder of the calendar year, without regard to renewal options. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants, and in the normal course of business we do not typically waive these rent escalation provisions. Certain leases contain termination provisions which permit the tenant to terminate the arrangement generally upon payment of a termination fee, which we believe acts as a deterrent to cancelling the lease. These early termination provisions applied to approximately 17.3% of the net rentable area in our portfolio as of June 30, 2024. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of high interest rates and the fluctuating likelihood of a U.S. recession, that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.
At the beginning of the year the Company, through wholly owned subsidiaries, was the landlord under leases at three of the Company’s properties totaling approximately 177,000 square feet with subsidiaries of WeWork, which had announced that it had entered Chapter 11 bankruptcy protection during the previous year. During the first quarter of 2024, WeWork announced that it rejected the lease at our Block 23 property totaling 46,000 square feet. The Company recorded a termination fee of $0.9 million during the period ended March 31, 2024. During the second quarter of 2024, the Company entered into lease amendments with WeWork at our Bloc 83 and The Terraces properties to reduce WeWork’s leased space by a total of 53,000 square feet by the end of 2024. WeWork exited Chapter 11 bankruptcy proceedings during the second quarter of 2024. The remaining 78,000 square feet are leased by subsidiaries of WeWork under long-term leases.

Leasing Activity
The following table presents our leasing activity for the three months ended June 30, 2024.

Three Months Ended June 30, 2024 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing

Square Feet (000’s)	162	107	269
Average Effective Rents per Square Foot	$25.95	$25.52	$25.78
Tenant Improvements per Square Foot	$34.38	$4.54	$22.51
Leasing Commissions per Square Foot	$9.27	$5.74	$7.87
% Change in Renewal Cash Rent vs. Expiring		4.3%
Retention Rate %		44%
Our Properties
As of June 30, 2024, we owned 23 properties comprised of 56 office buildings with a total of approximately 5.6 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of June 30, 2024.

Metropolitan Area	Property	Economic Interest	NRA (000’s Square Feet)	In Place Occupancy	Annualized Average Effective Rent per Square Foot (1)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (2)	Annualized Base Rent (3) ($000’s)
Phoenix, AZ (27.3% of NRA)	Block 23	100.0%	307	81.1%	$27.94	$29.03	$32.59	$7,229
	Pima Center	100.0%	272	52.1%	$28.59	$30.00	$30.00	$4,247
	SanTan	100.0%	267	50.4%	$32.00	$33.48	$33.48	$4,499
	5090 N. 40 th St	100.0%	175	66.3%	$32.04	$35.34	$35.34	$4,107
	Camelback Square	100.0%	173	84.0%	$32.90	$35.30	$35.30	$5,119
	The Quad	100.0%	163	97.4%	$33.01	$34.26	$34.61	$5,438
	Papago Tech	100.0%	163	79.2%	$23.63	$26.32	$26.32	$3,391
Tampa, FL (18.9%)	Park Tower	94.8%	481	92.5%	$28.88	$28.92	$28.92	$12,866
	City Center	95.0%	243	86.7%	$32.24	$31.71	$31.71	$6,679
	Intellicenter	100.0%	204	76.1%	$24.31	$25.96	$25.96	$4,023
	Carillon Point	100.0%	124	100.0%	$30.41	$31.01	$31.01	$3,851
Denver, CO (14.5%)	Denver Tech	100.0%	381	85.6%	$23.58	$24.38	$29.57	$7,957
	Circle Point	100.0%	272	81.0%	$19.44	$20.60	$36.16	$4,540
	Superior Pointe	100.0%	152	69.5%	$17.27	$19.11	$33.11	$2,023
Orlando, FL (12.9%)	Florida Research Park	96.6%	397	87.2%	$25.58	$26.59	$28.75	$9,185
	Central Fairwinds	97.0%	168	89.1%	$27.48	$28.83	$28.83	$4,323
	Greenwood Blvd	100.0%	155	100.0%	$24.84	$25.25	$25.25	$3,915
Raleigh, NC (8.9%)	Bloc 83	100.0%	495	83.6%	$41.33	$38.99	$39.39	$16,136
Dallas, TX (5.1%)	The Terraces	100.0%	173	100.0%	$41.38	$39.83	$60.83	$6,877
	2525 McKinnon	100.0%	111	70.1%	$29.51	$30.84	$50.84	$2,409
San Diego, CA (5.1%)	Mission City	100.0%	281	83.1%	$38.65	$40.02	$40.02	$9,360
Seattle, WA (3.7%)	Canyon Park	100.0%	207	100.0%	$22.31	$24.58	$30.58	$5,082
Portland, OR (3.6%)	AmberGlen	76.0%	203	100.0%	$22.93	$24.34	$27.53	$4,952

Total / Weighted Average – June 30, 2024 (4)			5,567	83.0%	$29.17	$29.92	$33.28	$138,208

(1)
Annualized Average Effective Rent accounts for the impact of straight-line rent adjustments, including the amortization of rent escalations and base rent concessions (e.g., free rent abatements) contained in the lease. The square foot result per property is calculated by multiplying (i) Average Effective Rent for the month ended June 30, 2024 by (ii) 12, divided by the occupied square footage in that period.

(2)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(3)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2024 by (ii) 12.
(4)	Averages weighted based on the property’s NRA, adjusted for occupancy.
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
Results of Operations
Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023
Rental and Other Revenues.
Rental and other revenues include net rental income, parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $2.3 million, or 5%, to $42.3 million for the three months ended June 30, 2024 compared to $44.6 million for the three months ended June 30, 2023. Revenue decreased year over year due to the dispositions and tenant departures at Cascade Station in June 2024 and 190 Office Center in May 2023, which reduced revenue by $0.6 million and $0.6 million, respectively. Revenue also decreased at 2525 McKinnon and Intellicenter by $0.3 million and $0.2 million, respectively, due to lower occupancy at the properties compared to the prior year. Lastly, revenue also decreased at Block 23 and The Terraces by $0.3 million and $0.2 million, respectively, largely due to the write-off of straight-line rent associated with the WeWork leases at these two properties. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior year period.

Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased $0.7 million, or 2%, to $36.0 million for the three months ended June 30, 2024, from $36.7 million for the three months ended June 30, 2023. The disposition of 190 Office Center in May 2023 decreased total operating expenses by $0.7 million. The remaining properties’ total operating expenses were relatively unchanged in comparison to the prior year period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $0.3 million, or 1%, to $17.5 million for the three months ended June 30, 2024, from $17.2 million for the three months ended June 30, 2023. The disposition of 190 Office Center in May 2023 decreased property operating expenses by $0.4 million. The remaining properties’ property operating expenses were $0.7 million higher in comparison to the prior year period, primarily due to inflation.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.1 million, or 4%, to $3.8 million for the three months ended June 30, 2024, from $3.7 million reported in the prior year period. General and administrative expenses increased due to marginally higher stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization decreased $1.1 million, or 7%, to $14.7 million for the three months ended June 30, 2024, from $15.8 million reported for the same period in 2023. The disposition of 190 Office Center in May 2023 decreased depreciation and amortization expense by $0.3 million. Depreciation and amortization expense at Circle Point also decreased by $0.4 million as the amortization expense associated with leases in place at the property was fully amortized in 2023. The remaining properties’ depreciation expenses were marginally lower in comparison to the prior year period.
Other Expense (Income)
Interest Expense.
Interest expense increased $0.2 million, or 2%, to $8.5 million for the three months ended June 30, 2024, from $8.3 million for the three months ended June 30, 2023. The increase was primarily attributable to higher interest rates.
Net Loss on Disposition of Real Estate Property.
 During the second quarter of 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property’s loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2024. For the three months ended June 30, 2024, the Company recognized a loss on deconsolidation of $1.5 million. In the second quarter of 2023, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2023. For the three months ended June 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million.
Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
Rental and Other Revenues.
Rental and other revenues include net rental income, parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $3.8 million, or 4%, to $86.8 million for the six months ended June 30, 2024 compared to $90.6 million for the six months ended June 30, 2023. Revenue decreased year over year due to the dispositions and tenant departures at Cascade Station in June 2024 and 190 Office Center in May 2023 which reduced revenue by $1.0 million and $2.3 million, respectively. Revenue also decreased at 2525 McKinnon by $0.5 million due to lower occupancy at the property compared to the prior year. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior year period.

Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased $0.9 million, or 1%, to $72.6 million for the six months ended June 30, 2024, from $73.5 million for the six months ended June 30, 2023. The disposition of 190 Office Center in May 2023 decreased total operating expenses by $1.9 million. Offsetting this decrease, total operating expenses at Bloc 83 increased by $0.4 million primarily due to higher electricity costs and property taxes. The remaining properties’ total operating expenses were $0.6 million higher in comparison to the prior year period, primarily due to inflation.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses increased $0.2 million, or 1%, to $35.2 million for the six months ended June 30, 2024, from $35.0 million for the six months ended June 30, 2023. Property operating expenses at Bloc 83 increased by $0.5 million primarily due to higher electricity costs and property taxes. Offsetting this increase, the disposition of 190 Office Center in May 2023 decreased property operating expenses by $1.2 million. The remaining properties’ property operating expenses were $0.9 million higher in comparison to the prior year period, primarily due to inflation.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.1 million, or 1%, to $7.5 million for the six months ended June 30, 2024, from $7.4 million reported for the same period in 2023. General and administrative expenses increased due to marginally higher stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization decreased $1.3 million, or 4%, to $29.8 million for the six months ended June 30, 2024, from $31.1 million reported for the same period in 2023. The disposition of 190 Office Center in May 2023 decreased depreciation and amortization expense by $0.6 million. Depreciation and amortization expense at Circle Point also decreased by $0.8 million as the amortization expense associated with leases in place was fully amortized in 2023. The remaining properties’ depreciation expenses were relatively unchanged in comparison to the prior year period.
Other Expense (Income)
Interest Expense.
Interest expense increased $0.3 million, or 2%, to $16.9 million for the six months ended June 30, 2024, from $16.6 million for the six months ended June 30, 2023. The increase was primarily attributable to higher interest rates.
Net Loss on Disposition of Real Estate Property.
 During the second quarter of 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property’s loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2024. For the six months ended June 30, 2024, the Company recognized a loss on deconsolidation of $1.5 million. In the prior year, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2023. For the six months ended June 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million.

Cash Flows
Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
Cash, cash equivalents and restricted cash were $43.3 million and $52.7 million as of June 30, 2024 and June 30, 2023, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased $4.1 million to $31.7 million for the six months ended June 30, 2024, compared to $27.6 million for the same period in 2023. The increase was primarily attributable to changes in working capital.
Cash flow to investing activities.
Net cash used in investing activities decreased $5.1 million to $18.7 million for the six months ended June 30, 2024, compared to $23.8 million for the same period in 2023. The decrease in cash used in investing activities was primarily attributable to lower additions to real estate properties in the current year. This decrease was partially offset by an increase in cash used in investing activities attributable to higher deferred leasing costs in the current year.
Cash flow to financing activities.
Net cash used in financing activities increased $17.7 million to $13.1 million for the six months ended June 30, 2024, compared to $4.6 million provided by financing activities for the same period in 2023. The increase in cash used by financing activities was primarily attributable to lower net proceeds from borrowings partially offset by lower dividend distributions paid to stockholders for the six months ended June 30, 2024.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $28.0 million of cash and cash equivalents and $15.3 million of restricted cash as of June 30, 2024.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. As of June 30, 2024, we had approximately $205.0 million outstanding under our Unsecured Credit Facility and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.
On May 23, 2024, the Company entered into an amended and restated loan agreement for Central Fairwinds, extending the term for an additional five years and amending the interest rate from fixed to floating. The loan bears interest at a rate equal to the daily-simple SOFR rate plus a margin of 325 basis points. The Company also entered into a five-year interest rate swap agreement, effectively fixing the SOFR component of the borrowing rate of the loan at 4.43%.
On June 27, 2024, the Company entered into a loan modification and extension agreement for FRP Ingenuity Drive, which among other things, included a principal repayment of $1.6 million and extended the term for an additional two years to December 2026 with a one-year extension option.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the six months ended June 30, 2024.

After considering the effect of the work-from-home trend on our consolidated operations, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations. As of June 30, 2024, the lenders for two of our mortgage borrowings have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. For these two properties, the total restricted cash as of June 30, 2024 was $6.7 million.
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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of June 30, 2024, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2024	2025-2026	2027-2028	More than 5 years

Principal payments on mortgage loans	$652,429	$52,792	$303,828	$281,320	$14,489
Interest payments (1)	75,269	15,899	44,024	14,816	530
Tenant-related commitments	13,591	13,209	382	—	—
Lease obligations	35,876	270	1,510	1,190	32,906

Total	$777,165	$82,170	$349,744	$297,326	$47,925

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at June 30, 2024. Contracted interest on our loans which we have applied interest rate swaps was calculated based on the swap rate fixing the SOFR component of the borrowing rates.

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
We currently consider our interest rate exposure to be moderate because as of June 30, 2024, approximately $587.4 million, or 90.0%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $65.0 million, or 10.0%, had variable interest rates. The $587.4 million fixed rate debt includes our loans against which we have applied interest rate swaps. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $0.7 million increase to our annual interest costs on debt outstanding as of June 30, 2024 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $0.7 million decrease to our annual interest costs on debt outstanding as of June 30, 2024 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2024.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of June 30, 2024, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except for those included below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
Risks Related to Our Business and Our Properties
Real estate is a competitive business and that competition may adversely impact us.
We compete with a large number of property owners, operators and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are the quality of the property, attractiveness of location and the breadth and the quality of the amenities offered. Substantially all of our properties face competition from similar properties in the same market, which may adversely impact the rents we can charge at those properties, leasing costs, occupancy rates and our results of operations.
Our commercial office properties are located primarily in Sun Belt markets, which generally exhibit positive population and economic growth. The number of competitive office properties in these areas, which may be newer, more amenitized or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties and on the effective rents we are able to charge.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of City Office REIT, Inc., as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 1, 2018).

3.2	Third Amended and Restated Bylaws of City Office REIT, Inc., effective as of August 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2023).

4.1	Certificate of Common Stock of City Office REIT, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11/A filed with the Commission on February 18, 2014).

4.2	Form of certificate representing the 6.625% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Commission on September 30, 2016).

10.1	Amended and Restated Loan Agreement, dated as of August 16, 2023, by and among CIO Research Commons, LLC, CIO Technology Point I & II, LLC and CIO University Tech, LLC, each and collectively as borrower, and BankUnited, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2023).

10.2	Amended and Restated Renewal Promissory Note, dated as of August 16, 2023, by and among CIO Research Commons, LLC, CIO Technology Point I & II, LLC and CIO University Tech, LLC, each and collectively as borrower, and BankUnited, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2023).

10.3	Form of Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2024).*

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INLINE XBRL INSTANCE DOCUMENT†

101.SCH	INLINE XBRL SCHEMA DOCUMENT†

101.CAL	INLINE XBRL CALCULATION LINKBASE DOCUMENT†

101.LAB	INLINE XBRL LABELS LINKBASE DOCUMENT†

101.PRE	INLINE XBRL PRESENTATION LINKBASE DOCUMENT†

101.DEF	INLINE XBRL DEFINITION LINKBASE DOCUMENT†

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) †

†	Filed herewith.
*	Compensatory Plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CITY OFFICE REIT, INC.
Date: August 1, 2024

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 1, 2024

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)