Form 10-Q
period 2024-09-30
City Office REIT, Inc.
filed 2024-10-31
CIK 1593222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
of the Exchange
Act). Yes
 ☐
☒
 No
The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 28, 2024 was 40,154,055.

City Office REIT, Inc.
Quarterly Report on Form
10-Q
For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
City Office REIT, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except par value and share data)

	September 30, 2024	December 31, 2023
Assets
Real estate properties
Land	$193,524	$193,524
Building and improvement	1,185,756	1,194,819
Tenant improvement	163,013	152,540
Furniture, fixtures and equipment	1,377	820

	1,543,670	1,541,703
Accumulated depreciation	(248,420)	(218,628)

	1,295,250	1,323,075

Cash and cash equivalents	25,911	30,082
Restricted cash	17,118	13,310
Rents receivable, net	52,908	53,454
Deferred leasing costs, net	23,997	21,046
Acquired lease intangible assets, net	36,520	42,434
Other assets	23,580	27,975

Total Assets	$1,475,284	$1,511,376

Liabilities and Equity
Liabilities:
Debt	$648,173	$669,510
Accounts payable and accrued liabilities	39,597	29,070
Deferred rent	7,091	7,672
Tenant rent deposits	7,319	7,198
Acquired lease intangible liabilities, net	6,629	7,736
Other liabilities	18,906	17,557

Total Liabilities	727,715	738,743

Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of September 30, 2024 and December 31, 2023	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,154,055 and 39,938,451 shares issued and outstanding as of September 30, 2024 and December 31, 2023	401	399
Additional paid-in capital	441,188	438,867
Retained earnings	196,466	221,213
Accumulated other comprehensive loss	(2,997)	(248)

Total Stockholders’ Equity	747,058	772,231
Non-controlling interests in properties	511	402

Total Equity	747,569	772,633

Total Liabilities and Equity	$1,475,284	$1,511,376

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental and other revenues	$42,371	$44,214	$129,207	$134,775

Operating expenses:
Property operating expenses	17,783	17,644	53,020	52,610
General and administrative	3,790	3,531	11,321	10,963
Depreciation and amortization	14,642	14,723	44,440	45,795

Total operating expenses	36,215	35,898	108,781	109,368

Operating income	6,156	8,316	20,426	25,407
Interest expense:
Contractual interest expense	(8,274)	(7,853)	(24,502)	(23,807)
Amortization of deferred financing costs and debt fair value	(369)	(333)	(1,030)	(979)

	(8,643)	(8,186)	(25,532)	(24,786)
Net loss on disposition of real estate property	—	—	(1,462)	(134)

Net (loss)/income	(2,487)	130	(6,568)	487
Less:
Net income attributable to non-controlling interests in properties	(152)	(173)	(412)	(506)

Net loss attributable to the Company	(2,639)	(43)	(6,980)	(19)
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)

Net loss attributable to common stockholders	$(4,494)	$(1,898)	$(12,545)	$(5,584)

Net loss per common share:
Basic	$(0.11)	$(0.05)	$(0.31)	$(0.14)

Diluted	$(0.11)	$(0.05)	$(0.31)	$(0.14)

Weighted average common shares outstanding:
Basic	40,154	39,938	40,135	39,917

Diluted	40,154	39,938	40,135	39,917

Dividend distributions declared per common share	$0.10	$0.10	$0.30	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net (loss)/income	$(2,487)	$130	$(6,568)	$487
Other comprehensive (loss)/income:
Unrealized cash flow hedge (loss)/gain	(3,087)	1,447	470	3,732
Amounts reclassified to interest expense	(1,000)	(1,019)	(3,249)	(2,309)

Other comprehensive (loss)/income	(4,087)	428	(2,779)	1,423

Comprehensive (loss)/income	(6,574)	558	(9,347)	1,910
Less:
Comprehensive income attributable to non-controlling interests in properties	(99)	(174)	(382)	(507)

Comprehensive (loss)/income attributable to the Company	$(6,673)	$384	$(9,729)	$1,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity

Balance—December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633
Restricted stock award grants and vesting	—	—	216	2	42	(45)	—	(1)	—	(1)
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(444)	(444)
Net (loss)/income	—	—	—	—	—	(589)	—	(589)	135	(454)
Other comprehensive income	—	—	—	—	—	—	1,763	1,763	26	1,789

Balance—March 31, 2024	4,480	$112,000	40,154	$401	$438,909	$214,709	$1,515	$767,534	$119	$767,653

Restricted stock award grants and vesting	—	—	—	—	1,139	(56)	—	1,083	—	1,083
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	442	442
Distributions	—	—	—	—	—	—	—	—	(104)	(104)
Net (loss)/income	—	—	—	—	—	(3,752)	—	(3,752)	125	(3,627)
Other comprehensive loss	—	—	—	—	—	—	(478)	(478)	(3)	(481)

Balance—June 30, 2024	4,480	$112,000	40,154	$401	$440,048	$205,031	$1,037	$758,517	$579	$759,096

Restricted stock award grants and vesting	—	—	—	—	1,140	(56)	—	1,084	—	1,084
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	80	80
Distributions	—	—	—	—	—	—	—	—	(247)	(247)
Net (loss)/income	—	—	—	—	—	(2,639)	—	(2,639)	152	(2,487)
Other comprehensive loss	—	—	—	—	—	—	(4,034)	(4,034)	(53)	(4,087)

Balance—September 30, 2024	4,480	$112,000	40,154	$401	$441,188	$196,466	$(2,997)	$747,058	$511	$747,569

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Total stockholders’ equity	Non- controlling interests in properties	Total equity

Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174
Restricted stock award grants and vesting	—	—	220	2	(535)	(85)	—	(618)	—	(618)
Common stock dividend distribution declared	—	—	—	—	—	(7,988)	—	(7,988)	—	(7,988)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	110	110
Distributions	—	—	—	—	—	—	—	—	(235)	(235)
Net income	—	—	—	—	—	704	—	704	169	873
Other comprehensive loss	—	—	—	—	—	—	(1,942)	(1,942)	—	(1,942)

Balance—March 31, 2023	4,480	$112,000	39,938	$399	$435,626	$242,318	$789	$791,132	$387	$791,519

Restricted stock award grants and vesting	—	—	—	—	1,107	(84)	—	1,023	—	1,023
Common stock dividend distribution declared	—	—	—	—	—	(3,994)	—	(3,994)	—	(3,994)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(226)	(226)
Net (loss)/income	—	—	—	—	—	(680)	—	(680)	164	(516)
Other comprehensive income	—	—	—	—	—	—	2,937	2,937	—	2,937

Balance—June 30, 2023	4,480	$112,000	39,938	$399	$436,733	$235,705	$3,726	$788,563	$325	$788,888

Restricted stock award grants and vesting	—	—	—	—	1,067	(43)	—	1,024	—	1,024
Common stock dividend distribution declared	—	—	—	—	—	(3,994)	—	(3,994)	—	(3,994)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(167)	(167)
Net (loss)/income	—	—	—	—	—	(43)	—	(43)	173	130
Other comprehensive income	—	—	—	—	—	—	427	427	1	428

Balance—September 30, 2023	4,480	$112,000	39,938	$399	$437,800	$229,770	$4,153	$784,122	$332	$784,454

The accompanying notes are an integral part of these condensed consolidated financial statements
.

City Office REIT, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss)/income	$(6,568)	$487
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	44,440	45,795
Amortization of deferred financing costs and debt fair value	1,030	979
Amortization of above and below market leases	(97)	68
Straight-line rent/expense	(40)	(6,402)
Non-cash stock compensation	3,238	3,071
Net loss on disposition of real estate property	1,462	134
Changes in non-cash working capital:
Rents receivable, net	471	172
Other assets	178	(744)
Accounts payable and accrued liabilities	5,966	5,705
Deferred rent	(449)	(1,304)
Tenant rent deposits	349	208

Net Cash Provided By Operating Activities	49,980	48,169

Cash Flows to Investing Activities:
Additions to real estate properties	(21,300)	(23,338)
Reduction of cash on disposition of real estate property	(2,477)	(4,051)
Deferred leasing costs	(5,980)	(3,474)

Net Cash Used In Investing Activities	(29,757)	(30,863)

Cash Flows to Financing Activities:
Debt issuance and extinguishment costs	(576)	(737)
Proceeds from borrowings	59,000	35,000
Repayment of borrowings	(60,075)	(15,889)
Dividend distributions paid to stockholders	(17,590)	(25,490)
Distributions to non-controlling interests in properties	(795)	(628)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,072)	(1,643)
Contributions from non-controlling interests in properties	522	110

Net Cash Used In Financing Activities	(20,586)	(9,277)

Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(363)	8,029
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	43,392	44,262

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,029	$52,291

Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	25,911	36,738
Restricted Cash, End of Period	17,118	15,553

Cash, Cash Equivalents and Restricted Cash, End of Period	$43,029	$52,291

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,642	$22,586
Purchase of additions in real estate properties included in accounts payable	$11,237	$10,707
Purchase of deferred leasing costs included in accounts payable	$1,998	$919
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
(“ASU
2023-07”)
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will enhance segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. This standard must be applied retrospectively to all periods presented in the financial statements. The Company has evaluated the impact of ASU
2023-07
and anticipates adoption will result in incremental disclosure in the notes to the consolidated financial statements for the year ended December 31, 2024.

3. Real Estate Investments
Disposition of Real Estate Property
Cascade Station
On
June 27, 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property’s non-
recourse
loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company assessed whether the entity holding the property should be reassessed for consolidation as a Variable Interest Entity (“VIE”) in accordance with ASC 810 – Consolidation.
Based on its analysis, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of June 27, 2024. The Company deconsolidated the net carrying value of real estate assets of $17.9 million, the mortgage loan of $20.6 million, cash and restricted cash of $2.5 million and net current assets of $1.7 million. For the nine months ended September 30, 2024, the Company recognized a loss on deconsolidation of $1.5 million, which has been included within net loss on disposition of real estate property on the Company’s condensed consolidated statement of operations and statement of cash flows.
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
4. Lease Intangibles
Lease intangibles and the value of assumed lease obligations as of September 30, 2024 and December 31, 2023 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
September 30, 2024	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total

Cost	$16,647	$72,184	$31,481	$120,312	$(14,510)	$(138)	$(14,648)
Accumulated amortization	(10,333)	(53,340)	(20,119)	(83,792)	7,960	59	8,019

	$6,314	$18,844	$11,362	$36,520	$(6,550)	$(79)	$(6,629)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$17,463	$73,128	$32,541	$123,132	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(10,222)	(51,290)	(19,186)	(80,698)	7,314	56	7,370

	$7,241	$21,838	$13,355	$42,434	$(7,654)	$(82)	$(7,736)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2024	$1,561
2025	6,197
2026	5,889
2027	4,903
2028	4,209
Thereafter	7,132

$29,891

5. Debt
The following table summarizes the indebtedness as of September 30, 2024 and December 31, 2023 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 6:

Property	September 30, 2024	December 31, 2023	Interest Rate as of September 30, 2024 (1)	Maturity
Unsecured Credit Facility (2)(3)	$255,000	$200,000	SOFR +1.50% (1)(2)	November 2025
Term Loan (3)	25,000	25,000	6.00% (3)	January 2026
Mission City	45,323	45,994	3.78%	November 2027
Canyon Park (4)	38,356	38,932	4.30%	March 2027
Circle Point	38,339	38,789	4.49%	September 2028
SanTan (5)	30,958	31,501	4.56%	March 2027
The Quad	30,600	30,600	4.20%	September 2028
Intellicenter	30,207	30,682	4.65%	October 2025
2525 McKinnon	27,000	27,000	4.24%	April 2027
FRP Collection	25,842	26,139	7.05% (6)	August 2028
Greenwood Blvd	20,440	20,856	3.15%	December 2025
5090 N. 40th St	20,028	20,370	3.92%	January 2027
AmberGlen	20,000	20,000	3.69%	May 2027
Central Fairwinds	15,556	15,826	7.68% (7)	June 2029
Carillon Point	14,254	14,419	7.05% (6)	August 2028
FRP Ingenuity Drive (8)	14,096	15,860	4.44%	December 2026
Term Loan (9)	—	50,000	—	—
Cascade Station (10)	—	20,752	—	—

Total Principal	650,999	672,720
Deferred financing costs, net	(2,826)	(3,258)
Unamortized fair value adjustments	—	48

Total	$648,173	$669,510

(1)	As of September 30, 2024, the daily-simple Secured Overnight Financing Rate (“SOFR”) was 4.96%.
(2)
Borrowings under our unsecured credit facility (the “Unsecured Credit Facility”) bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of September 30, 2024, the Unsecured Credit Facility had $255.0 million drawn and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.

(3)
On January 5, 2023, the Company entered into a second amendment to its amended and restated credit agreement, dated
November 16, 2021, for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. Borrowings under the $25 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 210 basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $25 million, effectively fixing the SOFR component of the borrowing rate of the term loan at 3.90%.

(4)
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

(5)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of September 30, 2024, the DSCR and debt yield covenants were still not met. As of September 30, 2024, and December 31, 2023, total restricted cash for the property was $2.6 million and $4.1 million, respectively.

(6)
The FRP Collection and Carillon Point loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 275 basis points. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term via interest rate swaps at 4.30%.

(7)
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

(8)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. As of September 30, 2024, and December 31, 2023, total restricted cash for the property was $3.8 million and $3.2 million, respectively.

On June 27, 2024, the Company entered into a loan modification and extension agreement for FRP Ingenuity Drive, which among other things, included a principal repayment of $1.6 million and extended the term for an additional two years to December 2026 with a one-year extension option. Under the terms of the agreement the ‘cash-sweep period’ will continue through the maturity of the loan.

(9)	On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Unsecured Credit Facility .
(10)
On May 1, 2024, the non-recourse property loan at our Cascade Station property in Portland, Oregon matured, and an event of default was triggered under the terms of the Cascade Station loan, following non-payment of the principal amount outstanding at loan maturity. On June 27,
2024, the
non-recourse
debt associated with the Cascade Station property was deconsolidated as a result of the Company entering into an assignment in lieu of foreclosure agreement to transfer possession and control of the property to the lender. The loan balance as of the date of deconsolidation was $20.6 million.

The scheduled principal repayments of debt as of September 30, 2024 are as follows (in thousands):

2024	$1,361
2025	309,929
2026	43,899
2027	176,734
2028	104,586
Thereafter	14,490

$650,999

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
In September 2019, the Company entered into a London Interbank Offered Rate (“LIBOR”) interest rate swap for a notional amount of $50.0 million. In January 2023, the Company amended the $50.0 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. The interest rate swap effectively fixed the SOFR component of the corresponding loan at approximately 1.17% for the remainder of the five-year term. In September 2024, the $50.0 million interest rate swap matured.
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
In
May 2024, the Company entered into an interest rate swap at Central Fairwinds for an initial notional amount of $15.6 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.43% for the five-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.
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
The following table summarizes the Company’s derivative financial instruments as of September 30, 2024 and December 31, 2023 (in thousands):

	Notional Value			Fair Value Assets/(Liabilities)
	September 30, 2024	Effective Date	Maturity Date	September 30, 2024	December 31, 2023

Interest Rate Swap	$25,000	January 2023	January 2026	$(75)	$49
Interest Rate Swap	140,000	March 2023	November 2025	(707)	(295)
Interest Rate Swap	25,842	August 2023	August 2028	(965)	(846)
Interest Rate Swap	14,254	August 2023	August 2028	(533)	(466)
Interest Rate Swap	15,556	May 2024	June 2029	(789)	—
Interest Rate Swap	—	September 2019	September 2024	—	1,268

	$220,652			$(3,069)	$(290)

For the nine months ended September 30, 2024, approximately $3.2 million of realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty. For the nine months ended September 30, 2023, approximately $2.3 million of realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty.
Cash, Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities
The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.
Fair Value of Financial Instruments Not Carried at Fair Value
With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loan payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $307.3 million and $343.1 million (compared to a carrying value of $315.3 million and $357.2 million) as of September 30, 2024, and December 31, 2023, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions
Administrative Services Agreement
For the nine months ended September 30, 2024 and 2023, the Company earned $0.2 million and $0.4 million, respectively, in administrative services performed for Second City Real Estate II
Corporation
, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.
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
The Company recognized fixed and variable lease payments for operating leases for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fixed payments	$35,794	$37,081	$109,428	$113,565
Variable payments	6,546	6,933	19,561	20,418

	$42,340	$44,014	$128,989	$133,983

The Company ceased recognizing rental lease income with respect to the Cascade Station property on the deconsolidation of the entity on June 27, 2024. The Company ceased recognizing rental lease income with respect to the 190 Office Center property on the deconsolidation of the entity on May 15, 2023. Refer to Note 3 for further details.
Future minimum lease payments to be received by the Company as of September 30, 2024 under non-cancellable
operating leases for the next five years and thereafter are as follows (in thousands):

2024	$31,715
2025	123,574
2026	114,741
2027	98,053
2028	83,633
Thereafter	181,083

$632,799

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.

Lessee Accounting
As a lessee, the Company has ground and office
leases
which are classified as operating and financing leases. As of September 30, 2024, these leases had remaining terms of two
to 64 years and a weighted average remaining lease term of 50 years.
Right-of-use
assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheets as follows (in thousands):

	September 30, 2024	December 31, 2023
Right-of-use asset – operating leases	$10,173	$12,564
Lease liability – operating leases	$8,352	$8,550
Right-of-use asset – financing leases	$9,650	$9,820
Lease liability – financing leases	$1,615	$1,551
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
Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of September 30, 2024 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases

2024	$74	$2
2025	770	8
2026	724	8
2027	587	8
2028	587	8
Thereafter	25,976	6,930

Total future minimum lease payments	28,718	6,964
Discount	(20,366)	(5,349)

Total	$8,352	$1,615

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

1
3

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2024, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations
.
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
There were no shares repurchased during the nine months ended September 30, 2024 and 2023.
Common Stock and Common Unit Distributions
On September 13, 2024, the Board of Directors approved and the Company declared a cash dividend distribution of $0.10 per common share for the quarterly period ended September 30, 2024. The dividend was paid subsequent to quarter end on October 24, 2024 to common stockholders and common unitholders of record as of the close of business on October 10, 2024, resulting in an aggregate payment of $4.0 million.
Preferred Stock Distributions
On September 13, 2024, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended September 30, 2024. The dividend was paid subsequent to quarter end on October 24, 2024 to the holders of record of Series A Preferred Stock as of the close of business on October 10, 2024.
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
4

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
The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and nine months ended September 30, 2024:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2023	451,741	424,888
Granted	324,414	324,952
Issuance of dividend equivalents	8,290	—
Vested	(228,747)	(120,000)

Outstanding at March 31, 2024	555,698	629,840
Issuance of dividend equivalents	12,161	—

Outstanding at June 30, 2024	567,859	629,840
Issuance of dividend equivalents	10,039	—

Outstanding at September 30, 2024	577,898	629,840
The following table summarizes the activity of the awards under the Equity
Incentive
Plan for the three and nine months ended September 30, 2023:

	Number of RSUs	Number of Performance RSUs

Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	9,485	—
Vested	(216,520)	(97,500)

Outstanding at March 31, 2023	419,307	424,888
Issuance of dividend equivalents	14,356	—

Outstanding at June 30, 2023	433,663	424,888
Issuance of dividend equivalents	7,844	—

Outstanding at September 30, 2023	441,507	424,888

1
5

During the nine months ended September 30, 2024 and September 30, 2023, the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive
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
During the three months ended September 30, 2024 and September 30, 2023, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2024	$643	$441	$1,084
2023	633	391	1,024
During the nine months ended September 30, 2024 and September 30, 2023, the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2024	$1,928	$1,310	$3,238
2023	1,910	1,161	3,071

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
Revenue Base
As of September 30, 2024, we owned 23 properties comprised of 56 office buildings with a total of approximately 5.6 million square feet of net rentable area (“NRA”). As of September 30, 2024, our properties were approximately 83.4% leased.

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
Factors That May Influence Our Operating Results and Financial Condition
Economic Environment and Inflation
The broader economy in the U.S. has experienced increased levels of inflation, higher interest rates and tightened monetary and fiscal policies. The banking and lending sector in particular has been impacted by the interest rate environment. Recently, interest rates, monetary policy and inflation have begun to shift towards an improved economic environment. Office capital markets activity continues to be suppressed, largely driven by limited debt availability for the sector. However, it remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation, and this evolving economic environment impacts our operating activities as:

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
Despite the current economic environment, there is increasing evidence that many businesses have or will tighten up in-person
work policies particularly if economic conditions worsen. Many of these companies increased their workforce beginning in 2020 without increasing their available space. We expect these factors will help offset, at least partially, the headwinds to office space demand.
Work-From-Home Trends
Our business has been and will likely continue to be impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate. As of September 30, 2024, 13.0% of net rentable area under our portfolio was vacant, when excluding committed leases, as compared to 13.7% as of September 30, 2023.
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
Rental Revenue and Tenant Recoveries
The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of September 30, 2024, the operating properties in our portfolio were 83.4% leased, with 2.3% of our leases scheduled to expire over the remainder of the calendar year, without regard to renewal options. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants, and in the normal course of business we do not typically waive these rent escalation provisions. Certain leases contain termination provisions which permit the tenant to terminate the arrangement generally upon payment of a termination fee, which we believe acts as a deterrent to cancelling the lease. These early termination provisions applied to approximately 16.7% of the net rentable area in our portfolio as of September 30, 2024. In 2024, no tenant has exercised an early termination provision. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of high interest rates and the fluctuating likelihood of a U.S. recession, that impair our ability to renew or re-let
space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.
At the beginning of the year the Company, through wholly owned subsidiaries, was the landlord under leases at three of the Company’s properties totaling approximately 177,000 square feet with subsidiaries of WeWork, which had announced that it had entered Chapter 11 bankruptcy protection during the previous year. During the first quarter of 2024, WeWork announced that it rejected the lease at our Block 23 property totaling 46,000 square feet. The Company recorded a termination fee of $0.9 million during the period ended March 31, 2024. During the second quarter of 2024, the Company entered into lease amendments with WeWork at our Bloc 83 and The Terraces properties to reduce WeWork’s leased space by a total of 53,000 square feet by the end of 2024. WeWork exited Chapter 11 bankruptcy proceedings during the second quarter of 2024. Subsequent to September 30, 2024, the Company entered into a lease amendment with WeWork at our Bloc 83 property to renew 28,000 square feet through December 2026. The remaining 78,000 square feet are leased by subsidiaries of WeWork under long-term leases.

Leasing Activity
The following table presents our leasing activity for the three months ended September 30, 2024.

Three Months Ended September 30, 2024 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing

Square Feet (000’s)	78	63	141
Average Effective Rents per Square Foot	$33.91	$32.87	$33.44
Tenant Improvements per Square Foot	$40.52	$6.99	$25.47
Leasing Commissions per Square Foot	$11.25	$9.34	$10.39
% Change in Renewal Cash Rent vs. Expiring		0%
Retention Rate %		42%
Our Properties
As of September 30, 2024, we owned 23 properties comprised of 56 office buildings with a total of approximately 5.6 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of September 30, 2024.

Metropolitan Area	Property	Year of Construction	Economic Interest	NRA (000’s Square Feet)	In Place Occupancy	Annualized Average Effective Rent per Square Foot (1)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot (2)	Annualized Base Rent (3) ($000’s)
Phoenix, AZ (27.3% of NRA)	Block 23	2019	100.0%	307	81.1%	$27.66	$29.18	$32.73	$7,265
	Pima Center	2006-2008	100.0%	272	55.2%	$28.65	$30.13	$30.13	$4,518
	SanTan	2000-2003	100.0%	267	51.3%	$31.83	$33.33	$33.33	$4,557
	5090 N. 40 th St	1988	100.0%	173	70.7%	$33.07	$35.70	$35.70	$4,366
	Camelback Square	1978	100.0%	173	86.3%	$33.19	$35.45	$35.45	$5,280
	The Quad	1982	100.0%	163	97.4%	$33.00	$34.35	$34.70	$5,452
	Papago Tech	1993-1995	100.0%	163	79.2%	$25.43	$26.49	$26.49	$3,413
Tampa, FL (19.0%)	Park Tower	1973	94.8%	482	91.9%	$29.22	$29.23	$29.23	$12,938
	City Center	1984	95.0%	245	75.8%	$33.29	$34.05	$34.05	$6,325
	Intellicenter	2008	100.0%	204	76.1%	$24.31	$25.96	$25.96	$4,023
	Carillon Point	2007	100.0%	124	100.0%	$30.41	$31.59	$31.59	$3,923
Denver, CO (14.5%)	Denver Tech	1997; 1999	100.0%	381	85.6%	$23.58	$24.51	$29.70	$7,999
	Circle Point	2001	100.0%	272	84.0%	$18.56	$20.42	$35.99	$4,666
	Superior Pointe	2000	100.0%	152	69.5%	$17.27	$19.11	$33.11	$2,023
Orlando, FL (12.9%)	Florida Research Park	1999	96.6%	397	87.2%	$25.61	$26.62	$28.78	$9,193
	Central Fairwinds	1982	97.0%	168	91.6%	$27.97	$29.45	$29.45	$4,539
	Greenwood Blvd	1997	100.0%	155	100.0%	$24.84	$25.25	$25.25	$3,915
Raleigh, NC (8.9%)	Bloc 83	2019; 2021	100.0%	494	87.6%	$39.00	$39.47	$40.19	$17,117
Dallas, TX (5.1%)	The Terraces	2017	100.0%	173	85.6%	$39.00	$38.64	$59.64	$5,710
	2525 McKinnon	2003	100.0%	111	68.7%	$29.48	$31.24	$51.24	$2,388
San Diego, CA (5.1%)	Mission City	1990-2007	100.0%	281	93.4%	$38.67	$40.03	$40.03	$10,521
Seattle, WA (3.6%)	Canyon Park	1993; 1999	100.0%	207	100.0%	$22.31	$24.58	$30.58	$5,082
Portland, OR (3.6%)	AmberGlen	1984-1998	76.0%	203	97.0%	$22.74	$24.23	$27.52	$4,784

Total / Weighted Average – September 30, 2024 (4)				5,567	83.4%	$29.01	$30.16	$33.44	$139,997

(1)
Annualized Average Effective Rent accounts for the impact of straight-line rent adjustments, including the amortization of rent escalations and base rent concessions (e.g., free rent abatements) contained in the lease. The square foot result per property is calculated by multiplying (i) Average Effective Rent for the month ended September 30, 2024 by (ii) 12, divided by the occupied square footage in that period.

(2)	Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(3)	Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2024 by (ii) 12.
(4)	Averages weighted based on the property’s NRA, adjusted for occupancy.
Operating Expenses
Our operating expenses generally consist of utilities, property and ad valorem taxes, insurance and site maintenance costs. Increases in these expenses over tenants’ base years (until the base year is reset at expiration) are generally passed along to tenants in our full-service gross leased properties and are generally paid in full by tenants in our net leased properties.
Conditions in Our Markets
Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our Sun Belt cities to continue, there is no way for us to predict whether these trends will continue, especially in light of inflation and elevated interest rates as well as potential changes in tax policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the work-from-home trend will have on the short- and long-term demand for office space in our markets.
Critical Accounting Policies and Estimates
The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form
10-K
for the year ended December 31, 2023.
Results of Operations
Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023
Rental and Other Revenues.
Rental and other revenues include net rental income, parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $1.8 million, or 4%, to $42.4 million for the three months ended September 30, 2024, compared to $44.2 million for the three months ended September 30, 2023. Revenue decreased year over year due to the disposition of Cascade Station in June 2024 which reduced revenue by $1.0 million. Revenue also decreased at Intellicenter and 2525 McKinnon by $0.4 million and $0.3 million, respectively, due to lower occupancy at the properties compared to the prior year. Lastly, revenue also decreased at Block 23 and The Terraces by $0.6 million and $0.5 million, respectively, largely due to the write-off
of straight-line rent associated with the WeWork leases at these two properties. Offsetting these decreases, revenue increased year over year at Mission City and Bloc 83 by $0.3 million and $0.3 million, respectively, due to higher occupancy. The remaining properties’ rental and other revenues were marginally higher in comparison to the prior year period.

Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased $0.3 million, or 1%, to $36.2 million for the three months ended September 30, 2024, from $35.9 million for the three months ended September 30, 2023. Total operating expenses at Bloc 83 increased by $0.5 million due to higher property operating expenses and depreciation and amortization associated with higher occupancy. The disposition of Cascade Station in June 2024 decreased total operating expenses by $0.6 million. The remaining properties’ total operating expenses were marginally higher in comparison to the prior year period.
Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased $0.2 million, or 1%, to $17.8 million for the three months ended September 30, 2024, from $17.6 million for the three months ended September 30, 2023. The disposition of Cascade Station in June 2024 decreased property operating expenses by $0.2 million. The remaining properties’ property operating expenses were marginally higher in comparison to the prior year period.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.3 million, or 7%, to $3.8 million for the three months ended September 30, 2024, from $3.5 million reported in the prior year period. General and administrative expenses increased due to marginally higher professional fees incurred in the current period.
Depreciation and Amortization.
Depreciation and amortization decreased $0.1 million, or 1%, to $14.6 million for the three months ended September 30, 2024, from $14.7 million reported for the same period in 2023. The disposition of Cascade Station in June 2024 decreased depreciation and amortization expense by $0.3 million. The remaining properties’ depreciation expenses were marginally higher in comparison to the prior year period.
Other Expense (Income)
Interest Expense.
Interest expense increased $0.4 million, or 6%, to $8.6 million for the three months ended September 30, 2024, from $8.2 million for the three months ended September 30, 2023. The increase was primarily attributable to higher interest rates.
Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
Rental and Other Revenues.
Rental and other revenues include net rental income, parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $5.6 million, or 4%, to $129.2 million for the nine months ended September 30, 2024 compared to $134.8 million for the nine months ended September 30, 2023. Revenue decreased year over year due to the dispositions and tenant departures at 190 Office Center in May 2023 and Cascade Station in June 2024, which reduced revenue by $2.3 million and $1.9 million, respectively. Revenue also decreased at 2525 McKinnon, Intellicenter and Superior Pointe by $0.8 million, $0.6 million and $0.5 million, respectively, due to lower occupancy at the properties compared to the prior year. Lastly, revenue also decreased at The Terraces and Block 23 by $0.7 million and $0.3 million, respectively, largely due to the write-off
of straight-line rent associated with the WeWork leases at these two properties. Offsetting these decreases, revenue increased year over year at Park Tower, Mission City and Bloc 83 by $0.7 million, $0.5 million and $0.4 million, respectively, due to higher occupancy. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior year period.
Operating Expenses
Total Operating Expenses.
Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses decreased $0.6 million, or 1%, to $108.8 million for the nine months ended September 30, 2024, from $109.4 million for the nine months ended September 30, 2023. The dispositions of 190 Office Center in May 2023 and Cascade Station in June 2024 decreased total operating expenses by $1.9 million and $0.8 million, respectively. Offsetting these decreases, total operating expenses at Bloc 83 increased by $0.9 million due to higher property operating expenses and depreciation and amortization associated with higher occupancy. The remaining properties’ total operating expenses were $1.2 million higher in comparison to the prior year period, primarily due to inflation.

Property Operating Expenses.
Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing
costs. Property operating expenses increased $0.4 million, or 1%, to $53.0 million for the nine months ended September 30, 2024, from $52.6 million for the nine months ended September 30, 2023. Property operating expenses at Bloc 83 increased by $0.8 million primarily due to higher electricity costs and property taxes. Offsetting this increase, the disposition of 190 Office Center in May 2023 decreased property operating expenses by $1.2 million. The remaining properties’ property operating expenses were $0.8 million higher in comparison to the prior year period, primarily due to inflation.
General and Administrative.
General and administrative expenses are comprised of public company reporting costs and the compensation of our management team and Board of Directors, as well as non-cash
stock-based compensation expenses. General and administrative expenses increased $0.3 million, or 3%, to $11.3 million for the nine months ended September 30, 2024, from $11.0 million reported for the same period in 2023. General and administrative expenses increased due to marginally higher professional fees and stock-based compensation expense.
Depreciation and Amortization.
Depreciation and amortization decreased $1.4 million, or 3%, to $44.4 million for the nine months ended September 30, 2024, from $45.8 million reported for the same period in 2023. The dispositions of 190 Office Center in May 2023 and Cascade Station in June 2024 decreased depreciation and amortization expense by $0.6 million and $0.5 million, respectively. The remaining properties’ depreciation expenses were marginally lower in comparison to the prior year period.
Other Expense (Income)
Interest Expense.
Interest expense increased $0.7 million, or 3%, to $25.5 million for the nine months ended September 30, 2024, from $24.8 million for the nine months ended September 30, 2023. The increase was primarily attributable to higher interest rates.
Net Loss on Disposition of Real Estate Property.
 During the second quarter of 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property’s loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2024. For the nine months ended September 30, 2024, the Company recognized a loss on deconsolidation of $1.5 million. In the prior year, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2023. For the nine months ended September 30, 2023, the Company recognized a loss on deconsolidation of $0.1 million.
Cash Flows
Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
Cash, cash equivalents and restricted cash were $43.0 million and $52.3 million as of September 30, 2024 and September 30, 2023, respectively.
Cash flow from operating activities.
Net cash provided by operating activities increased $1.8 million to $50.0 million for the nine months ended September 30, 2024, compared to $48.2 million for the same period in 2023. The increase was primarily attributable to changes in working capital.

Cash flow to investing activities.
Net cash used in investing activities decreased $1.1 million to $29.8 million for the nine months ended September 30, 2024, compared to $30.9 million for the same period in 2023. The decrease in cash used in investing activities was primarily attributable to lower additions to real estate properties in the current year. This decrease was partially offset by an increase in cash used in investing activities attributable to higher deferred leasing costs in the current year.
Cash flow to financing activities.
Net cash used in financing activities increased $11.3 million to $20.6 million for the nine months ended September 30, 2024, compared to $9.3 million for the same period in 2023. The increase in cash used in financing activities was primarily attributable to lower net proceeds from borrowings partially offset by lower dividend distributions paid to stockholders for the nine months ended September 30, 2024.
Liquidity and Capital Resources
Analysis of Liquidity and Capital Resources
We had approximately $25.9 million of cash and cash equivalents and $17.1 million of restricted cash as of September 30, 2024.
On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended 12 months at the Company’s option upon meeting certain conditions. On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Unsecured Credit Facility, reducing total authorized borrowings from $375 million to $325 million. As of September 30, 2024, we had approximately $255.0 million outstanding under our Unsecured Credit Facility and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.
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
extension option.
On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the nine months ended September 30, 2024.
Following changes in property-level occupancy rates, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations. As of September 30, 2024, the lender for our mortgage borrowings at the SanTan property has elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. Further, under the terms of the loan modification and extension agreement at the FRP Ingenuity Drive property, signed in the second quarter of 2024, property cash flows from this property will be directed into lender-controlled restricted cash accounts through the maturity of the loan. For these two properties, the total restricted cash as of September 30, 2024 was $6.4 million.

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
Contractual Obligations and Other Long-Term Liabilities
The following table provides information with respect to our commitments as of September 30, 2024, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2024	2025-2026	2027-2028	More than 5 years

Principal payments on mortgage loans	$650,999	$1,361	$353,828	$281,320	$14,490
Interest payments (1)	70,518	8,524	46,648	14,816	530
Tenant-related commitments	11,522	7,850	3,672	—	—
Lease obligations	35,682	76	1,510	1,190	32,906

Total	$768,721	$17,811	$405,658	$297,326	$47,926

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at September 30, 2024. Contracted interest on our loans which we have applied interest rate swaps was calculated based on the swap rate fixing the SOFR component of the borrowing rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage or hedge interest rate risks related to borrowings. We do not use derivatives for trading or speculative purposes. We have entered, and we will only enter into, contracts with major financial institutions based on their credit rating and other factors. See Note 6 to our condensed consolidated financial statements in Item 1 of this Report for more information regarding our derivatives.
We currently consider our interest rate exposure to be moderate because as of September 30, 2024, approximately $536.0 million, or 82.3%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $115.0 million, or 17.7%, had variable interest rates. The $536.0 million fixed rate debt includes our loans against which we have applied interest rate swaps. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $1.2 million increase to our annual interest costs on debt outstanding as of September 30, 2024 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $1.2 million decrease to our annual interest costs on debt outstanding as of September 30, 2024 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.
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
and
15d-15(e)
under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2024.
Management’s Report on Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of September 30, 2024, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.
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
We compete with a large number of property owners, operators and developers, some of whom may be willing to accept lower returns on their investments. Principal factors of competition are the quality and age of the property, attractiveness of location and the breadth and the quality of the amenities offered. These factors may negatively impact leasing efforts and lead to higher re-leasing
costs, as we believe our tenants and prospective new tenants across our portfolio sometimes compare the cost and the value of leasing space in our buildings to the value of newer space with more amenities asking higher rent in other buildings in the market. Substantially all of our properties face competition from similar properties in the same market, which may adversely impact the rents we can charge at those properties, leasing costs, occupancy rates and our results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1
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
Date: October 31, 2024

By:	/s/ James Farrar
James Farrar

Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 31, 2024

By:	/s/ Anthony Maretic
Anthony Maretic

Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)