Form 10-K
period 2024-12-31
City Office REIT, Inc.
filed 2025-02-20
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $192.1 million, based on the closing sales price of $4.98 per share as reported on the New York Stock Exchange.

As of February 14, 2025, the registrant had 40,358,240 shares of common stock outstanding.

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

CITY OFFICE REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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
•
increased interest rates, the failure of interest rates to decrease according to market expectations, any resulting increase in financing or operating costs, the impact of inflation or stagflation, or any stall in economic growth or an economic recession;
•
changes in local, regional, national and international economic conditions, including as a result of recent pandemics or any future epidemics or pandemics;
•
the extent to which “work-from-home” and hybrid work policies impact long term office space demand;
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

PART I

ITEM 1. BUSINESS

Overview

We are an internally-managed corporation organized in the state of Maryland on November 26, 2013 focused on owning, operating and acquiring office properties located predominantly in Sun Belt markets. Our markets possess a number of attractive demographic and employment characteristics that we believe will lead to capital appreciation and growth in rental income at our properties over time. Our senior management team has extensive industry relationships and a proven track record in executing this strategy, which we believe provides a competitive advantage to our stockholders. We have elected to be taxed, and intend to continue to qualify, as a REIT for U.S. federal income tax purposes.

We believe that the vibrant characteristics of our markets and the quality of our portfolio positions us for attractive, long-term risk-adjusted returns. The cities in which we operate generally provide a high standard of living, strong population and employment growth trends and a depth and diversity of local economies. Within our markets, we focus on owning properties that are well located, highly amenitized and positioned for long-term leasing success and value creation. We believe that we have a competitive advantage across our markets due to the strength of our existing portfolio holdings, our local relationships and our proven track record of execution.

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

As of December 31, 2024, we owned 56 office buildings with a total of approximately 5.6 million square feet of net rentable area (“NRA”) in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. We believe that our properties provide excellent access to transportation options, are located near affluent neighborhoods, contain extensive amenities and are well-maintained. We also believe that our properties have a stable and diverse tenant profile, including federal and state governmental agencies and national and regional businesses. As of December 31, 2024, our portfolio was approximately 85.4% occupied. Our occupied leases have staggered expirations and a weighted average remaining lease term to maturity of 4.5 years as of December 31, 2024. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants.

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

Lease Currently Vacant Space and Complete Strategic Lease Renewals: As of December 31, 2024, our portfolio was approximately 85.4% occupied, and we believe that there is potential to generate additional rental income by leasing space in these properties that is currently unoccupied. We believe we have been successful in enhancing the appeal of vacant spaces by completing improvements to vacant leasable space, creating or improving building amenities and renovating common areas. We also seek to create stable, long-term cash flow through strategic lease renewals at market rental rates.

Acquire Properties in Our Target Markets: When attractive opportunities are available, we seek to expand our portfolio through acquisitions of office properties located predominantly in vibrant Sun Belt markets. We believe that expanding the depth of our portfolio in our markets and adding new strategic markets with similar characteristics creates economies of scale and builds a more desirable portfolio. We use our management team’s market-specific knowledge to identify acquisitions that we believe offer cash flow stability and long-term value creation opportunities.

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

Implement Property Enhancements and Cost-Saving Initiatives: We actively pursue opportunities to enhance our properties through capital improvements initiatives to position them optimally within their competitive set. These improvements include creating ready-to-lease spec suites or enhancing amenities at certain of our properties to enhance leasing appeal. We also pursue cost reduction initiatives and use our scale to generate operating synergies.

2024 Highlights

•
Completed approximately 806,000 square feet of new and renewal leasing;
•
Increased overall portfolio occupancy at year-end of 2024 to 85.4%, as compared to 84.5% at year-end of 2023;
•
Increased the Company’s annualized gross rent per square foot rate by 1.8%;
•
Continued construction and leasing of modern spec suites and successfully executed numerous renovation projects;
•
Advanced significant value-creating redevelopment potential at one of the Company’s properties;
•
Completed the loan repayment on maturity of the Company’s $50.0 million term loan and loan renewals on two property loans;
•
Maintained the Company’s common stock dividend and generated cash flow in excess of the Company’s common stock dividend payments; and
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

Segment and Geographic Financial Information

During 2024, we had one reportable segment, our office properties segment. For information about our office property revenues and long-lived assets and other financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in this Annual Report on Form 10-K.

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

Human Capital Resources

As of December 31, 2024, the Company employed 20 full-time employees. The Company believes that corporate social responsibility goes hand-in-hand with business growth and maximizing returns for our investors. Social responsibility furthers our mission to be an upstanding corporate citizen within the real estate community. We take pride in our work culture and strive to create an environment where our employees feel valued and are compensated fairly. Our reputation for acting with integrity, discipline and transparency is essential to the successful execution of our business goals. We recognize that having an engaging and rewarding work environment allows us to attract and retain the highest caliber personnel. We also encourage professional growth, which is why we invest in employee development and ensure that onboarding and ongoing training are pillars of our workplace. We also offer competitive employment compensation packages that strive to equitably reward employees’ contributions. We believe that recognizing special employee contributions creates an environment where team members are driven to achieve exceptional performance.

Availability of Reports Filed with the Securities and Exchange Commission

A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Internet website (www.cioreit.com) and at the website of the United States Securities and Exchange Commission (the "SEC") at http://sec.gov. All of these reports are made available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation, Investment, and Nominating and Corporate Governance Committees of our Board of Directors are also available on our website at www.cioreit.com, and are available in print to any stockholder upon written request to City Office REIT, Inc., c/o Investor Relations, Suite 3210 – 666 Burrard Street, Vancouver, British Columbia, V6C 2X8. The Company may, from time to time, amend these charters and policies, and such amended charters and policies will be posted on the Company’s website. Our telephone number is +1 (604) 806-3366. The information on or accessible through our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filing we make with the SEC.

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
•
We are dependent on our key personnel and the loss of such key personnel could materially adversely effect our business.
•
A decrease in demand for office space in our markets may have a material adverse effect on our financial condition and results of operations.
•
Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal of its lease or otherwise, could have a material adverse effect on our results of operations.
•
Systemic changes in the demand for office real estate are the result of many factors, including historical or possible future public health events. The change in tenant behavior resulting from the work-from-home trend has been and may continue to be significant, and a future pandemic or epidemic outbreak could materially and adversely affect our financial condition, results of operations, cash flow, liquidity and performance and that of our tenants.
•
We may be unable to secure funds for future tenant or other capital improvements or payment of leasing commissions.
•
We may be required to, and currently make, rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants.
•
We may not be able to obtain additional capital to further our business objectives.
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
•
Economic conditions and global events may adversely affect the real estate market and our financial condition, results of operations and cash flow.
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
•
Potential losses, including from adverse weather conditions, natural disasters, wildfires, climate change and title claims, may not be covered by insurance.

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
•
Our commitments to Second City Real Estate II Corporation (“Second City”) and Clarity Real Estate Ventures GP, Limited Partnership (“Clarity”), and their respective affiliates may give rise to various conflicts of interest.

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
•
Climate change and natural disasters such as wildfires may adversely affect our business.
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

At December 31, 2024, approximately 11.3%, 11.0% and 14.9% of our annualized base rent is scheduled to expire in 2025, 2026, and 2027, respectively, excluding month-to-month leases. Current tenants may not renew their leases upon the expiration of their terms and may attempt to terminate their leases prior to the expiration of their current terms. This risk has been increased by tenants working from home during and after the recent pandemic which has resulted in certain tenants re-evaluating the size and/or lay-out of their existing leased premises. If non-renewals or terminations occur, we may not be able to locate qualified replacement tenants and, as a result, we could lose a significant source of revenue while remaining responsible for the payment of our financial obligations. Moreover, the terms of a renewal or new lease, including the amount of rent, may be less favorable to us than the current lease terms, or we may be forced to provide tenant improvements at our expense or provide other concessions or additional services to maintain or attract tenants. Any of these factors could cause a decline in lease revenue or an increase in operating expenses, which would have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

We are dependent on our key personnel and the loss of such key personnel could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our portfolio of properties consists of office properties and because we seek to acquire similar properties, a decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations. In addition, where a government agency is a tenant, which is the case for a number of our properties, austerity measures, the inability of the federal, state, or local government to approve a budget, and governmental deficit reduction programs may lead government agencies to stop paying rent, consolidate and reduce their office space, terminate their lease or decrease their workforce, which may reduce demand for office space in the government sector. In addition, the ongoing work-from-home trend has resulted in lower than normal utilization levels for our properties and it is uncertain how utilization levels will be impacted in the long term. In the event that our tenants implement or maintain full or partial work-from-home or other remote work policies, the overall demand for office space in the markets in which we own properties or seek to acquire properties may be materially adversely affected, which may impact our leasing activity and ability to enter into leases favorable to the Company and result in a material adverse effect on our results of operations, cash flow and market price of our common stock or preferred stock.

Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal of its lease or otherwise, could have a material adverse effect on our results of operations.

As of December 31, 2024, approximately 24.3% of the base rental revenue of our properties was derived from our ten largest tenants. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy or be subject to involuntary insolvency proceedings. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

Systemic changes in the demand for office real estate are the result of many factors, including historical or possible future public health events. The change in tenant behavior resulting from the work-from-home trend has been and may continue to be significant, and a future pandemic or epidemic outbreak could materially and adversely affect our financial condition, results of operations, cash flow, liquidity and performance and that of our tenants.

Historical disease outbreak and the threat of possible future public health events, which have contributed to significant volatility in economic activity and financial markets, have also led to systemic changes in the demand for office real estate. The work-from-home trend, and corresponding changes in our tenants’ and our tenants’ customers’ behavior, may continue in varying degrees to adversely impact our business, financial condition, results of operation, cash flows, liquidity and performance, and that of our tenants, the severity and duration of indirect economic and social impacts such as recession, supply chain disruptions, labor market disruptions, inflation, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and tenant behavior, as well as current and possible future governmental responses. We cannot predict whether changes in working arrangements are permanent or will return to the more typical arrangements in effect before the coronavirus disease pandemic. If this trend continues or accelerates, our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase the vacancy rate and decrease rental income and the value of our properties. The changes in work habits and reduced demand for office space have also resulted in adverse capital markets and financing conditions for office properties. The value of our properties and our business, operating results, financial condition and prospects may continue to be materially adversely impacted by the negative trends impacting the office property market.

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

We may be required to, and currently make, rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.

In order to retain existing tenants and attract new tenants, we may be required to, and currently offer more substantial rent abatements, tenant improvements and early termination rights, provide options to purchase our properties within the lease term or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to, and currently make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

We may not be able to obtain additional capital to further our business objectives.

Our ability to acquire, develop, or redevelop properties depends on our ability to obtain capital. In order to maintain our qualification as a REIT, we are generally required under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs), from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs.

The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public debt and/or equity markets may result in heavier reliance on alternative financing sources, such as dispositions, to undertake new investments. We may not be able to obtain the necessary financing on favorable terms, in the time period that we desire or at all. Our access to third-party sources of capital depends, in part, on:

•
general market conditions and interest rates;
•
the market’s view of the quality of our assets and our leasing activity;
•
the market’s perception of our growth potential;
•
our current debt levels;
•
our current and expected future earnings;
•
our cash flow and cash distributions; and
•
the market price of securities we may issue from time to time.

An inability to obtain debt or equity capital from third-party sources on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

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

Our total consolidated principal indebtedness, as of December 31, 2024, was approximately $649.5 million. Approximately 47.0% of our principal indebtedness is set to mature in 2025, of which $255.0 million is related to the Unsecured Credit Facility. The Company has the option to extend the Unsecured Credit Facility maturity date to November 2026 upon meeting certain conditions. We do not anticipate that our internally generated cash flows will be adequate to repay our existing indebtedness upon maturity, and, therefore, we expect to repay our indebtedness through refinancings and future offerings of equity and/or debt securities, either of which we may be unable to secure on favorable terms or at all. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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
•
our fixed rate debt may put us at a competitive disadvantage if interest rates decrease and our competitors are able to secure debt financing at lower interest rates;
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

As of December 31, 2024, our principal indebtedness represented approximately 44.6% of our total assets. However, our organizational documents contain no limitations on the amount of indebtedness that we or our Operating Partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our properties at any time. If we become more highly leveraged, the resulting increase in outstanding debt could adversely affect our ability to make debt service payments, to pay our anticipated distributions and to make the distributions required to maintain our qualification as a REIT. The occurrence of any of the foregoing risks could adversely affect our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock or preferred stock.

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

As of December 31, 2024, the lender for our mortgage borrowings at the SanTan property has elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. Further, under the terms of the loan modification and extension agreement at the FRP Ingenuity Drive property, signed in the second quarter of 2024, property cash flows from this property will be directed into lender-controlled restricted cash accounts through the maturity of the loan. For these two properties, the total restricted cash as of December 31, 2024 was $5.2 million. It is possible that we could fail certain financial covenants within certain property-level mortgage borrowings or under our Credit Agreement. For mortgages with financial covenants, the lenders' remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations.

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

As of December 31, 2024, four of the interest rate swaps were reported as liabilities at their fair value of approximately $0.8 million, which is included in other liabilities on the Company’s consolidated balance sheets and one of the interest rate swaps was reported as an asset at its fair value of approximately $0.1 million, which is included in other assets on the Company’s consolidated balance sheets. For the year ended December 31, 2024, the amount of net realized gains reclassified to interest expense due to payments made to or received from the swap counterparty was $3.5 million. The fair value of the interest rate swaps have been classified as a Level 2 fair value measurement. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K.

Economic conditions and global events may adversely affect the real estate market and our financial condition, results of operations and cash flow.

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

Inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages and currency volatility. During the twelve months ended December 31, 2024, the consumer price index rose by approximately 2.9% compared to the twelve months ended December 31, 2023. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. While our leases generally provide for fixed annual rent increases, high levels of inflation could outpace our contractual rent increases. The leases at our properties are either full-service gross or net lease basis. Our full-service gross leases generally have a base year expense “stop,” whereby we pay a stated amount of expenses as part of the rent payment while future increases (above the base year stop) in property operating expenses are billed to the tenant based on such tenant’s proportionate square footage in the property. Additionally, our triple-net leases require the lessee to pay all property operating expenses. Therefore, increases in property-level expenses resulting from inflation could have an adverse impact on our lessees if increases in their operating expenses exceed increases in their revenue, which may adversely affect our lessees’ ability to pay rent or other obligations owed to us. An increase in our lessees’ expenses and a failure of their revenues to increase at least with inflation could adversely affect our lessees’ and our financial condition and our results of operations. A sustained or further increase in inflation may also adversely impact our business through an increase in our rental operating costs and general and administrative costs, higher interest rates, an increase in recurring capital expenditures to maintain our properties and reduced cash flows.

Our joint venture investments could be adversely affected by the capital markets, our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and any disputes that may arise between us and our joint venture partners.

We have in the past co-invested, and may in the future co-invest, with third parties through partnerships, joint ventures or other structures, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, co-tenancy or other entity. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including potential deadlocks in making major decisions, restrictions on our ability to exit the joint venture, triggering of forced sale or buy-out mechanisms, reliance on our joint venture partners and the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions, thus exposing us to liabilities in excess of our share of the investment or take action that could jeopardize our REIT status. The funding of our capital contributions may be dependent on proceeds from asset sales, credit facility advances and/or sales of equity securities. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. We may in specific circumstances be liable for the actions of our joint venture partners. In addition, any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses. Finally, some of our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest, including with respect to our compliance with the Corporate Transparency Act (if and when in effect) and REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with REIT requirements.

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

Identification of new compliance concerns and changes in compliance requirements could result in significant costs to us. For example, we may become subject to costs or taxes, or increases therein, associated with natural resource or energy usage. These costs of future environmental compliance could negatively affect our ability to make distributions to our stockholders, and remedial measures required to address such conditions could have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

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

Certain of our properties are located in states where natural disasters such as tornadoes, hurricanes, wildfires and earthquakes are more common than in other states. Given recent extreme weather events across parts of the United States, including devastating hurricanes in Florida, wildfires and floods in California, and winter storms in Texas, it is also possible that our other properties could incur significant damage due to other natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, such as droughts or flooding, our insurance includes deductible amounts and certain items may not be covered by insurance or coverage terms of existing insurance policies could change. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up costs or otherwise incur costs in connection with such events. Any of these events may have a material adverse effect on our financial condition, results of operations, cash flows, or the market price of our common stock or preferred stock.

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

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties is subject to weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. Market conditions have been and may continue to be unfavorable for commercial real estate generally and office assets in particular, as well as for buyer financing of these assets.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. As a result of these restrictions on our ability to sell our properties, we may not be able to adjust our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flows, the market price of our common stock or preferred stock or our ability to satisfy our debt service obligations.

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

Nearly all of our revenue comes from rental income from real property. Thus, the default, bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. We cannot assure you that any tenant who files for bankruptcy protection will continue to pay us rent. If a tenant files for bankruptcy, then any or all of such bankrupt-tenant’s and/or, under certain circumstances, a guarantor of such bankrupt-tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to the U.S. Bankruptcy Code. Such a bankruptcy filing would impose an automatic stay barring all efforts by us to collect pre-bankruptcy rents from any such bankrupt-tenant or its properties, unless we receive an order from the bankruptcy court lifting the automatic stay to permit us to pursue collections. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums. In addition to a tenant-related bankruptcy or insolvency proceeding potentially increasing our collection costs significantly, we may also be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of a property, avoid the imposition of liens on a property and/or transition a property to a new tenant. Publicity about the tenant involved in such bankruptcy or insolvency proceedings may also negatively impact their and our reputations, decreasing demand and revenues. Should such events occur, our revenue and cash flows may be adversely affected.

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

As of December 31, 2024, we owned four properties in which some or all of the tenants are federal government agencies. We may continue to pursue the acquisition of office properties in which substantial space is leased to governmental agencies. As such, lease agreements with these federal government agencies contain certain provisions required by federal law, which require, among other things, that the contractor (which is the lessor or the owner of the property), agree to comply with certain rules and regulations, including, but not limited to, rules and regulations related to anti-kickback procedures, examination of records, audits and records, equal opportunity provisions, prohibition against segregated facilities, certain executive orders, subcontractor cost or pricing data, certain provisions intending to assist small businesses and contractual rights of termination by the tenants. We may be subject to requirements of the Employment Standards Administration’s Office of Federal Contract Compliance Programs and requirements to prepare affirmative action plans pursuant to the applicable executive order may be determined to be applicable to us. Our failure to comply with these laws and requirements could subject us to fines and penalties, cause us to be in default of our leases and other contracts with the federal government and bar us from entering into future leases and other contracts with the federal government.

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

Certain tenants have a right to terminate their leases upon payment of a penalty, but others are not required to pay any penalty associated with an early termination. Most of our tenants that are federal or state governmental agencies, which account for approximately 5.8% of the base rental revenue from our properties as of December 31, 2024, may, under certain circumstances, vacate the leased premises before the stated terms of the leases expire with little or no liability to us. There can be no assurance that tenants will continue their activities and continue occupancy of the premises. Any cessation of occupancy by tenants may have an adverse effect on our operations.

We may be unable to complete acquisitions and dispositions, and even if acquisitions are completed, we may fail to successfully operate acquired properties.

Our business plan may include, among other things, growth through identifying suitable acquisition opportunities, consummating acquisitions and leasing such properties. We will evaluate the market of available properties and may acquire, or dispose of, properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully develop or operate them is subject to, among others, the following risks:

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

We intend to review the carrying value of our properties when circumstances, such as adverse market conditions, indicate a potential impairment may exist. We intend to base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition on an undiscounted basis. We intend to consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, then an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. Based on these reviews, we have recorded and may continue to record impairment losses on our properties.

Impairment losses would have a direct impact on our operating results because recording an impairment loss results in an immediate negative adjustment to our operating results. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment losses. Other factors that could increase the likelihood of incurring impairment include actual or expected tenant vacancies, identification of a property for potential sale and a tenant bankruptcy or default. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If the real estate market deteriorates, we may reevaluate the assumptions used in our impairment analysis. The magnitude and frequency with which impairment charges occur could materially adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the per share market price of, our common stock or preferred stock.

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

All of our properties and any future properties that we acquire are and will be required to comply with the ADA. The ADA requires that all public accommodations meet federal requirements related to access and use by disabled persons. For those projects receiving federal funds, the Rehabilitation Act of 1973 (the “RA”) also has requirements regarding disabled access. Although we believe that our properties are substantially in compliance with the present requirements, we may incur unanticipated expenses to comply with the ADA, the RA and other applicable legislation in connection with the ongoing operation or redevelopment of our properties. These and other federal, state and local laws may require modifications to our properties, or affect renovations of our properties. Non-compliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. If we are required to make substantial alterations in one or more of our properties in order to comply with the ADA, RA or any equivalent state and local laws, such capital expenditures may adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our stockholders.

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

Our commitments to Second City Real Estate II Corporation (“Second City”), Clarity Real Estate Ventures GP, Limited Partnership (“Clarity”), and their respective affiliates may give rise to various conflicts of interest.

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

From time to time, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. It is possible that additional legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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

Climate change may result in extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. For example, a number of our properties are located in Arizona which is facing water supply issues resulting from the ongoing drought in the Western United States. In August 2023 and August 2024, the U.S. Bureau of Reclamation announced that Lake Mead will operate in a Tier 1 shortage in 2024 and 2025, respectively, which requires Arizona to forfeit approximately 18% of the state’s yearly allotment of water from Lake Mead. The success of our Arizona properties may continue to be negatively impacted by increased stress on water supplies caused by climate change. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected and may vary significantly from one period to the next. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. Furthermore, our reputation could be negatively affected if we violate climate change laws or regulations. We also expect that over time we will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Non-compliance with these laws or regulations may result in litigation, fines, penalties, loss of tenants, lower valuation and higher investor activism activities. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our properties, business, results of operations and financial condition. Lastly, the physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in global weather patterns, which could include changes in storm patterns and intensities (including floods, fires, tornadoes, hurricanes, droughts or ice storms) and changes in sea levels, precipitation, temperature, air quality and quality and availability of water. These impacts may adversely affect our properties, our business, financial condition and results of operations.

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

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, social engineering tactics and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems or those of our third-party providers that we rely on), and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and have implemented various measures designed to manage the risk of a security breach, incident, compromise or disruption, there can be no assurance that our security measures and efforts will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access of our network, mishandling or misuse, computer viruses or malware, cyber attacks and intrusions and other events of varying degrees. To date, these events have not, individually or in the aggregate, materially affected our operations or business. However, a security breach or other significant disruption involving our IT networks and related systems could, among other things:

•
disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our clients;
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

The CFO and CEO play a pivotal role in informing the Audit Committee on cybersecurity risks. The CFO regularly informs the CEO of all aspects related to cybersecurity risks and incidents ensuring the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. They provide briefings to the Audit Committee as needed, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

•
Current cybersecurity landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reports and learnings from any cybersecurity events; and
•
Compliance with regulatory requirements and industry standards.

Monitoring

While we have not had any material cybersecurity breaches to our knowledge, the CFO is continually informed about the latest developments in cybersecurity, including potential threats and risk management techniques. The CFO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of security measures and system audits as needed to identify potential vulnerabilities. In the event of a cybersecurity incident, the CFO is equipped with an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

ITEM 2. PROPERTIES

As of December 31, 2024, we owned 23 office complexes comprised of 56 office buildings with a total of approximately 5.6 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of December 31, 2024.

Metropolitan Area	Property	Year of Construction	Economic Interest	NRA (000’s Square Feet)	In Place Occupancy	Annualized Average Effective Rent per Square Foot(1)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(2)	Annualized Base Rent(3) ($000’s)
Phoenix, AZ	Block 23(4)	2019	100.0%	307	89.0%	$27.66	$29.23	$32.73	$7,277
(27.3% of NRA)	Pima Center	2006-2008	100.0%	272	58.5%	$27.86	$29.67	$29.67	$4,720
	SanTan	2000-2003	100.0%	267	53.1%	$32.18	$33.47	$33.47	$4,739
	5090 N 40th St	1988	100.0%	173	70.7%	$33.11	$35.37	$35.37	$4,325
	Camelback Square	1978	100.0%	174	74.1%	$34.04	$36.53	$36.53	$4,708
	The Quad	1982	100.0%	163	97.4%	$33.37	$34.76	$35.08	$5,518
	Papago Tech	1993-1995	100.0%	163	79.2%	$25.43	$26.67	$26.67	$3,436
Tampa, FL	Park Tower	1973	94.8%	482	93.4%	$29.07	$29.51	$29.51	$13,275
(19.0%)	City Center	1984	95.0%	245	75.8%	$33.38	$34.48	$34.48	$6,404
	Intellicenter	2008	100.0%	204	76.1%	$24.31	$25.96	$25.96	$4,023
	Carillon Point	2007	100.0%	124	100.0%	$30.41	$31.63	$31.63	$3,928
Orlando, FL	Florida Research Park	1999	96.6%	398	99.7%	$26.23	$27.06	$28.46	$10,722
(13.0%)	Central Fairwinds	1982	97.0%	168	86.4%	$27.64	$29.23	$29.23	$4,249
	Greenwood Blvd	1997	100.0%	155	100.0%	$24.84	$25.25	$25.25	$3,915
Raleigh, NC	Bloc 83	2019; 2021	100.0%	493	93.8%	$41.26	$39.74	$40.07	$18,380
(8.9%)
Dallas, TX	The Terraces	2017	100.0%	173	85.6%	$39.00	$38.86	$59.36	$5,742
(5.1%)	2525 McKinnon	2003	100.0%	111	68.7%	$29.48	$31.32	$50.32	$2,394
San Diego, CA	Mission City	1990-2007	100.0%	281	91.6%	$39.12	$40.54	$40.54	$10,443
(5.0%)
Sun Belt - Subtotal / Weighted Average(5)				4,353	84.3%	$31.57	$32.41	$34.10	$118,198
Denver, CO	Denver Tech	1997; 1999	100.0%	381	85.6%	$23.58	$24.51	$32.58	$7,999
(14.5%)	Circle Point	2001	100.0%	272	91.2%	$19.71	$20.69	$36.34	$5,138
	Superior Pointe(6)	2000	100.0%	152	69.5%	$17.42	$19.28	$33.78	$2,041
Seattle, WA	Canyon Park	1993; 1999	100.0%	207	100.0%	$22.31	$24.58	$30.58	$5,082
(3.6%)
Portland, OR	AmberGlen	1984-1998	76.0%	203	97.0%	$22.74	$24.34	$25.44	$4,806
(3.6%)
Other - Subtotal / Weighted Average(5)				1,215	89.2%	$21.70	$23.11	$31.88	$25,066
Total / Weighted Average - December 31, 2024(5)				5,568	85.4%	$29.32	$30.29	$33.60	$143,264

(1)
Annualized Average Effective Rent accounts for the impact of straight-line rent adjustments, including the amortization of rent escalations and base rent concessions (e.g., free rent abatements) contained in the lease. The square foot result per property is calculated by multiplying (i) Average Effective Rent for the month ended December 31, 2024 by (ii) 12, divided by the occupied square footage in that period.
(2)
Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(3)
Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended December 31, 2024 by (ii) 12.
(4)
Annualized base rent per square foot for Block 23 excludes percentage rent leases.
(5)
Averages weighted based on the property’s NRA, adjusted for occupancy.
(6)
Superior Pointe property was under contract for sale at December 31, 2024.

Lease Maturity Profile

The chart below sets out the percentage of NRA of our properties subject to lease expiration during the periods shown without regard to renewal options.

(1)
Percentage represents the NRA of the leases divided by the total NRA of the portfolio, as of December 31, 2024.
(2)
2.2% represents the leases under contract but not yet in occupancy as of December 31, 2024.

The following table sets forth the lease expirations for leases in place in our properties as of December 31, 2024, plus available space, for each of the calendar years ending December 31, 2025 to December 31, 2034 and thereafter. The information set forth in the table assumes that tenants exercise no renewal options and do not exercise early termination rights. Leases in place have a weighted average term to maturity of 4.5 years.

Year of Lease Expiration	Number of Leases Expiring	NRA of Expiring Leases (000s)	Percentage of NRA	Annualized Base Rent (1) (000s)	Percentage of Total Properties Rent	Annualized Base Rent per Leased Square Foot Expiring (2)	Annualized Base Rent (including Rent Abatement at Dec 31, 2024)	Annualized Base Rent per Leased Square Foot Expiring (including Rent Abatement at Dec 31, 2024)
Vacant	—	693	12.4%	—	—	—	—	—
Contracted	—	121	2.2%	—	—	—	—	—
2025	58	540	9.7%	16,123	11.3%	29.86	16,123	29.86
2026	45	549	9.9%	15,751	11.0%	28.69	15,634	28.48
2027	48	741	13.3%	21,280	14.9%	28.72	21,280	28.72
2028	57	641	11.5%	18,100	12.6%	28.24	17,972	28.04
2029	45	641	11.5%	19,615	13.7%	30.60	18,698	29.17
2030	34	456	8.2%	15,880	11.1%	34.82	14,829	32.52
2031	15	307	5.5%	8,797	6.1%	28.65	8,134	26.50
2032	13	173	3.1%	5,927	4.1%	34.26	4,623	26.72
2033	13	273	4.9%	9,784	6.8%	35.84	9,784	35.84
2034 & Thereafter	17	433	7.8%	12,007	8.4%	29.38	8,073	19.75
Total / Weighted Average	345	5,568	100.0%	$143,264	100.0%	$30.29	$135,150	$28.57

(1)
Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month of December 31, 2024, by (ii) 12.
(2)
Annualized base rent per leased square foot expiring reflects rental payments for the month of December 31, 2024, multiplied by 12 and divided by the NRA of expiring lease.

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

On February 14, 2025, the closing sale price of our common stock on the NYSE was $5.03. Equiniti Trust Company, LLC is the transfer agent and registrar for our common stock. On February 14, 2025, we had 55 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.

Stock Performance Graph

The following graph sets forth the five-year cumulative stockholder return (assuming reinvestment of dividends) to our stockholders, as well as the corresponding returns on an overall stock market index (Russell 2000 Index) and two peer group indexes (MSCI US REIT Index and Dow Jones U.S. Real Estate Office Index). The stock performance graph assumes that $100 was invested on December 31, 2019. Historical total stockholder return is not necessarily indicative of future results. The MSCI US REIT Index consists of equity REITs that are included in the MSCI US Investible Market 2500 Index, except for specialty equity REITs that do not generate a majority of their revenue and income from real estate rental and leasing operations. The Dow Jones U.S. Real Estate Index consists of publicly traded U.S. office REITs. We have included the MSCI US REIT Index and the Dow Jones U.S. Real Estate Office Index because we believe that each is representative of the industry in which we compete and, therefore, each is relevant to an assessment of our performance.

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

There were no shares repurchased during the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of City Office REIT, Inc. for the years ended December 31, 2024 and December 31, 2023.

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

You should read the following MD&A in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Annual Report on Form 10-K. We have omitted from this MD&A a detailed discussion of the year-over-year changes from the Company’s fiscal year 2022 as compared to fiscal year 2023, which can be found in the MD&A section in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission on February 22, 2024.

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

During the second quarter of 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property's non-recourse loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company assessed whether the entity holding the property should be reassessed for consolidation as a VIE in accordance with ASC 810 – Consolidation. Based on its analysis, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of June 27, 2024. The Company deconsolidated the net carrying value of real estate assets of $17.9 million, the mortgage loan of $20.6 million, cash and restricted cash of $2.5 million and net current assets of $1.7 million. For the year ended December 31, 2024, the Company recognized a loss on deconsolidation of $1.5 million, which has been included within net loss/gain on disposition of real estate property on the Company’s consolidated statement of operations and statement of cash flows.

Indebtedness

On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million, which included an accordion feature that allowed the Company to borrow up to $500 million, subject to customary terms and conditions. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months at the Company’s option upon meeting certain conditions. On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Unsecured Credit Facility, reducing total authorized borrowings from $375 million to $325 million. As of December 31, 2024, we had approximately $255.0 million outstanding under our Unsecured Credit Facility and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.

On May 23, 2024, the Company entered into an amended and restated loan agreement for Central Fairwinds, extending the term for an additional five years and amending the interest rate from fixed to floating. The loan bears interest at a rate equal to the daily-simple Secured Overnight Financing Rate ("SOFR") rate plus a margin of 325 basis points. The Company also entered into a five-year interest rate swap agreement, effectively fixing the SOFR component of the borrowing rate of the loan at 4.43%.

On June 27, 2024, the Company entered into a loan modification and extension agreement for FRP Ingenuity Drive, which among other things, included a principal repayment of $1.6 million and extended the term for an additional two years to December 2026 with a one-year extension option.

For additional information regarding these mortgage loans, the Unsecured Credit Facility, including the Company’s term loan thereunder and the interest rate swaps to which the Company is a party, please refer to “Liquidity and Capital Resources” below.

Revenue Base

As of December 31, 2024, we owned 23 properties comprised of 56 office buildings with a total of approximately 5.6 million square feet of NRA. As of December 31, 2024, our properties were approximately 85.4% leased.

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
•
our cost of capital has increased due to higher interest rates and credit spreads, and private market debt financing and re-financing is significantly more challenging to arrange; and

•
retaining and attracting new tenants has become increasingly challenging due to potential business layoffs, downsizing and industry slowdowns.

Despite the current economic environment, there is increasing evidence that many businesses have or will tighten up in-person work policies particularly if economic conditions worsen. Many of these companies increased their workforce beginning in 2020 without increasing their available space. We expect these factors will help offset, at least partially, the headwinds to office space demand.

Work-From-Home Trends

Our business has been impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate. As of December 31, 2024, 12.4% of net rentable area under our portfolio was vacant, when excluding committed leases, as compared to 13.5% as of December 31, 2023.

Leasing activity has been impacted by work-from-home trends. We have experienced uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, could increase the square footage of our properties that “goes dark,” could reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated and could impact the pricing and competitiveness for leasing office space in our markets.

We will continue to actively evaluate business operations and strategies to optimally position ourselves given current economic and industry conditions.

Business and Strategy

We focus on owning office properties in our footprint of growth markets predominantly in the Sun Belt. Our markets generally possess growing populations with above-average employment growth forecasts, a large number of government offices, large international, national and regional employers across diversified industries, generally lower-cost centers for business operations and a high quality of life. We believe these characteristics have made our markets desirable, as evidenced by domestic net migration generally towards our geographic footprint. A majority of our properties are well located, have good access and functionality to our markets, are new or in new condition, attract high-quality tenants and are professionally managed. We utilize our management’s market-specific knowledge and relationships as well as the expertise of local real estate property and leasing managers to identify acquisition opportunities that we believe will offer cash flow stability and long-term value appreciation.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of December 31, 2024, the operating properties in our portfolio were 85.4% leased, without regard to renewal options. As of December 31, 2024, 9.7%, 9.9%, and 13.3% of net rentable area under our portfolio is subject to lease expiration during 2025, 2026, and 2027, respectively, without regard to renewal options (representing approximately 11.3%, 11.0% and 14.9% of our annualized base rent). The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants, and in the normal course of business we do not typically waive these rent escalation provisions. Certain leases contain termination provisions which permit the tenant to terminate the arrangement generally upon payment of a termination fee, which we believe acts as a deterrent to cancelling the lease. These early termination provisions applied to approximately 15.6% of the net rentable area in our portfolio as of December 31, 2024. In 2024, no tenant has exercised an early termination provision. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of high interest rates and the fluctuating likelihood of a U.S. recession, that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Leasing Activity

The following table presents our leasing activity for the three months and year ended December 31, 2024.

Three Months Ended December 31, 2024 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing
Square Feet (000's)	81	124	205
Average Effective Rents per Square Foot	$32.88	$46.25	$40.98
Tenant Improvements per Square Foot	$53.09	$11.74	$28.02
Leasing Commissions per Square Foot	$17.04	$14.67	$15.60
% Change in Renewal Cash Rent vs. Expiring		12.3%
Retention Rate %		70%

Year Ended December 31, 2024 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing
Square Feet (000's)	430	376	806
Average Effective Rents per Square Foot	$30.57	$35.13	$32.70
Tenant Improvements per Square Foot	$47.77	$7.54	$29.00
Leasing Commissions per Square Foot	$13.99	$9.82	$12.05
% Change in Renewal Cash Rent vs. Expiring		5.9%
Retention Rate %		49%

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

Recently Issued or Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will enhance segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. This standard must be applied retrospectively to all periods presented in the financial statements. The Company adopted ASU 2023-07 during the fourth quarter of 2024, which resulted in incremental disclosure in the notes to the consolidated financial statements for the year ended December 31, 2024. Refer to Note 13 to our consolidated financial statements.

Results of Operations

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

Rental and Other Revenues. Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $8.0 million, or 4%, to $171.1 million for the year ended December 31, 2024 compared to $179.1 million for the year ended December 31, 2023. Revenue decreased year over year due to the dispositions and tenant departures at Cascade Station in June 2024 and 190 Office Center in May 2023, which reduced revenue by $2.8 million and $2.3 million, respectively. Revenue also decreased at 2525 McKinnon, Superior Pointe and Intellicenter by $1.4 million, $1.1 million and $0.9 million, respectively, due to lower occupancy at the properties compared to the prior year. Revenue also decreased at The Terraces by $1.2 million largely due to the write-off of straight-line rent associated with the WeWork leases at the property. Lastly, revenue at Canyon Park decreased by $1.5 million due to the reversal in the prior year of an accrued liability for a tenant improvement reimbursement that was no longer owed as the claim period had expired. Offsetting these decreases, revenue increased year over year at Bloc 83, Park Tower, and Mission City by $0.9 million, $0.8 million and $0.8 million, respectively, due to higher occupancy. Revenue also increased at Block 23 by $0.7 million primarily due to a write-off taken in the prior year related to the WeWork departure. The remaining properties’ rental and other revenues were relatively unchanged in comparison to the prior year period.

Operating Expenses

Total Operating Expenses. Total operating expenses consist of property operating expenses, general and administrative expenses and depreciation and amortization. Total operating expenses increased $4.6 million, or 3%, to $152.4 million for the year ended December 31, 2024, from $147.8 million for the year ended December 31, 2023. The increase was primarily due to a $8.5 million impairment of real estate which was recorded in the fourth quarter of 2024. The impairment was related to the write down of the carrying amount of Superior Pointe to fair value less cost to sell. Offsetting this increase, the dispositions of 190 Office Center in May 2023 and Cascade Station in June 2024 decreased total operating expenses by $1.9 million and $1.4 million, respectively. Total operating expenses also decreased by $1.3 million at Block 23 primarily due to lower depreciation as a result of a write-off taken in the prior year related to the WeWork departure. The remaining properties’ total operating expenses were $0.7 million higher in comparison to the prior year period, primarily due to inflation.

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses decreased $0.5 million, or 1%, to $69.5 million for the year ended December 31, 2024, from $70.0 million for the year ended December 31, 2023. The disposition of 190 Office Center in May 2023 and Cascade Station in June 2024 decreased property operating expenses by $1.2 million and $0.5 million, respectively. Offsetting these decreases, property operating expenses at Bloc 83 and Block 23 increased by $0.7 million and $0.3 million, respectively, primarily due to higher electricity costs and property taxes. The remaining properties’ property operating expenses were marginally higher in comparison to the prior period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our employees and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.4 million, or 2%, to $15.2 million for the year ended December 31, 2024, from $14.8 million reported for the same period in 2023. General and administrative expenses increased due to marginally higher professional fees and stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization decreased $3.7 million, or 6%, to $59.3 million for the year ended December 31, 2024, from $63.0 million reported for the same period in 2023. The dispositions of Cascade Station in June 2024 and 190 Office Center in May 2023 decreased depreciation and amortization expense by $0.9 million and $0.6 million, respectively. Depreciation also decreased by $1.6 million at Block 23 primarily as a result of a write-off taken in the prior year related to the WeWork departure. The remaining properties’ depreciation expenses were $0.6 million lower in comparison to the prior year period.

Other Expense (Income)

Interest Expense. Interest expense increased $1.1 million, or 4%, to $34.3 million for the year ended December 31, 2024, from $33.2 million for the year ended December 31, 2023. The increase was primarily attributable to higher interest rates.

Net Loss/Gain on the Disposition of Real Estate Property. During the second quarter of 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property’s loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2024. For the year ended December 31, 2024, the Company recognized a loss on deconsolidation of $1.5 million. In the prior year, the Company consented to the appointment of a receiver to assume possession and control of the 190 Office Center property as a result of an event of default as defined in the property’s loan agreement. Given the appointment of the receiver, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2023. For the year ended December 31, 2023, the Company recognized a loss on deconsolidation of $0.1 million.

Impairment of Real Estate. Impairment of real estate was $8.5 million for the year ended December 31, 2024 compared to nil in the prior year. The impairment was related to the write down of the carrying amount of Superior Pointe to fair value less cost to sell.

Cash Flows

Comparison of Period Ended December 31, 2024 to Period Ended December 31, 2023

Cash, cash equivalents and restricted cash were $34.0 million and $43.4 million as of December 31, 2024 and December 31, 2023, respectively.

Cash flow from operating activities. Net cash provided by operating activities increased by $1.7 million to $58.9 million for the year ended December 31, 2024 compared to $57.2 million for the year ended December 31, 2023. The increase was primarily attributable to changes in working capital.

Cash flow to investing activities. Net cash used in investing activities decreased by $1.0 million to $40.3 million for the year ended December 31, 2024 compared to $41.3 million for the year ended December 31, 2023. The decrease in cash used in investing activities was primarily attributable to lower additions to real estate properties in the current year. This decrease was partially offset by an increase in cash used in investing activities attributable to higher deferred leasing costs in the current year.

Cash flow to financing activities. Net cash used in financing activities increased by $11.2 million to $28.0 million for the year ended December 31, 2024 compared to $16.8 million for the year ended December 31, 2023. The increase in cash used in financing activities was primarily attributable to lower net proceeds from borrowings partially offset by lower dividend distributions paid to stockholders in the current year.

Non-GAAP Supplemental Measures: NOI

Net operating income (“NOI”) is a non-GAAP measure which includes the revenue and expense directly attributable to our office properties. NOI is calculated as rental and other revenues less property operating expenses.

We use NOI as a supplemental performance measure because, in excluding real estate depreciation and amortization expense, general and administrative expenses, interest expense, gains (or losses) on sale of real estate and other non-operating items, it provides a performance measure that, when compared year over year, captures trends in occupancy rates, rental rates and operating costs. We also believe that NOI will be useful to investors as a basis to compare our operating performance with that of other REITs. However, because NOI excludes depreciation and amortization expense and captures neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and leasing commissions necessary to maintain the operating performance of our properties (all of which have real economic effect and could materially impact our results from operations), the utility of NOI as a measure of our performance is limited. Other equity REITs may not calculate NOI in a similar manner and, accordingly, our NOI may not be comparable to such other REITs’ NOI. Accordingly, NOI should be considered only as a supplement to net income as a measure of our performance. NOI should not be used as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs. NOI should not be used as a substitute for cash flow from operating activities in accordance with GAAP.

Refer to Note 13 to our consolidated financial statements for the revenue and expense items comprising NOI and a reconciliation of NOI to consolidated net income.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $18.9 million of cash and cash equivalents and $15.1 million of restricted cash as of December 31, 2024.

On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months at the Company’s option upon meeting certain conditions. On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Unsecured Credit Facility, reducing total authorized borrowings from $375 million to $325 million. As of December 31, 2024, of the $325 million total authorized borrowings, we had approximately $255.0 million outstanding under our Unsecured Credit Facility, $25.0 million outstanding under a term loan and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.

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

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal year ended December 31, 2024.

Following changes in property-level occupancy rates, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations. As of December 31, 2024, the lender for our mortgage borrowings at the SanTan property has elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. Further, under the terms of the loan modification and extension agreement at the FRP Ingenuity Drive property, signed in the second quarter of 2024, property cash flows from this property will be directed into lender-controlled restricted cash accounts through the maturity of the loan. For these two properties, the total restricted cash as of December 31, 2024 was $5.2 million.

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

In addition to the incurrence of debt and the offering of equity securities, dispositions of properties may serve as additional capital resources and sources of liquidity. We may recycle capital from stabilized assets or from sales of properties. Capital from these types of transactions is intended to be redeployed into property acquisitions, capital improvements, or to pay down existing debt.

Consolidated Indebtedness as of December 31, 2024

As of December 31, 2024, we had approximately $649.5 million of outstanding consolidated principal indebtedness, 82.3% of which is effectively fixed rate debt when factoring in interest rate swaps. The following table sets forth information as of December 31, 2024 with respect to our outstanding indebtedness (in thousands), including the impact of the effective interest rate swaps described in Note 7 of the consolidated financial statements:

Property	December 31, 2024	Interest Rate as of December 31, 2024 (1)		Maturity
Unsecured Credit Facility (2)(3)	$255,000	SOFR + 1.50%	(1)(2)	November 2025	(2)
Term Loan (3)	25,000	6.00%	(3)	January 2026
Mission City	45,095	3.78%		November 2027
Canyon Park (4)	38,159	4.30%		March 2027
Circle Point	38,109	4.49%		September 2028
SanTan (5)	30,773	4.56%		March 2027
The Quad	30,600	4.20%		September 2028
Intellicenter	30,042	4.65%		October 2025
2525 McKinnon	27,000	4.24%		April 2027
FRP Collection	25,736	7.05%	(6)	August 2028
Greenwood Blvd	20,299	3.15%		December 2025
AmberGlen	20,000	3.69%		May 2027
5090 N. 40th St	19,912	3.92%		January 2027
Central Fairwinds	15,497	7.68%	(7)	June 2029
Carillon Point	14,196	7.05%	(6)	August 2028
FRP Ingenuity Drive (8)	14,096	4.44%		December 2026
Total Principal	649,514
Deferred financing costs, net	(2,542)
Total	$646,972

(1)
As of December 31, 2024, the daily-simple SOFR rate was 4.49%.
(2)
Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of December 31, 2024, the Unsecured Credit Facility had $255.0 million drawn and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months at the Company’s option 90 days prior to maturity, provided there is no event of default, the Company confirms the representations and warranties, and pays the extension fee. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
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
(5)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of December 31, 2024, the DSCR and debt yield covenants were still not met. As of December 31, 2024 and December 31, 2023, total restricted cash for the property was $1.6 million and $4.1 million, respectively.
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

(8)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. On June 27, 2024, the Company entered into a loan modification and extension agreement for FRP Ingenuity Drive, which among other things, included a principal repayment of $1.6 million and extended the term for an additional two years to December 2026 with a one-year extension option. Under the terms of the agreement the ‘cash-sweep period’ will continue through the maturity of the loan. As of December 31, 2024 and December 31, 2023, total restricted cash for the property was $3.6 million and $3.2 million, respectively.

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of December 31, 2024, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2025	2026-2027	2028-2029	More than 5 years
Principal payments on mortgage loans	$649,514	$309,806	$220,633	$119,075	$—
Interest payments (1)	61,519	31,361	24,520	5,638	—
Tenant-related commitments	11,931	11,931	—	—	—
Lease obligations	35,487	659	1,327	1,191	32,310
Total	$758,451	$353,757	$246,480	$125,904	$32,310

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at December 31, 2024. Contracted interest on our loans which we have applied interest rate swaps was calculated based on the swap fixing the SOFR component of the borrowing rates.

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

As of December 31, 2024, 82.3% of our outstanding consolidated indebtedness was effectively fixed rate debt when factoring in interest rate swaps.

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

We currently consider our interest rate exposure to be moderate because as of December 31, 2024, approximately $534.5 million, or 82.3%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $115.0 million, or 17.7%, had variable interest rates. The $534.5 million fixed rate debt includes our loans against which we have applied interest rate swaps. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $1.2 million increase to our annual interest costs on debt outstanding as of December 31, 2024 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $1.2 million decrease to our annual interest costs on debt outstanding as of December 31, 2024 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
FOR THE YEAR ENDED DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

City Office REIT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of City Office REIT, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss)/income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Revenue recognition for new and modified lease arrangements

As discussed in Note 2 to the consolidated financial statements, the Company generally recognizes lease revenue on a straight-line basis over the term of the lease. The timing and amount of revenue recognized on a straight-line basis for new and modified leases is impacted by the determination of who is the accounting owner of the tenant improvements of the leased space for accounting purposes. The cost to construct tenant improvements is either recorded as a reduction of lease revenue on a straight-line basis over the lease term or as a capital asset amortized on a straight-line basis over the lease term, depending on whether the tenant improvements are determined to be owned by the Company or the tenant. As discussed in Note 9 to the consolidated financial statements, during the year ended December 31, 2024, the Company reported $170.7 million of lease revenue, which includes revenue related to new and modified lease arrangements.

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

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

City Office REIT, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited City Office REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss)/income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 20, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Chartered Professional Accountants

Vancouver, Canada

February 20, 2025

City Office REIT, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31, 2024	December 31, 2023
Assets
Real estate properties
Land	$190,372	$193,524
Building and improvement	1,169,793	1,194,819
Tenant improvement	163,569	152,540
Furniture, fixtures and equipment	1,368	820
	1,525,102	1,541,703
Accumulated depreciation	(251,956)	(218,628)
	1,273,146	1,323,075
Cash and cash equivalents	18,886	30,082
Restricted cash	15,073	13,310
Rents receivable, net	52,311	53,454
Deferred leasing costs, net	25,291	21,046
Acquired lease intangible assets, net	34,631	42,434
Other assets	23,744	27,975
Assets held for sale	12,588	—
Total Assets	$1,455,670	$1,511,376
Liabilities and Equity
Liabilities:
Debt	$646,972	$669,510
Accounts payable and accrued liabilities	34,535	29,070
Deferred rent	7,010	7,672
Tenant rent deposits	7,257	7,198
Acquired lease intangible liabilities, net	6,301	7,736
Other liabilities	16,879	17,557
Liabilities related to assets held for sale	2,176	—
Total Liabilities	721,130	738,743
Commitments and Contingencies (Note 10)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of December 31, 2024 and 2023	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,154,055 and 39,938,451 shares issued and outstanding as of December 31, 2024 and 2023	401	399
Additional paid-in capital	442,329	438,867
Retained earnings	179,838	221,213
Accumulated other comprehensive loss	(713)	(248)
Total Stockholders’ Equity	733,855	772,231
Non-controlling interests in properties	685	402
Total Equity	734,540	772,633
Total Liabilities and Equity	$1,455,670	$1,511,376
Subsequent Events (Note 4)

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Rental and other revenues	$171,126	$179,096	$180,485
Operating expenses:
Property operating expenses	69,460	69,997	67,739
General and administrative	15,201	14,841	13,782
Depreciation and amortization	59,321	62,987	62,495
Impairment of real estate	8,463	—	13,444
Total operating expenses	152,445	147,825	157,460
Operating income	18,681	31,271	23,025
Interest expense:
Contractual interest expense	(32,960)	(31,876)	(25,784)
Amortization of deferred financing costs and debt fair value	(1,384)	(1,296)	(1,218)
	(34,344)	(33,172)	(27,002)
Net (loss)/gain on disposition of real estate property	(1,462)	(134)	21,658
Net (loss)/income	(17,125)	(2,035)	17,681
Less:
Net income attributable to non-controlling interests in properties	(555)	(647)	(691)
Net (loss)/income attributable to the Company	(17,680)	(2,682)	16,990
Preferred stock distributions	(7,420)	(7,420)	(7,420)
Net (loss)/income attributable to common stockholders	$(25,100)	$(10,102)	$9,570
Net (loss)/income per common share:
Basic	$(0.63)	$(0.25)	$0.23
Diluted	$(0.63)	$(0.25)	$0.22
Weighted average common shares outstanding:
Basic	40,140	39,922	42,052
Diluted	40,140	39,922	42,866
Dividend distributions declared per common share	$0.40	$0.50	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Comprehensive (Loss)/Income

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Net (loss)/income	$(17,125)	$(2,035)	$17,681
Other comprehensive (loss)/income:
Unrealized cash flow hedge gain	3,092	417	3,336
Amounts reclassified to interest expense	(3,537)	(3,438)	(223)
Other comprehensive (loss)/income	(445)	(3,021)	3,113
Comprehensive (loss)/income	(17,570)	(5,056)	20,794
Less:
Comprehensive income attributable to non-controlling interests in properties	(575)	(605)	(691)
Comprehensive (loss)/income attributable to the Company	$(18,145)	$(5,661)	$20,103

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Changes in Equity

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance —January 1, 2022	4,480	$112,000	43,554	$435	$482,061	$275,502	$(382)	$869,616	$979	$870,595
Restricted stock award grants and vesting	—	—	171	2	4,142	(352)	—	3,792	—	3,792
Common stock repurchased	—	—	(4,007)	(40)	(50,042)	—	—	(50,082)	—	(50,082)
Common stock dividend distribution declared	—	—	—	—	—	(33,178)	—	(33,178)	—	(33,178)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	170	170
Distributions	—	—	—	—	—	—	—	—	(1,497)	(1,497)
Net income	—	—	—	—	—	16,990	—	16,990	691	17,681
Other comprehensive income	—	—	—	—	—	—	3,113	3,113	—	3,113
Balance—December 31, 2022	4,480	$112,000	39,718	$397	$436,161	$251,542	$2,731	$802,831	$343	$803,174
Restricted stock award grants and vesting	—	—	220	2	2,706	(257)	—	2,451	—	2,451
Common stock dividend distribution declared	—	—	—	—	—	(19,970)	—	(19,970)	—	(19,970)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	231	231
Distributions	—	—	—	—	—	—	—	—	(777)	(777)
Net (loss)/income	—	—	—	—	—	(2,682)	—	(2,682)	647	(2,035)
Other comprehensive loss	—	—	—	—	—	—	(2,979)	(2,979)	(42)	(3,021)
Balance—December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633
Restricted stock award grants and vesting	—	—	216	2	3,462	(215)	—	3,249	—	3,249
Common stock dividend distribution declared	—	—	—	—	—	(16,060)	—	(16,060)	—	(16,060)
Preferred stock dividend distribution declared	—	—	—	—	—	(7,420)	—	(7,420)	—	(7,420)
Contributions	—	—	—	—	—	—	—	—	656	656
Distributions	—	—	—	—	—	—	—	—	(948)	(948)
Net (loss)/income	—	—	—	—	—	(17,680)	—	(17,680)	555	(17,125)
Other comprehensive (loss)/income	—	—	—	—	—	—	(465)	(465)	20	(445)
Balance—December 31, 2024	4,480	$112,000	40,154	$401	$442,329	$179,838	$(713)	$733,855	$685	$734,540

The accompanying notes are an integral part of these consolidated financial statements.

City Office REIT, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net (loss)/income	$(17,125)	$(2,035)	$17,681
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	59,321	62,987	62,495
Amortization of deferred financing costs and debt fair value	1,384	1,296	1,218
Amortization of above and below market leases	(124)	1,069	75
Straight-line rent/expense	(507)	(7,704)	(9,218)
Non-cash stock compensation	4,322	4,094	3,879
Receipts from sales-type lease	—	—	43,549
Net loss/(gain) on disposition of real estate property	1,462	134	(21,658)
Impairment of real estate	8,463	—	13,444
Changes in non-cash working capital:
Rents receivable, net	49	(897)	(6,033)
Other assets	(149)	(884)	(10)
Accounts payable and accrued liabilities	1,051	281	2,833
Deferred rent	317	(1,316)	(2,453)
Tenant rent deposits	400	198	875
Net Cash Provided By Operating Activities	58,864	57,223	106,677
Cash Flows to Investing Activities:
Additions to real estate properties	(28,112)	(32,487)	(37,485)
Net proceeds from sale of real estate	300	—	—
Reduction of cash on disposition of real estate property	(2,477)	(4,050)	—
Deferred leasing costs	(10,002)	(4,802)	(9,565)
Net Cash Used In Investing Activities	(40,291)	(41,339)	(47,050)
Cash Flows to Financing Activities:
Debt issuance and extinguishment costs	(622)	(743)	—
Proceeds from borrowings	59,000	35,000	97,500
Repayment of borrowings	(61,560)	(17,483)	(62,270)
Dividend distributions paid to stockholders	(23,460)	(31,339)	(41,365)
Repurchases of common stock	—	—	(50,082)
Distributions to non-controlling interests in properties	(948)	(777)	(1,497)
Shares withheld for payment of taxes on restricted stock unit vesting	(1,072)	(1,643)	(87)
Contributions from non-controlling interests in properties	656	231	170
Net Cash Used In Financing Activities	(28,006)	(16,754)	(57,631)
Net (Decrease)/Increase in Cash, Cash Equivalents and Restricted Cash	(9,433)	(870)	1,996
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	43,392	44,262	42,266
Cash, Cash Equivalents and Restricted Cash, End of Period	$33,959	$43,392	$44,262
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	18,886	30,082	28,187
Restricted Cash, End of Period	15,073	13,310	16,075
Cash, Cash Equivalents and Restricted Cash, End of Period	$33,959	$43,392	$44,262
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$33,988	$30,773	$23,064
Purchase of additions in real estate properties included in accounts payable	$13,115	$6,963	$13,004
Purchase of deferred leasing costs included in accounts payable	$1,188	$1,216	$1,274

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

Non-controlling Interests

The Company follows the provisions pertaining to non-controlling interests of ASC Topic 810, Consolidation. A non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Among other matters, the non-controlling interest standards require that non-controlling interests be reported as part of equity in the consolidated balance sheets (separately from the controlling interest’s equity).

Equity-Based Compensation

The Company accounts for equity-based compensation, including shares of restricted stock units, in accordance with ASC Topic 718 Compensation – Stock Compensation, which requires the Company to recognize an expense for the fair value of equity-based awards. The estimated fair value of restricted stock units measured on the grant date is amortized over their respective vesting period.

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

Segment Information

The Company operates in one reportable segment, office properties.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”) Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will enhance segment disclosures. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. This standard must be applied retrospectively to all periods presented in the financial statements. The Company adopted ASU 2023-07 during the fourth quarter of 2024, which resulted in incremental disclosure in the notes to the consolidated financial statements for the year ended December 31, 2024. Refer to Note 13.

3. Rents Receivable, Net

The Company’s rents receivable is comprised of the following components (in thousands):

	December 31, 2024	December 31, 2023
Billed receivables	$3,888	$5,132
Straight-line receivables (unbilled receivables)	48,423	48,322
Total rents receivable	$52,311	$53,454

As of December 31, 2024, the Company’s allowance for doubtful accounts was $0.3 million. As of December 31, 2023, the Company’s allowance for doubtful accounts was nominal.

4. Real Estate Investments

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

Based on its analysis, the Company concluded that it is not the primary beneficiary of the VIE and therefore deconsolidated the property as of June 27, 2024. The Company deconsolidated the net carrying value of real estate assets of $17.9 million, the mortgage loan of $20.6 million, cash and restricted cash of $2.5 million and net current assets of $1.7 million. For the year ended December 31, 2024, the Company recognized a loss on deconsolidation of $1.5 million, which has been included within net loss/gain on disposition of real estate property on the Company’s consolidated statement of operations and statement of cash flows.

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

Assets Held for Sale

On November 1, 2024, the Company entered into a purchase and sale agreement to sell the Superior Pointe property for $12.0 million, which excludes closing costs and credits. The Company determined that the property met the criteria for classification as held for sale as of December 31, 2024. Upon classification as held for sale, the Company recognized an impairment of $8.5 million to lower the carrying amount of the property to its estimated fair value less cost to sell. Refer to “Impairment of Real Estate” below. As of December 31, 2024, the Company had received a deposit of $0.3 million, which was recorded in restricted cash along with a corresponding liability in other liabilities on the Company’s consolidated balance sheets. On January 14, 2025, the Company completed the sale of the Superior Pointe property.

The property was classified as held for sale as of December 31, 2024 (in thousands):

Superior Pointe	December 31, 2024
Real estate properties, net	$10,637
Deferred leasing costs, net	382
Rents receivable, prepaid expenses and other assets	1,569
Assets held for sale	$12,588
Accounts payable, accrued liabilities, deferred rent and tenant rent deposits	$2,176
Liabilities related to assets held for sale	$2,176

Impairment of Real Estate

In December 2024, the Company recognized an impairment of real estate of $8.5 million to lower the carrying amount of the Superior Pointe property in Denver, Colorado to its estimated fair value less cost to sell.

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

5. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of December 31, 2024 and December 31, 2023 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2024	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$16,596	$69,760	$30,987	$117,343	$(14,294)	$(138)	$(14,432)
Accumulated amortization	(10,584)	(51,893)	(20,235)	(82,712)	8,071	60	8,131
	$6,012	$17,867	$10,752	$34,631	$(6,223)	$(78)	$(6,301)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2023	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$17,463	$73,128	$32,541	$123,132	$(14,968)	$(138)	$(15,106)
Accumulated amortization	(10,222)	(51,290)	(19,186)	(80,698)	7,314	56	7,370
	$7,241	$21,838	$13,355	$42,434	$(7,654)	$(82)	$(7,736)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2025	$6,197
2026	5,880
2027	4,909
2028	4,212
2029	3,275
Thereafter	3,857
$28,330

6. Debt

The following table summarizes the outstanding indebtedness as of December 31, 2024 and 2023 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 7:

Property	December 31, 2024	December 31, 2023	Interest Rate as of December 31, 2024 (1)		Maturity
Unsecured Credit Facility (2)(3)	$255,000	$200,000	SOFR + 1.50%	(1)(2)	November 2025	(2)
Term Loan (3)	25,000	25,000	6.00%	(3)	January 2026
Mission City	45,095	45,994	3.78%		November 2027
Canyon Park (4)	38,159	38,932	4.30%		March 2027
Circle Point	38,109	38,789	4.49%		September 2028
SanTan (5)	30,773	31,501	4.56%		March 2027
The Quad	30,600	30,600	4.20%		September 2028
Intellicenter	30,042	30,682	4.65%		October 2025
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection	25,736	26,139	7.05%	(6)	August 2028
Greenwood Blvd	20,299	20,856	3.15%		December 2025
AmberGlen	20,000	20,000	3.69%		May 2027
5090 N. 40th St	19,912	20,370	3.92%		January 2027
Central Fairwinds	15,497	15,826	7.68%	(7)	June 2029
Carillon Point	14,196	14,419	7.05%	(6)	August 2028
FRP Ingenuity Drive (8)	14,096	15,860	4.44%		December 2026
Term Loan (9)	—	50,000	—		—
Cascade Station (10)	—	20,752	—		—
Total Principal	649,514	672,720
Deferred financing costs, net	(2,542)	(3,258)
Unamortized fair value adjustments	—	48
Total	$646,972	$669,510

(1)
As of December 31, 2024, the daily-simple SOFR rate was 4.49%.
(2)
Borrowings under the Unsecured Credit Facility bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of December 31, 2024, the Unsecured Credit Facility had $255.0 million drawn and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months at the Company’s option 90 days prior to maturity, provided there is no event of default, the Company confirms the representations and warranties, and pays the extension fee. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
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
(5)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of December 31, 2024, the DSCR and debt yield covenants were still not met. As of December 31, 2024 and December 31, 2023, total restricted cash for the property was $1.6 million and $4.1 million, respectively.
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
(8)
In the third quarter of 2022, the DSCR covenant for FRP Ingenuity Drive was not met, which triggered a ‘cash-sweep period’ that began in the fourth quarter of 2022. On June 27, 2024, the Company entered into a loan modification and extension agreement for FRP Ingenuity Drive, which among other things, included a principal repayment of $1.6 million and extended the term for an additional two years to December 2026 with a one-year extension option. Under the terms of the agreement the ‘cash-sweep period’ will continue through the maturity of the loan. As of December 31, 2024 and December 31, 2023, total restricted cash for the property was $3.6 million and $3.2 million, respectively.
(9)
On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Unsecured Credit Facility.
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

The scheduled principal repayments of mortgage payable as of December 31, 2024, without consideration of extension options, are as follows (in thousands):

2025	$309,806
2026	43,899
2027	176,734
2028	104,586
2029	14,489
Thereafter	—
$649,514

7. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

In September 2019, the Company entered into a London Interbank Offered Rate ("LIBOR") interest rate swap for a notional amount of $50.0 million. In January 2023, the Company amended the $50.0 million interest rate swap to transition from LIBOR to daily-simple SOFR. The Company applied the practical expedients available for hedging relationships under the reference rate reform guidance, which preserves the presentation of the derivative consistent with past presentation and does not result in dedesignation of the hedging relationship. The interest rate swap effectively fixed the SOFR component of the corresponding loan at approximately 1.17% for the remainder of the five-year term. In September 2024, the $50.0 million interest rate swap matured.

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

The following table summarizes the Company’s derivative financial instruments as of December 31, 2024 and December 31, 2023 (in thousands):

				Fair Value Assets/(Liabilities)
	Notional Value December 31, 2024	Effective Date	Maturity Date	December 31, 2024	December 31, 2023
Interest Rate Swap	$25,000	January 2023	January 2026	$50	$49
Interest Rate Swap	140,000	March 2023	November 2025	(75)	(295)
Interest Rate Swap	25,736	August 2023	August 2028	(275)	(846)
Interest Rate Swap	14,196	August 2023	August 2028	(152)	(466)
Interest Rate Swap	15,497	May 2024	June 2029	(284)	—
Interest Rate Swap	—	September 2019	September 2024	—	1,268
	$220,429			$(736)	$(290)

For the year ended December 31, 2024, approximately $3.5 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty. For the year ended December 31, 2023, approximately $3.4 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty.

Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loans based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $301.8 million and $343.1 million (compared to a carrying value of $314.1 million and $357.2 million) as of December 31, 2024 and December 31, 2023, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

8. Related Party Transactions

Administrative Services Agreements

On October 29, 2018, the Company entered into the First Amendment (the “Amendment”) to the Administrative Services Agreement with real estate investment funds affiliated with Second City Capital II Corporate and Second City Real Estate II Corporation (“SCRE II”). The terms of the Amendment were effective on February 1, 2019 (the “Effective Date”). After February 1, 2019, the annual fees payable to the Company were $500,000 for the first twelve months following the Effective Date and thereafter an amount equal to 40% of the management fee paid to SCRE II by the fund managed by SCRE II. During the years ended December 31, 2024, 2023, and 2022, the Company earned $0.2 million, $0.1 million, and $0.3 million, respectively, for administrative services performed for SCRE II and its affiliates.

On July 31, 2019, an indirect, wholly owned subsidiary of the Company entered into an administrative services agreement with Clarity Real Estate Ventures GP, Limited Partnership ("Clarity"), an entity affiliated with principals of Second City and officers of the Company. Pursuant to the Administrative Services Agreement, the Company will provide various administrative services and support to the related entity managing the Clarity funds. During the year ended December 31, 2024, the amounts earned by the Company for administrative services performed for Clarity were nominal. For the years ended December 31, 2023, and 2022, the Company earned $0.2 million and $0.3 million, respectively, for administrative services performed for Clarity.

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

The Company recognized fixed and variable lease payments for operating leases for the years ended December 31, 2024 and December 31, 2023 as follows (in thousands):

	Years Ended December 31,
	2024	2023
Fixed payments	$146,189	$149,203
Variable payments	24,507	26,826
	$170,696	$176,029

The Company ceased recognizing rental lease income with respect to the Cascade Station property on the deconsolidation of the entity on June 27, 2024. The Company ceased recognizing rental lease income with respect to the 190 Office Center property on the deconsolidation of the entity on May 15, 2023. Refer to Note 4 for further details.

The Company recognized interest income of $0.6 million and variable lease payments of $0.2 million for the sales-type lease at the Lake Vista Pointe property for the year ended December 31, 2022.

Future minimum lease payments to be received by the Company as of December 31, 2024 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2025	$127,005
2026	120,679
2027	102,956
2028	87,582
2029	66,703
Thereafter	137,258
$642,183

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.

Lessee Accounting

As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of December 31, 2024, these leases had remaining terms of two to 64 years and a weighted average remaining lease term of 50 years. Right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s consolidated balance sheets as follows (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use asset – operating leases	$10,101	$12,564
Lease liability – operating leases	$8,286	$8,550
Right-of-use asset – financing leases	$9,593	$9,820
Lease liability – financing leases	$1,637	$1,551

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

Operating lease expense for the years ended December 31, 2024 and 2023 was $0.9 million and $0.9 million, respectively. Financing lease expense for the years ended December 31, 2024 and 2023 was $0.3 million and $0.3 million, respectively.

Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of December 31, 2024 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2025	$651	$8
2026	724	8
2027	587	8
2028	587	8
2029	587	9
Thereafter	25,389	6,921
Total future minimum lease payments	28,525	6,962
Discount	(20,239)	(5,325)
Total	$8,286	$1,637

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of December 31, 2024, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

11. Earnings per Share

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023	2022
Net (loss)/income	$(17,125)	$(2,035)	$17,681
Less: Net income attributable to non-controlling interests in properties	(555)	(647)	(691)
Less: Net income attributable to preferred stockholders	(7,420)	(7,420)	(7,420)
Numerator for basic and diluted EPS	$(25,100)	$(10,102)	$9,570
Denominator for basic EPS	40,140	39,922	42,052
Dilutive effect of RSUs and PSUs	—	—	814
Denominator for dilutive EPS	40,140	39,922	42,866
Net (loss)/income per common share:
Basic	$(0.63)	$(0.25)	$0.23
Diluted	$(0.63)	$(0.25)	$0.22

12. Stockholders’ Equity

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

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with each of KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., BMO Capital Markets Corp., RBC Capital Markets, LLC, B. Riley FBR, Inc., D.A. Davidson & Co. and Janney Montgomery Scott LLC (the “Sales Agents”) pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). On May 7, 2021 the Company delivered to D.A. Davidson & Co. a notice of termination of the Agreement, effective May 7, 2021. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022.

Share Repurchase Plan

On August 5, 2020, the Company’s Board of Directors approved a share repurchase plan authorizing the Company to repurchase up to an aggregate amount of $50 million of its outstanding shares of common stock. In September 2022, the Company completed the full August 2020 share repurchase plan. On May 4, 2023, the Board of Directors approved a share repurchase plan (“Repurchase Program”) authorizing the Company to repurchase up to $50 million of its outstanding shares of common stock or Series A Preferred Stock. Under the share repurchase program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.

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

There were no shares repurchased during the years ended December 31, 2024 and December 31, 2023. During the year ended December 31, 2022, the Company completed the repurchase of 4,006,897 shares of its common stock for approximately $50.0 million.

Common Stock and Common Unit Distributions

During the year ended December 31, 2024, the Company declared aggregate cash distributions to common stockholders and common unitholders of $16.1 million. The Company paid aggregate cash distributions of $16.0 million for the year ended December 31, 2024 and $4.0 million was payable as of December 31, 2024, which is included within other liabilities on the consolidated balance sheets.

During the year ended December 31, 2024, the Company declared the following distributions per share and unit:

Period	Distribution per Common Share/Unit	Declaration Date	Record Date	Payment Date
January 1, 2024 – March 31, 2024	$0.10	March 15, 2024	April 10, 2024	April 24, 2024
April 1, 2024 – June 30, 2024	0.10	June 14, 2024	July 10, 2024	July 24, 2024
July 1, 2024 – September 30, 2024	0.10	September 13, 2024	October 10, 2024	October 24, 2024
October 1, 2024 – December 31, 2024	0.10	December 13, 2024	January 9, 2025	January 23, 2025
Total	$0.40

Preferred Stock Distributions

During the year ended December 31, 2024, the Company declared aggregate cash distributions to preferred stockholders of $7.4 million. The Company paid aggregate cash distributions of $7.4 million for the year ended December 31, 2024 and $1.9 million was payable as of December 31, 2024, which is included within in other liabilities on the consolidated balance sheets.

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

On May 2, 2024, each of the Board of Directors and the Compensation Committee approved a new form of performance-based restricted unit award agreement (the "Performance RSU Award Agreement") that will be used to grant performance-based restricted stock unit awards (“Performance RSU Awards”) pursuant to the Equity Incentive Plan. The Performance RSU Awards are based upon the total stockholder return (“TSR”) of the Company’s common stock over a three-year measurement period beginning January 1 of the year of grant (the “Measurement Period”) relative to the TSR of a defined peer group list of other US Office REIT companies (the “Peer Group”) as of the first trading date in the year of grant. The payouts under the Performance RSU Awards are evaluated on a sliding scale as follows: TSR below the 30th percentile of the Peer Group would result in a 50% payout; TSR at the 50th percentile of the Peer Group would result in a 100% payout; and TSR at or above the 75th percentile of the Peer Group would result in a 150% payout. Payouts are mathematically interpolated between these stated percentile targets, subject to a 150% maximum. To the extent earned, the payouts of the Performance RSU Awards are intended to be settled in the form of shares of the Company’s common stock, pursuant to the Equity Incentive Plan. Upon satisfaction of the vesting conditions, dividend equivalents in an amount equal to all regular and special dividends declared with respect to the Company’s common stock during each annual measurement period during the Measurement Period are determined and paid on a cumulative, reinvested basis over the term of the applicable Performance RSU Award, at the time such award vests and based on the number of shares of the Company’s common stock that are earned. Shares of the Company’s common stock issuable pursuant to the Performance RSU Awards and dividend equivalents granted pursuant to the Performance RSU Award Agreement, taken together with the shares issuable pursuant to any other grants under the Equity Incentive Plan, shall not exceed the annual limitation set forth in Section 6 of the Equity Incentive Plan.

During the first quarter of 2024, the Performance RSU Awards granted in January 2021, with a January 1, 2021 through December 31, 2023 Measurement Period, were earned at 120% of the target number of shares granted based on achievement of a TSR that was at or above the 60th percentile of the 2021 Peer Group.

During the first quarter of 2023, the Performance RSU Awards granted in January 2020, with a January 1, 2020 through December 31, 2022 Measurement Period, were earned at 150% of the target number of shares granted based on achievement of a TSR that was at or above the 75th percentile of the 2020 Peer Group.

The following table summarizes the activity of the awards under the Equity Incentive Plan for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2021	342,159	217,500
Granted	237,986	90,000
Issuance of dividend equivalents	25,987	—
Vested	(177,812)	—
Outstanding at December 31, 2022	428,320	307,500
Granted	198,022	214,888
Issuance of dividend equivalents	43,721	—
Vested	(216,520)	(97,500)
Forfeited	(1,802)	—
Outstanding at December 31, 2023	451,741	424,888
Granted	324,414	324,952
Issuance of dividend equivalents	40,681	—
Vested	(228,747)	(120,000)
Outstanding at December 31, 2024	588,089	629,840

During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 the Company granted the following restricted stock units (“RSUs”) and Performance RSU Awards to directors, executive officers and certain non-executive employees:

	Units Granted			Weighted Average Grant
	RSUs	Performance RSUs	Fair Value (in thousands)	Fair Value Per Share
2024	324,414	324,952	$3,539	$5.45
2023	198,022	214,888	3,729	9.03
2022	237,986	90,000	5,753	17.54

The RSU Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant of date. The Performance RSU Awards will vest on the last day of the three-year measurement period.

During the years ended December 31, 2024, December 31, 2023 and December 31, 2022 the Company recognized net compensation expense for the RSUs and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2024	$2,571	$1,751	$4,322
2023	2,542	1,552	4,094
2022	2,554	1,325	3,879

As of December 31, 2024, there was $3.9 million of unrecognized share-based compensation expense, which will be recognized over the next two years, with a weighted average period of approximately one year.

13. Segment Information

The Company is a REIT focused on real estate investments and currently operates in one operating segment: Office Properties. As a group, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have collectively been identified as the chief operating decision makers (“CODM”), as defined by GAAP. The CODM review financial information presented on a consolidated basis when making decisions. Additionally, the Company does not group its operations on a geographical basis for the purpose of measuring performance.

The CODM uses both consolidated net income and net operating income (“NOI”) as the profit or loss measures to evaluate the performance of our operating segment and allocate resources. Refer to the accompanying consolidated statements of operations for the presentation of consolidated net income for the years ended December 31, 2024, 2023 and 2022. NOI is a measure which includes the revenues and certain expenses directly attributable to our office properties. NOI is defined as rental and other revenues less property operating expenses. NOI is used by the CODM to make operating decisions as we believe it provides information useful in understanding the core operations and operating performance of our portfolio. Total assets are not utilized by the CODM to assess performance.

The following table presents segment NOI for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Rental and other revenues	$171,126	$179,096	$180,485
Property operating expenses	69,460	69,997	67,739
Segment net operating income	$101,666	$109,099	$112,746

Significant expenses that comprise property operating expenses within NOI primarily include building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants.

Presented below is a reconciliation of the reportable segment NOI to the consolidated net income (in thousands):

	Years Ended December 31,
	2024	2023	2022
Segment net operating income	$101,666	$109,099	$112,746
General and administrative	(15,201)	(14,841)	(13,782)
Depreciation and amortization	(59,321)	(62,987)	(62,495)
Impairment of real estate	(8,463)	—	(13,444)
Contractual interest expense	(32,960)	(31,876)	(25,784)
Amortization of deferred financing costs and debt fair value	(1,384)	(1,296)	(1,218)
Net (loss)/gain on disposition of real estate	(1,462)	(134)	21,658
Consolidated net (loss)/income	$(17,125)	$(2,035)	$17,681

City Office REIT, Inc.

SCHEDULE III – REAL ESTATE PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2024

(In thousands)

		Initial Costs to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried as of December 31, 2024(1)
Description	Encumbrances(2)	Land	Buildings and Improvements	Improvements	Land	Building and Improvements	Total(3)	Accumulated Amortization	Year of Construction	Year Acquired
AmberGlen	$20,000	$6,547	$3,490	$1,960	$6,547	$5,450	$11,997	$3,093	1984-1998	2009
City Center	—	3,123	10,656	18,454	3,123	29,110	32,233	11,113	1984	2010
Central Fairwinds	15,497	1,747	9,751	7,744	1,747	17,495	19,242	7,161	1982	2012
Florida Research Park	39,832	11,446	56,475	9,858	11,446	66,333	77,779	19,978	1999	2014; 2016
Denver Tech	—	18,002	52,719	11,484	18,002	64,203	82,205	18,253	1997; 1999	2015; 2019
Intellicenter	30,042	5,244	34,278	(450)	5,244	33,828	39,072	8,801	2008	2015
Carillon Point	14,196	5,172	17,316	2,189	5,172	19,505	24,677	6,778	2007	2016
Park Tower	—	3,479	68,656	28,398	3,479	97,054	100,533	29,049	1973	2016
5090 N 40th St	19,912	6,696	32,123	8,102	6,696	40,225	46,921	9,022	1988	2016
SanTan	30,773	6,803	37,187	9,593	6,803	46,780	53,583	12,601	2000-2003	2016
2525 McKinnon	27,000	10,629	34,515	3,663	10,629	38,178	48,807	7,317	2003	2017
Mission City	45,095	25,741	41,474	14,776	25,741	56,250	81,991	19,592	1990-2007	2017
Papago Tech	—	10,746	19,762	2,079	10,746	21,841	32,587	6,165	1993-1995	2017
Pima Center	—	—	45,133	13,641	—	58,774	58,774	13,304	2006-2008	2018
Circle Point	38,109	9,320	39,101	8,458	9,320	47,559	56,879	12,049	2001	2018
The Quad	30,600	8,079	39,858	495	8,079	40,353	48,432	8,305	1982	2018
Greenwood Blvd	20,299	3,945	26,019	1,300	3,945	27,319	31,264	5,825	1997	2018
Camelback Square	—	11,738	37,922	8,210	11,738	46,132	57,870	9,548	1978	2018
Canyon Park	38,159	7,098	38,416	7,100	7,098	45,516	52,614	9,629	1993; 1999	2019
Block 23	—	—	115,747	9,880	—	125,627	125,627	8,954	2019	2021
The Terraces	—	15,861	101,455	6,942	15,861	108,397	124,258	7,800	2017	2021
Bloc 83	—	18,956	280,313	18,488	18,956	298,801	317,757	17,619	2019; 2021	2021
Corporate	280,000	—	—	—	—	—	—	—
Total	$649,514	$190,372	$1,142,366	$192,364	$190,372	$1,334,730	$1,525,102	$251,956

(1)
The aggregate cost for federal tax purposes as of December 31, 2024 of our real estate assets was approximately $1.0 billion.
(2)
Encumbrances represent total principal debt which excludes net deferred financing costs of $2.5 million.
(3)
Properties identified as held for sale at December 31, 2024 are excluded.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Real Estate Properties
Balance, beginning of year	$1,541,703	$1,554,591	$1,568,653
Dispositions and impairments	(40,229)	(39,333)	(58,735)
Capital improvements	34,265	26,445	44,673
Assets held for sale	(10,637)	—	—
Balance, end of year	$1,525,102	$1,541,703	$1,554,591
Accumulated Depreciation
Balance, beginning of year	$218,628	$175,720	$157,356
Depreciation	47,903	47,266	46,654
Dispositions and impairments	(14,575)	(4,358)	(28,290)
Balance, end of year	$251,956	$218,628	$175,720

EXHIBIT INDEX

Exhibit Number	Description
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

19.1	Insider Trading Policy †
21.1	Subsidiaries of the Company †
23.1	Consent of KPMG LLP †
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification of Annual Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †
97	City Office REIT, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of the Company's Annual Report on Form 10-K filed with the Commission on February 22, 2024).*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

† Filed herewith.

* Compensatory Plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY OFFICE REIT, INC.

Date: February 20, 2025	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Farrar James Farrar	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025

/s/ Anthony Maretic Anthony Maretic	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025

/s/ John Sweet John Sweet	Independent Director, Chairman of Board of Directors	February 20, 2025

/s/ Mark Murski Mark Murski	Independent Director	February 20, 2025

/s/ Michael Mazan Michael Mazan	Independent Director	February 20, 2025

/s/ John McLernon	Independent Director	February 20, 2025
John McLernon

/s/ Sabah Mirza	Independent Director	February 20, 2025
Sabah Mirza