Form 10-Q
period 2025-03-31
City Office REIT, Inc.
filed 2025-05-02
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 29, 2025 was 40,358,240.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	March 31, 2025	December 31, 2024
Assets
Real estate properties
Land	$190,372	$190,372
Building and improvement	1,171,558	1,169,793
Tenant improvement	166,374	163,569
Furniture, fixtures and equipment	1,405	1,368
	1,529,709	1,525,102
Accumulated depreciation	(263,074)	(251,956)
	1,266,635	1,273,146
Cash and cash equivalents	21,997	18,886
Restricted cash	14,620	15,073
Rents receivable, net	52,208	52,311
Deferred leasing costs, net	25,571	25,291
Acquired lease intangible assets, net	32,770	34,631
Other assets	22,724	23,744
Assets held for sale	—	12,588
Total Assets	$1,436,525	$1,455,670
Liabilities and Equity
Liabilities:
Debt	$645,879	$646,972
Accounts payable and accrued liabilities	26,967	34,535
Deferred rent	6,624	7,010
Tenant rent deposits	7,226	7,257
Acquired lease intangible liabilities, net	5,995	6,301
Other liabilities	17,294	16,879
Liabilities related to assets held for sale	—	2,176
Total Liabilities	709,985	721,130
Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of March 31, 2025 and December 31, 2024	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,358,240 and 40,154,055 shares issued and outstanding as of March 31, 2025 and December 31, 2024	403	401
Additional paid-in capital	442,578	442,329
Retained earnings	172,218	179,838
Accumulated other comprehensive loss	(1,359)	(713)
Total Stockholders’ Equity	725,840	733,855
Non-controlling interests in properties	700	685
Total Equity	726,540	734,540
Total Liabilities and Equity	$1,436,525	$1,455,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Rental and other revenues	$42,258	$44,493
Operating expenses:
Property operating expenses	16,272	17,744
General and administrative	3,728	3,711
Depreciation and amortization	15,125	15,075
Total operating expenses	35,125	36,530
Operating income	7,133	7,963
Interest expense:
Contractual interest expense	(8,278)	(8,098)
Amortization of deferred financing costs and debt fair value	(354)	(319)
	(8,632)	(8,417)
Net loss	(1,499)	(454)
Less:
Net income attributable to non-controlling interests in properties	(171)	(135)
Net loss attributable to the Company	(1,670)	(589)
Preferred stock distributions	(1,855)	(1,855)
Net loss attributable to common stockholders	$(3,525)	$(2,444)
Net loss per common share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
Weighted average common shares outstanding:
Basic	40,306	40,097
Diluted	40,306	40,097
Dividend distributions declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Comprehensive (Loss)/Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,499)	$(454)
Other comprehensive (loss)/income:
Unrealized cash flow hedge (loss)/gain	(586)	2,906
Amounts reclassified to interest expense	(79)	(1,117)
Other comprehensive (loss)/income	(665)	1,789
Comprehensive (loss)/income	(2,164)	1,335
Less:
Comprehensive income attributable to non-controlling interests in properties	(152)	(161)
Comprehensive (loss)/income attributable to the Company	$(2,316)	$1,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance —December 31, 2024	4,480	$112,000	40,154	$401	$442,329	$179,838	$(713)	$733,855	$685	$734,540
Restricted stock award grants and vesting	—	—	204	2	249	(59)	—	192	—	192
Common stock dividend distribution declared	—	—	—	—	—	(4,036)	—	(4,036)	—	(4,036)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	24	24
Distributions	—	—	—	—	—	—	—	—	(161)	(161)
Net (loss)/income	—	—	—	—	—	(1,670)	—	(1,670)	171	(1,499)
Other comprehensive loss	—	—	—	—	—	—	(646)	(646)	(19)	(665)
Balance —March 31, 2025	4,480	$112,000	40,358	$403	$442,578	$172,218	$(1,359)	$725,840	$700	$726,540

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance —December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633
Restricted stock award grants and vesting	—	—	216	2	42	(45)	—	(1)	—	(1)
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(444)	(444)
Net (loss)/income	—	—	—	—	—	(589)	—	(589)	135	(454)
Other comprehensive income	—	—	—	—	—	—	1,763	1,763	26	1,789
Balance —March 31, 2024	4,480	$112,000	40,154	$401	$438,909	$214,709	$1,515	$767,534	$119	$767,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,499)	$(454)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,125	15,075
Amortization of deferred financing costs and debt fair value	354	319
Amortization of above and below market leases	(4)	(27)
Straight-line rent/expense	(460)	(454)
Non-cash stock compensation	914	1,070
Changes in non-cash working capital:
Rents receivable, net	649	865
Other assets	918	505
Accounts payable and accrued liabilities	(3,257)	(1,536)
Deferred rent	(517)	368
Tenant rent deposits	(145)	655
Net Cash Provided By Operating Activities	12,078	16,386
Cash Flows to Investing Activities:
Additions to real estate properties	(12,407)	(5,989)
Net proceeds from sale of real estate	11,574	—
Deferred leasing costs	(435)	(1,505)
Net Cash Used In Investing Activities	(1,268)	(7,494)
Cash Flows to Financing Activities:
Debt issuance and extinguishment costs	(38)	(26)
Proceeds from borrowings	2,000	4,000
Repayment of borrowings	(3,385)	(5,529)
Dividend distributions paid to stockholders	(5,870)	(5,849)
Distributions to non-controlling interests in properties	(161)	(444)
Shares withheld for payment of taxes on restricted stock unit vesting	(722)	(1,072)
Contributions from non-controlling interests in properties	24	—
Net Cash Used In Financing Activities	(8,152)	(8,920)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	2,658	(28)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	33,959	43,392
Cash, Cash Equivalents and Restricted Cash, End of Period	$36,617	$43,364
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	21,997	29,533
Restricted Cash, End of Period	14,620	13,831
Cash, Cash Equivalents and Restricted Cash, End of Period	$36,617	$43,364
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,600	$8,029
Purchase of additions in real estate properties included in accounts payable	$6,441	$7,526
Purchase of deferred leasing costs included in accounts payable	$2,293	$3,026

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

2. Summary of Significant Accounting Policies

Basis of Preparation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with Securities and Exchange Commission (“SEC”) rules and regulations and generally accepted accounting principles in the United States of America (“US GAAP”) and in the opinion of management contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

3. Real Estate Investments

Disposition of Real Estate Property

Superior Pointe

On January 14, 2025, the Company sold the Superior Pointe property in Denver, Colorado for a gross sales price of $12.0 million. No gain or loss was recognized on the sale as the property was carried at fair value less cost to sell on the date of disposition.

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of March 31, 2025 and December 31, 2024 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
March 31, 2025	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$16,596	$68,352	$30,632	$115,580	$(14,271)	$(138)	$(14,409)
Accumulated amortization	(10,885)	(51,449)	(20,476)	(82,810)	8,353	61	8,414
	$5,711	$16,903	$10,156	$32,770	$(5,918)	$(77)	$(5,995)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2024	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$16,596	$69,760	$30,987	$117,343	$(14,294)	$(138)	$(14,432)
Accumulated amortization	(10,584)	(51,893)	(20,235)	(82,712)	8,071	60	8,131
	$6,012	$17,867	$10,752	$34,631	$(6,223)	$(78)	$(6,301)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2025	$4,641
2026	5,880
2027	4,910
2028	4,212
2029	3,275
Thereafter	3,857
$26,775

5. Debt

The following table summarizes the indebtedness as of March 31, 2025 and December 31, 2024 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 6:

Property	March 31, 2025	December 31, 2024	Interest Rate as of March 31, 2025 (1)		Maturity
Unsecured Credit Facility (2)(3)	$255,000	$255,000	SOFR + 1.50%	(1)(2)	November 2025	(2)
Term Loan (3)	25,000	25,000	6.00%	(3)	January 2026
Mission City	44,865	45,095	3.78%		November 2027
Circle Point	37,993	38,109	4.49%		September 2028
Canyon Park (4)	37,961	38,159	4.30%		March 2027
The Quad	30,600	30,600	4.20%		September 2028
SanTan (5)	30,586	30,773	4.56%		March 2027
Intellicenter (6)	29,872	30,042	4.65%		October 2025
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection	25,630	25,736	7.05%	(7)	August 2028
Greenwood Blvd	20,157	20,299	3.15%		December 2025
AmberGlen	20,000	20,000	3.69%		May 2027
5090 N. 40th St	19,794	19,912	3.92%		January 2027
Central Fairwinds	15,437	15,497	7.68%	(8)	June 2029
Carillon Point	14,138	14,196	7.05%	(7)	August 2028
FRP Ingenuity Drive (9)	14,096	14,096	4.44%		December 2026
Total Principal	648,129	649,514
Deferred financing costs, net	(2,250)	(2,542)
Total	$645,879	$646,972

(1)
As of March 31, 2025, the daily-simple Secured Overnight Financing Rate ("SOFR") was 4.41%.
(2)
Borrowings under our unsecured credit facility (the "Unsecured Credit Facility") bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of March 31, 2025, the Unsecured Credit Facility had $255.0 million drawn and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months at the Company’s option 90 days prior to maturity, provided there is no event of default, the Company affirms the representations and warranties set forth in the amended and restated credit agreement, dated November 16, 2021 for the Unsecured Credit Facility (the "Amended and Restated Credit Agreement"), and the Company pays the extension fee. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
(3)
On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. Borrowings under the $25 million term loan bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 210 basis points. In conjunction with the term loan, the Company also entered into a three-year interest rate swap for a notional amount of $25 million, effectively fixing the SOFR component of the borrowing rate of the term loan at 3.90%.
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
(5)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of March 31, 2025, the DSCR and debt yield covenants were still not met. As of March 31, 2025 and December 31, 2024, total restricted cash for the property was $0.9 million and $1.6 million, respectively.
(6)
In April 2025, a 'cash-sweep period' began at the Intellicenter property following the DSCR covenant not being met. As of March 31, 2025, total restricted cash for the property was $1.3 million.
(7)
The FRP Collection and Carillon Point loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 275 basis points. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term via interest rate swaps at 4.30%.

(8)
The Central Fairwinds loan bears interest at a rate equal to the daily-simple SOFR rate plus a margin of 325 basis points. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term via an interest rate swap at 4.43%.
(9)
Under the terms of the FRP Ingenuity Drive loan modification and extension agreement signed in the second quarter of 2024, the property will be in a ‘cash-sweep period’ which will continue through the maturity of the loan. As of March 31, 2025 and December 31, 2024, total restricted cash for the property was $3.7 million and $3.6 million, respectively.

The scheduled principal repayments of indebtedness as of March 31, 2025, without consideration of extension options, are as follows (in thousands):

2025	$308,420
2026	43,899
2027	176,734
2028	104,586
2029	14,490
Thereafter	—
$648,129

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

The following table summarizes the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024 (in thousands):

				Fair Value Assets/(Liabilities)
	Notional Value March 31, 2025	Effective Date	Maturity Date	March 31, 2025	December 31, 2024
Interest Rate Swap	$25,000	January 2023	January 2026	$24	$50
Interest Rate Swap	140,000	March 2023	November 2025	(86)	(75)
Interest Rate Swap	25,630	August 2023	August 2028	(552)	(275)
Interest Rate Swap	14,138	August 2023	August 2028	(305)	(152)
Interest Rate Swap	15,437	May 2024	June 2029	(482)	(284)
	$220,205			$(1,401)	$(736)

For the three months ended March 31, 2025, approximately $0.1 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty. For the three months ended March 31, 2024, approximately $1.1 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty.

Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loans payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $304.3 million and $301.8 million (compared to a carrying value of $312.9 million and $314.1 million) as of March 31, 2025 and December 31, 2024, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreements

During the three months ended March 31, 2025, the Company earned $0.1 million in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates. During the three months ended March 31, 2024, the amounts earned by the Company for the administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates were nominal.

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

The Company recognized fixed and variable lease payments for operating leases for the three months ended March 31, 2025 and March 31, 2024 as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed payments	$36,447	$37,592
Variable payments	5,594	6,778
	$42,041	$44,370

Future minimum lease payments to be received by the Company as of March 31, 2025 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2025	$95,305
2026	122,152
2027	104,967
2028	90,015
2029	69,126
Thereafter	138,192
$619,757

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.

Lessee Accounting

As a lessee, the Company has ground and office leases which are classified as operating and financing leases. As of March 31, 2025, these leases had remaining terms of two to 63 years and a weighted average remaining lease term of 50 years. Right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheets as follows (in thousands):

	March 31, 2025	December 31, 2024
Right-of-use asset – operating leases	$10,024	$10,101
Lease liability – operating leases	$8,319	$8,286
Right-of-use asset – financing leases	$9,536	$9,593
Lease liability – financing leases	$1,659	$1,637

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

Future minimum lease payments to be paid by the Company as a lessee for operating and financing leases as of March 31, 2025 for the next five years and thereafter are as follows (in thousands):

	Operating Leases	Financing Leases
2025	$562	$6
2026	724	8
2027	587	8
2028	587	8
2029	587	9
Thereafter	25,389	6,921
Total future minimum lease payments	28,436	6,960
Discount	(20,117)	(5,301)
Total	$8,319	$1,659

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of March 31, 2025, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Share Repurchase Plan

On May 4, 2023, the Company's Board of Directors (the "Board of Directors") approved a share repurchase plan (“Repurchase Program”) authorizing the Company to repurchase up to $50 million of its outstanding shares of common stock or Series A Preferred Stock. Under the share repurchase program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.

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

There were no shares repurchased during the three months ended March 31, 2025 and 2024.

Common Stock and Common Unit Distributions

On March 14, 2025, the Board of Directors approved and the Company declared a cash dividend distribution of $0.10 per common share for the quarterly period ended March 31, 2025. The dividend was paid subsequent to quarter end on April 24, 2025 to common stockholders and common unitholders of record as of the close of business on April 10, 2025, resulting in an aggregate payment of $4.0 million.

Preferred Stock Distributions

On March 14, 2025, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended March 31, 2025. The dividend was paid subsequent to quarter end on April 24, 2025 to the holders of record of Series A Preferred Stock as of the close of business on April 10, 2025.

Equity Incentive Plan

The Company has an equity incentive plan (“Equity Incentive Plan”) for executive officers, directors and certain non-executive employees, and with approval of the Board of Directors, for subsidiaries and their respective affiliates. The Equity Incentive Plan provides for grants of restricted common stock, restricted stock units, phantom shares, stock options, dividend equivalent rights and other equity-based awards (including the grant of Operating Partnership long-term incentive plan units), subject to the total number of shares available for issuance under the plan. The Equity Incentive Plan is administered by the compensation committee of the Board of Directors (the “Compensation Committee”). On May 1, 2025, the Company's stockholders approved an amendment to the Equity Incentive Plan increasing the maximum number of shares of common stock that may be issued under the Equity Incentive Plan from 3,763,580 shares to 5,763,580 shares. To the extent an award granted under the Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.

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

During the first quarter of 2025, the Performance RSU Awards granted in January 2022, with a January 1, 2022 through December 31, 2024 Measurement Period, were earned at 50% of the target number of shares granted based on achievement of a TSR that was at or above the 26th percentile of the 2022 Peer Group.

During the first quarter of 2024, the Performance RSU Awards granted in January 2021, with a January 1, 2021 through December 31, 2023 Measurement Period, were earned at 120% of the target number of shares granted based on achievement of a TSR that was at or above the 60th percentile of the 2021 Peer Group.

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2025:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2024	588,089	629,840
Granted	292,261	275,701
Issuance of dividend equivalents	11,624	—
Vested	(290,979)	(90,000)
Outstanding at March 31, 2025	600,995	815,541

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three months ended March 31, 2024:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2023	451,741	424,888
Granted	324,414	324,952
Issuance of dividend equivalents	8,290	—
Vested	(228,747)	(120,000)
Outstanding at March 31, 2024	555,698	629,840

During the three months ended March 31, 2025 and March 31, 2024, the Company granted the following restricted stock unit awards (“RSU Awards”) and Performance RSU Awards to directors, executive officers and certain non-executive employees:

	Units Granted			Weighted Average Grant
	RSUs	Performance RSUs	Fair Value (in thousands)	Fair Value Per Share
2025	292,261	275,701	$2,874	$5.06
2024	324,414	324,952	3,539	5.45

The RSU Awards will vest in three equal, annual installments on each of the first three anniversaries of the grant of date. The Performance RSU Awards will vest on the last day of the Measurement Period.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized net compensation expense for the RSU Awards and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2025	$482	$432	$914
2024	641	429	1,070

11. Segment Information

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

The CODM use both consolidated net income and net operating income (“NOI”) as the profit or loss measures to evaluate the performance of our operating segment and allocate resources. Refer to the accompanying condensed consolidated statements of operations for the presentation of consolidated net income for the three months ended March 31, 2025 and 2024. NOI is a measure which includes the revenues and certain expenses directly attributable to our office properties. NOI is defined as rental and other revenues less property operating expenses. NOI is used by the CODM to make operating decisions as we believe it provides information useful in understanding the core operations and operating performance of our portfolio. Total assets are not utilized by the CODM to assess performance.

The following table presents segment NOI for the three months ended March 31, 2025 and March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Rental and other revenues	$42,258	$44,493
Property operating expenses	16,272	17,744
Segment net operating income	$25,986	$26,749

Significant expenses that comprise property operating expenses within NOI primarily include building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants.

Presented below is a reconciliation of the reportable segment NOI to the consolidated net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment net operating income	$25,986	$26,749
General and administrative	(3,728)	(3,711)
Depreciation and amortization	(15,125)	(15,075)
Contractual interest expense	(8,278)	(8,098)
Amortization of deferred financing costs and debt fair value	(354)	(319)
Consolidated net loss	$(1,499)	$(454)

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
•
increased interest rates, the failure of interest rates to decrease according to market expectations, any resulting increase in financing or operating costs, the impact of inflation or stagflation, disruptions to tenants’ business, financial condition and ability to pay rent related to tariffs and other trade or sanction issues or any stall in economic growth or an economic recession;
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

•
financial market fluctuations;
•
changes in real estate, taxation and zoning laws and other legislation and government activity and changes to real property tax rates and the taxation of REITs in general; and
•
other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2024 under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and in our subsequent reports filed with the SEC.

The forward-looking statements contained in this Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in our news releases and filings with the SEC, including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors” and elsewhere in this Form 10-Q and any updates to those factors set forth in our subsequent Quarterly Reports on Form 10-Q or other public filings with the SEC, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Report speaks only as of the date of this Report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

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

Revenue Base

As of March 31, 2025, we owned 22 properties comprised of 54 office buildings with a total of approximately 5.4 million square feet of net rentable area (“NRA”). As of March 31, 2025, our properties were approximately 84.9% leased.

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

Despite the current economic environment, there is increasing evidence that many businesses have or will strengthen their in-person work policies particularly if economic conditions worsen. Many of these companies have increased their workforce and requirements for their workforce to work from the office, without increasing their available space. We expect these factors will help offset, at least partially, the headwinds to office space demand.

Work-From-Home Trends

Our business has been impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate. As of March 31, 2025, 12.4% of NRA under our portfolio was vacant, when excluding committed leases, as compared to 14.0% as of March 31, 2024.

Leasing activity has been impacted by work-from-home trends. We have experienced uncertainty over existing tenants’ long-term space requirements. Overall, this could reduce our anticipated rental revenues. In addition, certain tenants in our markets have and may explore opportunities to sublease all or a portion of their leased square footage to other tenants or third parties. While subleasing generally does not impact the ability to collect payment from the original lessee and will not result in any decrease in the rental revenues expected to be received from the primary tenant, this trend could reduce our ability to lease incremental square footage to new tenants, increase the square footage of our properties that “go dark,” reduce anticipated rental revenue should tenants determine their long-term needs for square footage are lower than originally anticipated, and impact the pricing and competitiveness for leasing office space in our markets.

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

On April 14, 2024, we announced our intention, subject to a variety of conditions, to enter into a joint venture that would result in us having an ownership interest in a condominium development in St. Petersburg, Florida. Although we intend to continue to focus on owning office properties in growth markets predominantly in the Sun Belt, we will continue to evaluate a broad array of potential opportunities that we believe could maximize shareholder value.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of March 31, 2025, the operating properties in our portfolio were 84.9% leased, with 7.6% of our leases scheduled to expire over the remainder of the calendar year, without regard to renewal options. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants, and in the normal course of business we do not typically waive these rent escalation provisions. Certain leases contain termination provisions which permit the tenant to terminate the arrangement generally upon payment of a termination fee, which we believe acts as a deterrent to cancelling the lease. These early termination provisions applied to approximately 16.1% of the NRA in our portfolio as of March 31, 2025. In 2025, no tenant has exercised an early termination provision. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. General Services Administration (“GSA”) tenants represent approximately 3.9% of the base rental revenue from our properties as of March 31, 2025, with all federal or state governmental agencies representing 5.9%. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of high interest rates and the fluctuating likelihood of a U.S. recession, that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Leasing Activity

The following table presents our leasing activity for the three months ended March 31, 2025.

Three Months Ended March 31, 2025 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing
Square Feet (000's)	101	43	144
Average Effective Rents per Square Foot	$29.97	$33.87	$31.13
Tenant Improvements per Square Foot	$21.12	$9.00	$17.51
Leasing Commissions per Square Foot	$12.06	$10.89	$11.71
% Change in Renewal Cash Rent vs. Expiring		20.3%
Retention Rate %		34%

Our Properties

As of March 31, 2025, we owned 22 properties comprised of 54 office buildings with a total of approximately 5.4 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of March 31, 2025.

Metropolitan Area	Property	Year of Construction	Economic Interest	NRA (000’s Square Feet)	In Place Occupancy	Annualized Average Effective Rent per Square Foot(1)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(2)	Annualized Base Rent(3) ($000’s)
Phoenix, AZ	Block 23(4)	2019	100.0%	307	89.0%	$27.66	$29.71	$33.22	$7,397
(28.1% of NRA)	Pima Center	2006-2008	100.0%	272	58.5%	$28.16	$29.78	$29.78	$4,737
	SanTan	2000-2003	100.0%	267	55.8%	$32.98	$34.17	$34.17	$5,082
	5090 N 40th St	1988	100.0%	173	73.4%	$33.49	$35.51	$35.51	$4,510
	Camelback Square	1978	100.0%	174	71.7%	$36.76	$39.20	$39.20	$4,888
	The Quad	1982	100.0%	163	97.4%	$33.37	$35.08	$35.40	$5,568
	Papago Tech	1993-1995	100.0%	163	79.2%	$25.43	$26.73	$26.73	$3,444
Tampa, FL	Park Tower	1973	94.8%	482	91.6%	$29.40	$29.55	$29.55	$13,038
(19.4%)	City Center	1984	95.0%	241	77.3%	$33.31	$34.63	$34.63	$6,448
	Intellicenter	2008	100.0%	204	76.1%	$24.31	$25.96	$25.96	$4,023
	Carillon Point	2007	100.0%	124	100.0%	$30.41	$31.78	$31.78	$3,947
Orlando, FL	Florida Research Park	1999	96.6%	398	98.8%	$26.93	$27.85	$29.27	$10,928
(13.3%)	Central Fairwinds	1982	97.0%	168	86.4%	$27.67	$29.35	$29.35	$4,267
	Greenwood Blvd	1997	100.0%	155	100.0%	$24.84	$25.75	$25.75	$3,992
Raleigh, NC	Bloc 83	2019; 2021	100.0%	493	94.6%	$41.26	$39.71	$40.07	$18,533
(9.1%)
Dallas, TX	The Terraces	2017	100.0%	173	85.6%	$39.00	$38.92	$59.42	$5,751
(5.2%)	2525 McKinnon	2003	100.0%	111	44.4%	$29.20	$30.92	$49.92	$1,529
San Diego, CA	Mission City	1990-2007	100.0%	281	93.7%	$39.07	$40.55	$40.55	$10,691
(5.2%)
Sun Belt - Subtotal / Weighted Average(5)				4,349	83.9%	$31.88	$32.76	$34.32	$118,773
Denver, CO	Denver Tech	1997; 1999	100.0%	381	78.4%	$23.08	$23.78	$32.60	$7,106
(12.1%)	Circle Point	2001	100.0%	272	91.2%	$19.90	$20.94	$36.59	$5,200
Seattle, WA	Canyon Park	1993; 1999	100.0%	207	100.0%	$22.31	$25.32	$31.32	$5,235
(3.8%)
Portland, OR	AmberGlen	1984-1998	76.0%	203	95.0%	$23.07	$24.36	$25.48	$4,706
(3.8%)
Other - Subtotal / Weighted Average(5)				1,063	89.0%	$22.07	$23.49	$31.92	$22,247
Total / Weighted Average - March 31, 2025(5)				5,412	84.9%	$29.86	$30.85	$33.83	$141,020

(1)
Annualized Average Effective Rent accounts for the impact of straight-line rent adjustments, including the amortization of rent escalations and base rent concessions (e.g., free rent abatements) contained in the lease. The square foot result per property is calculated by multiplying (i) Average Effective Rent for the month ended March 31, 2025 by (ii) 12, divided by the occupied square footage in that period.
(2)
Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(3)
Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended March 31, 2025 by (ii) 12.
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

Conditions in Our Markets

Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our Sun Belt cities to continue, there is no way for us to predict whether these trends will continue, especially in light of inflation and elevated interest rates as well as potential changes in tax policy, trade policy, immigration policy, fiscal policy and monetary policy. In addition, it is uncertain and impossible to estimate the potential impact that the work-from-home trend will have on the short- and long-term demand for office space in our markets.

Critical Accounting Policies and Estimates

The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

Rental and Other Revenues. Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $2.2 million, or 5%, to $42.3 million for the three months ended March 31, 2025 compared to $44.5 million for the three months ended March 31, 2024. Revenue decreased year over year due to the dispositions and tenant departures at Superior Pointe in January 2025 and Cascade Station in June 2024 which reduced revenue by $0.8 million and $0.6 million, respectively. Revenue also decreased at 2525 McKinnon and Intellicenter by $0.4 million and $0.4 million, respectively, due to lower occupancy at the properties compared to the prior year. Revenue also decreased at Block 23 and The Terraces by $1.1 million and $0.4 million, respectively, largely due to the downsize of WeWork resulting in a termination fee received in the prior period and lower income in the current period at those properties. Offsetting these decreases, revenue increased year over year at Bloc 83 and Mission City by $0.5 million and $0.4 million, respectively, due to higher occupancy. The remaining properties’ rental and other revenues were marginally higher in comparison to the prior year period.

Operating Expenses

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses decreased $1.4 million, or 8%, to $16.3 million for the three months ended March 31, 2025, from $17.7 million for the three months ended March 31, 2024. The disposition of Superior Pointe in January 2025 and Cascade Station in June 2024 decreased property operating expenses by $0.5 million and $0.3 million, respectively. Property taxes decreased across the portfolio by $0.7 million, excluding the dispositions noted above, in comparison to the prior year as property tax accruals were lower in the first quarter of 2025 as compared to the first quarter of 2024. In 2024, the final property tax assessments received at year end were lower than accrued in the first quarter of 2024. The remaining property operating expenses were relatively unchanged in comparison to the prior period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our employees and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses remained relatively flat at $3.7 million for the three months ended March 31, 2025, the same as reported in the prior year.

Depreciation and Amortization. Depreciation and amortization remained relatively flat at $15.1 million for the three months ended March 31, 2025, the same as reported in the prior year. The dispositions of Superior Pointe in January 2025 and Cascade Station in June 2024 decreased depreciation and amortization expense by $0.4 million and $0.2 million, respectively. The remaining properties’ depreciation expenses were $0.6 million higher in comparison to the prior year period.

Other Expense (Income)

Interest Expense. Interest expense increased $0.2 million, or 3%, to $8.6 million for the three months ended March 31, 2025, from $8.4 million for the three months ended March 31, 2024. The disposition of Cascade Station in June 2024 decreased interest expense by $0.2 million. The remaining properties’ interest expenses were $0.4 million higher in comparison to the prior year period.

Cash Flows

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

Cash, cash equivalents and restricted cash were $36.6 million and $43.4 million as of March 31, 2025 and March 31, 2024, respectively.

Cash flow from operating activities. Net cash provided by operating activities decreased by $4.3 million to $12.1 million for the three months ended March 31, 2025 compared to $16.4 million for the three months ended March 31, 2024. The decrease was primarily attributable to changes in working capital.

Cash flow to investing activities. Net cash used in investing activities decreased by $6.2 million to $1.3 million for the three months ended March 31, 2025 compared to $7.5 million for the three months ended March 31, 2024. The decrease in cash used in investing activities was primarily attributable to the sale of Superior Pointe in the current year for proceeds of $11.6 million. This decrease was partially offset by an increase in additions to real estate properties for the three months ended March 31, 2025.

Cash flow to financing activities. Net cash used in financing activities decreased by $0.7 million to $8.2 million for the three months ended March 31, 2025 compared to $8.9 million for the three months ended March 31, 2024. The decrease in cash used in financing activities was primarily attributable to lower net proceeds from borrowings and lower withholding taxes on restricted stock units vesting for the three months ended March 31, 2025.

Non-GAAP Supplemental Measures: NOI

NOI is a non-GAAP measure which includes the revenue and expense directly attributable to our office properties. NOI is calculated as rental and other revenues less property operating expenses.

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

Refer to Note 11 to our condensed consolidated financial statements for the revenue and expense items comprising NOI and a reconciliation of NOI to consolidated net income.

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $22.0 million of cash and cash equivalents and $14.6 million of restricted cash as of March 31, 2025.

On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months beginning in August 2025, at the Company’s option upon meeting certain conditions. The Company expects to pursue such an extension. On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Unsecured Credit Facility, reducing total authorized borrowings from $375 million to $325 million. As of March 31, 2025, of the $325 million total authorized borrowings, we had approximately $255.0 million outstanding under our Unsecured Credit Facility, $25.0 million outstanding under a term loan and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with certain investment banks acting as sales agents (the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). In the event that the Company elects to make sales under the ATM Program, the Company will file a prospectus supplement to the prospectus included in the Company's Registration Statement on Form S-3. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the three months ended March 31, 2025.

Following changes in property-level occupancy rates, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations. As of March 31, 2025, the lender for our mortgage borrowings at the SanTan property has elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. Further, under the terms of the loan modification and extension agreement at the FRP Ingenuity Drive property, signed in the second quarter of 2024, property cash flows from this property will be directed into lender-controlled restricted cash accounts through the maturity of the loan. For these two properties, the total restricted cash as of March 31, 2025 was $4.6 million.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of March 31, 2025, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2025	2026-2027	2028-2029	More than 5 years
Principal payments on indebtedness	$648,129	$308,420	$220,633	$119,076	$—
Interest payments (1)	53,108	22,949	24,520	5,639	—
Tenant-related commitments	12,052	12,052	—	—	—
Lease obligations	35,396	568	1,327	1,191	32,310
Total	$748,685	$343,989	$246,480	$125,906	$32,310

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at March 31, 2025. Contracted interest on our loans which we have applied interest rate swaps was calculated based on the swap fixing the SOFR component of the borrowing rates.

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

We currently consider our interest rate exposure to be moderate because as of March 31, 2025, approximately $533.1 million, or 82.3%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $115.0 million, or 17.7%, had variable interest rates. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $1.2 million increase to our annual interest costs on debt outstanding as of March 31, 2025 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $1.2 million decrease to our annual interest costs on debt outstanding as of March 31, 2025 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of March 31, 2025, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except for the one below. Any of those risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

We may engage in development or expansion projects or invest in new asset classes, which would subject us to additional risks that could negatively impact our operations.

We may engage in development or other expansion projects, which could subject us to additional or unforeseen costs and capital requirements or require us to obtain additional state and local permits. A decision by any governmental agency not to issue a required permit or substantial delays in the permitting process could cause us to incur penalties, delay us from receiving rental payments or result in us receiving reduced rental payments, or prevent us from pursuing the development or expansion project altogether. Additionally, any such new development or expansion project may not operate at designed capacity or may cost more to operate than we expect. The inability to successfully complete development expansion or other value-added projects or to complete them on a timely basis could adversely affect our business and results of operations.

We have and may continue to make investments and utilize transaction structures that are outside of our traditional business, including entering into new asset classes, such as our previously-announced plan to develop a condominium and mixed use tower in St. Petersburg, Florida, and entering into (or expanding our use of) new transaction structures, such as strategic co-investment ventures or joint ventures. We plan to invest and may continue to invest in new or different assets or enter into new transaction structures that may or may not be closely related to our current business and which could require new or additional processes, controls, systems and personnel. These new assets and transaction structures may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Such risks include:

•
When investing in new assets or transaction structures, we will be exposed to the risk that those assets or structures, or the income generated thereby, will affect our ability to meet the requirements to maintain our REIT status, or will subject us to additional regulatory requirements or limitations;
•
Our partners or investors may share certain approval rights over major decisions or have the ability to appoint persons to governing bodies;
•
Our partners or investors may seek to exit or redeem their investment, and may do so simultaneously, causing the venture to seek capital to satisfy these requests on less than optimal terms;
•
If our partners or investors fail to fund their share of any required capital contributions, then we may choose to contribute such capital or the venture may have to raise additional capital or incur indebtedness on less than optimal terms;
•
Our partners or investors may have economic or other business interests or goals that are inconsistent with our business interests or goals that would affect our ability to operate the venture and adversely impact our consolidated financial position or results of operations;
•
The governing agreements may restrict the transfer of an interest in the co-investment venture or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•
Our relationships with our partners or investors are likely to be contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, the venture may terminate or we may not continue to invest in or manage the assets underlying such relationships resulting in a decrease in our assets under management and a reduction in fee revenues; and
•
Disputes between us and our partners or investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable co-investment venture to additional risk.

If we are not able to successfully manage the risks associated with such new assets, it could have an adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CITY OFFICE REIT, INC.

Date: May 2, 2025	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Anthony Maretic
Anthony Maretic
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)