Form 10-Q
period 2025-06-30
City Office REIT, Inc.
filed 2025-07-31
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 28, 2025 was 40,363,640.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	June 30, 2025	December 31, 2024
Assets
Real estate properties
Land	$146,309	$190,372
Building and improvement	838,567	1,169,793
Tenant improvement	118,404	163,569
Furniture, fixtures and equipment	236	1,368
	1,103,516	1,525,102
Accumulated depreciation	(198,726)	(251,956)
	904,790	1,273,146
Cash and cash equivalents	18,264	18,886
Restricted cash	16,237	15,073
Rents receivable, net	40,472	52,311
Deferred leasing costs, net	21,643	25,291
Acquired lease intangible assets, net	25,423	34,631
Other assets	5,147	23,744
Assets held for sale	296,167	12,588
Total Assets	$1,328,143	$1,455,670
Liabilities and Equity
Liabilities:
Debt	$647,188	$646,972
Accounts payable and accrued liabilities	22,637	34,535
Deferred rent	5,265	7,010
Tenant rent deposits	5,241	7,257
Acquired lease intangible liabilities, net	4,069	6,301
Other liabilities	11,499	16,879
Liabilities related to assets held for sale	16,816	2,176
Total Liabilities	712,715	721,130
Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of June 30, 2025 and December 31, 2024	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,358,240 and 40,154,055 shares issued and outstanding as of June 30, 2025 and December 31, 2024	403	401
Additional paid-in capital	443,481	442,329
Retained earnings	60,901	179,838
Accumulated other comprehensive loss	(1,847)	(713)
Total Stockholders’ Equity	614,938	733,855
Non-controlling interests in properties	490	685
Total Equity	615,428	734,540
Total Liabilities and Equity	$1,328,143	$1,455,670
Subsequent Events (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental and other revenues	$42,343	$42,342	$84,602	$86,836
Operating expenses:
Property operating expenses	16,314	17,492	32,585	35,237
General and administrative	4,327	3,820	8,055	7,531
Depreciation and amortization	16,063	14,723	31,189	29,798
Impairment of real estate	102,229	—	102,229	—
Total operating expenses	138,933	36,035	174,058	72,566
Operating (loss)/income	(96,590)	6,307	(89,456)	14,270
Interest expense:
Contractual interest expense	(8,339)	(8,129)	(16,618)	(16,228)
Amortization of deferred financing costs and debt fair value	(380)	(343)	(734)	(661)
	(8,719)	(8,472)	(17,352)	(16,889)
Net loss on disposition of real estate property	—	(1,462)	—	(1,462)
Net loss	(105,309)	(3,627)	(106,808)	(4,081)
Less:
Net income attributable to non-controlling interests in properties	(57)	(125)	(228)	(260)
Net loss attributable to the Company	(105,366)	(3,752)	(107,036)	(4,341)
Preferred stock distributions	(1,855)	(1,855)	(3,710)	(3,710)
Net loss attributable to common stockholders	$(107,221)	$(5,607)	$(110,746)	$(8,051)
Net loss per common share:
Basic	$(2.66)	$(0.14)	$(2.75)	$(0.20)
Diluted	$(2.66)	$(0.14)	$(2.75)	$(0.20)
Weighted average common shares outstanding:
Basic	40,358	40,154	40,332	40,126
Diluted	40,358	40,154	40,332	40,126
Dividend distributions declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(105,309)	$(3,627)	$(106,808)	$(4,081)
Other comprehensive (loss)/income:
Unrealized cash flow hedge (loss)/gain	(421)	650	(1,007)	3,557
Amounts reclassified to interest expense	(79)	(1,131)	(158)	(2,249)
Other comprehensive (loss)/income	(500)	(481)	(1,165)	1,308
Comprehensive loss	(105,809)	(4,108)	(107,973)	(2,773)
Less:
Comprehensive income attributable to non-controlling interests in properties	(45)	(122)	(197)	(283)
Comprehensive loss attributable to the Company	$(105,854)	$(4,230)	$(108,170)	$(3,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance —December 31, 2024	4,480	$112,000	40,154	$401	$442,329	$179,838	$(713)	$733,855	$685	$734,540
Restricted stock award grants and vesting	—	—	204	2	249	(59)	—	192	—	192
Common stock dividend distribution declared	—	—	—	—	—	(4,036)	—	(4,036)	—	(4,036)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	24	24
Distributions	—	—	—	—	—	—	—	—	(161)	(161)
Net (loss)/income	—	—	—	—	—	(1,670)	—	(1,670)	171	(1,499)
Other comprehensive loss	—	—	—	—	—	—	(646)	(646)	(19)	(665)
Balance —March 31, 2025	4,480	$112,000	40,358	$403	$442,578	$172,218	$(1,359)	$725,840	$700	$726,540
Restricted stock award grants and vesting	—	—	—	—	903	(60)	—	843	—	843
Common stock dividend distribution declared	—	—	—	—	—	(4,036)	—	(4,036)	—	(4,036)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	35	35
Distributions	—	—	—	—	—	—	—	—	(290)	(290)
Net (loss)/income	—	—	—	—	—	(105,366)	—	(105,366)	57	(105,309)
Other comprehensive loss	—	—	—	—	—	—	(488)	(488)	(12)	(500)
Balance —June 30, 2025	4,480	$112,000	40,358	$403	$443,481	$60,901	$(1,847)	$614,938	$490	$615,428

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance —December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633
Restricted stock award grants and vesting	—	—	216	2	42	(45)	—	(1)	—	(1)
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(444)	(444)
Net (loss)/income	—	—	—	—	—	(589)	—	(589)	135	(454)
Other comprehensive income	—	—	—	—	—	—	1,763	1,763	26	1,789
Balance —March 31, 2024	4,480	$112,000	40,154	$401	$438,909	$214,709	$1,515	$767,534	$119	$767,653
Restricted stock award grants and vesting	—	—	—	—	1,139	(56)	—	1,083	—	1,083
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	442	442
Distributions	—	—	—	—	—	—	—	—	(104)	(104)
Net (loss)/income	—	—	—	—	—	(3,752)	—	(3,752)	125	(3,627)
Other comprehensive loss	—	—	—	—	—	—	(478)	(478)	(3)	(481)
Balance —June 30, 2024	4,480	$112,000	40,154	$401	$440,048	$205,031	$1,037	$758,517	$579	$759,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(106,808)	$(4,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,189	29,798
Amortization of deferred financing costs and debt fair value	734	661
Amortization of above and below market leases	30	(64)
Straight-line rent/expense	(351)	32
Non-cash stock compensation	1,757	2,154
Net loss on disposition of real estate property	—	1,462
Impairment of real estate	102,229	—
Changes in non-cash working capital:
Rents receivable, net	(1,016)	1,128
Other assets	(538)	(218)
Accounts payable and accrued liabilities	(1,286)	880
Deferred rent	(481)	(472)
Tenant rent deposits	(80)	422
Net Cash Provided By Operating Activities	25,379	31,702
Cash Flows to Investing Activities:
Additions to real estate properties	(20,295)	(11,570)
Net proceeds from sale of real estate property	13,574	—
Reduction of cash on disposition of real estate property	—	(2,477)
Deferred leasing costs	(4,771)	(4,647)
Net Cash Used In Investing Activities	(11,492)	(18,694)
Cash Flows to Financing Activities:
Debt issuance and extinguishment costs	(200)	(516)
Proceeds from borrowings	4,500	9,000
Repayment of borrowings	(4,769)	(8,645)
Dividend distributions paid to stockholders	(11,761)	(11,719)
Distributions to non-controlling interests in properties	(451)	(548)
Shares withheld for payment of taxes on restricted stock unit vesting	(723)	(1,072)
Contributions from non-controlling interests in properties	59	442
Net Cash Used In Financing Activities	(13,345)	(13,058)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	542	(50)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	33,959	43,392
Cash, Cash Equivalents and Restricted Cash, End of Period	$34,501	$43,342
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	18,264	28,005
Restricted Cash, End of Period	16,237	15,337
Cash, Cash Equivalents and Restricted Cash, End of Period	$34,501	$43,342
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,997	$16,434
Purchase of additions in real estate properties included in accounts payable	$3,511	$11,004
Purchase of deferred leasing costs included in accounts payable	$3,046	$1,874

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

The Company has elected to be taxed and expects to continue to operate in a manner that will allow it to continue to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Subject to qualification as a REIT, the Company will be permitted to deduct dividend distributions paid to its stockholders, eliminating the U.S. federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and, for years prior to 2018, any applicable alternative minimum tax.

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

Assets Held for Sale

On June 18, 2025, the Company entered into a purchase and sale agreement (the “Phoenix Sale Agreement”) to sell Block 23, Pima Center, 5090 N 40th St, SanTan, Papago Tech, The Quad, and Camelback Square (the “Phoenix Portfolio”) for $296.0 million, which excludes closing costs and credits. The Company determined that the Phoenix Portfolio met the criteria for classification as held for sale as of June 30, 2025. Upon classification as held for sale, the Company recognized an impairment of $102.2 million to lower the carrying amount of the Phoenix Portfolio to its estimated fair value less cost to sell. Refer to “Impairment of Real Estate” below. As of June 30, 2025, the Company had received an initial deposit of $2.0 million, which was recorded in restricted cash along with a corresponding liability in other liabilities on the Company’s condensed consolidated balance sheets. Subsequent to June 30, 2025, the Company received an additional deposit of $18.0 million and upon receipt, the total of the two deposits became non-refundable. The sale is subject to customary closing conditions and the sale of Block 23 and Pima Center are separately subject to the successful reassignment of their respective ground leases.

The properties were classified as held for sale as of June 30, 2025 (in thousands):

Phoenix Portfolio	June 30, 2025
Real estate properties, net	$261,507
Deferred leasing costs, net	5,801
Acquired lease intangibles assets, net	3,277
Rents receivable, prepaid expenses and other assets	25,582
Assets held for sale	$296,167
Acquired lease intangibles liability, net	1,081
Accounts payable, accrued liabilities, deferred rent, tenant rent deposits, and other liabilities	15,735
Liabilities related to assets held for sale	$16,816

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
As of December 31, 2024, the Company had received a deposit of $0.3 million, which was recorded in restricted cash along with a corresponding liability in other liabilities on the Company’s condensed consolidated balance sheets. On January 14, 2025, the Company completed the sale of the Superior Pointe property.

The property was classified as held for sale as of December 31, 2024 (in thousands):

Superior Pointe	December 31, 2024
Real estate properties, net	$10,637
Deferred leasing costs, net	382
Rents receivable, prepaid expenses and other assets	1,569
Assets held for sale	$12,588
Accounts payable, accrued liabilities, deferred rent, tenant rent deposits, and other liabilities	2,176
Liabilities related to assets held for sale	$2,176

Impairment of Real Estate

During the three and six months ended June 30, 2025, the Company recognized an impairment of real estate of $102.2 million to lower the carrying amount of the Phoenix Portfolio to its estimated fair value less cost to sell.

There was no impairment of real estate during the six months ended June 30, 2024.

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of June 30, 2025 and December 31, 2024 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
June 30, 2025	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,507	$51,716	$23,017	$89,240	$(9,924)	$(138)	$(10,062)
Accumulated amortization	(9,657)	(38,970)	(15,190)	(63,817)	5,931	62	5,993
	$4,850	$12,746	$7,827	$25,423	$(3,993)	$(76)	$(4,069)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2024	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$16,596	$69,760	$30,987	$117,343	$(14,294)	$(138)	$(14,432)
Accumulated amortization	(10,584)	(51,893)	(20,235)	(82,712)	8,071	60	8,131
	$6,012	$17,867	$10,752	$34,631	$(6,223)	$(78)	$(6,301)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2025	$2,648
2026	4,986
2027	4,019
2028	3,468
2029	2,624
Thereafter	3,609
$21,354

5. Debt

The following table summarizes the indebtedness as of June 30, 2025 and December 31, 2024 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 6:

Property	June 30, 2025	December 31, 2024	Interest Rate as of June 30, 2025 (1)		Maturity
Unsecured Credit Facility (2)(3)	$257,500	$255,000	SOFR + 1.50%	(1)(2)	November 2025	(2)
Term Loan (3)	25,000	25,000	6.00%	(3)	January 2026
Mission City	44,633	45,095	3.78%		November 2027
Circle Point	37,816	38,109	4.49%		September 2028
Canyon Park (4)	37,760	38,159	4.30%		March 2027
The Quad (11)	30,600	30,600	4.20%		September 2028
SanTan (5)(11)	30,396	30,773	4.56%		March 2027
Intellicenter (6)	29,708	30,042	4.65%		October 2025
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection	25,525	25,736	7.05%	(7)	August 2028
Greenwood Blvd (8)	20,077	20,299	6.34%	(8)	May 2028
AmberGlen	20,000	20,000	3.69%		May 2027
5090 N. 40th St (11)	19,676	19,912	3.92%		January 2027
Central Fairwinds	15,379	15,497	7.68%	(9)	June 2029
FRP Ingenuity Drive (10)	14,096	14,096	4.44%		December 2026
Carillon Point	14,079	14,196	7.05%	(7)	August 2028
Total Principal	649,245	649,514
Deferred financing costs, net	(2,057)	(2,542)
Total	$647,188	$646,972

(1)
As of June 30, 2025, the daily-simple Secured Overnight Financing Rate (“SOFR”) was 4.45%.
(2)
Borrowings under our unsecured credit facility (the “Unsecured Credit Facility”) bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. On February 9, 2023, the Company entered into a three-year interest rate swap for a notional amount of $140 million, effective March 8, 2023, effectively fixing the SOFR component of the borrowing rate for $140 million of the Unsecured Credit Facility at 4.19%. As of June 30, 2025, the Unsecured Credit Facility had $257.5 million drawn and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months at the Company’s option 90 days prior to maturity, provided there is no event of default, the Company affirms the representations and warranties set forth in the Amended and Restated Credit Agreement, dated November 16, 2021 for the Unsecured Credit Facility (the Amended and Restated Credit Agreement”), and the Company pays the extension fee. The Unsecured Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
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
(5)
In the second quarter of 2023, the Debt Service Coverage Ratio (“DSCR”) and debt yield covenants for SanTan were not met, which triggered a ‘cash-sweep period’ that began in the second quarter of 2023. As of June 30, 2025, the DSCR and debt yield covenants were still not met. As of June 30, 2025 and December 31, 2024, total restricted cash for the property was $0.7 million and $1.6 million, respectively.
(6)
In April 2025, a 'cash-sweep period' began at the Intellicenter property following the DSCR covenant not being met. As of June 30, 2025, total restricted cash for the property was $1.4 million.
(7)
The FRP Collection and Carillon Point loans bear interest at a rate equal to the daily-simple SOFR rate plus a margin of 275 basis points. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term via interest rate swaps at 4.30%.
(8)
On May 28, 2025, the Company entered into an amended and restated loan agreement for Greenwood Blvd, extending the term for an additional three years and amending the interest rate from fixed to floating. The loan bears interest at a rate equal to the daily-simple SOFR rate plus a margin of 250 basis points. The Company also entered into a three-year interest rate swap agreement, effectively fixing the SOFR component of the borrowing rate of the loan at 3.84%.

(9)
The Central Fairwinds loan bears interest at a rate equal to the daily-simple SOFR rate plus a margin of 325 basis points. The SOFR component of the borrowing rate is effectively fixed for the remainder of the five-year term via an interest rate swap at 4.43%.
(10)
Under the terms of the FRP Ingenuity Drive loan modification and extension agreement signed in the second quarter of 2024, the property will be in a ‘cash-sweep period’ which will continue through the maturity of the loan. As of June 30, 2025 and December 31, 2024, total restricted cash for the property was $1.4 million and $3.6 million, respectively.
(11)
On June 18, 2025, the Company entered into a purchase and sale agreement to sell the Phoenix Portfolio which includes 5090 N 40th St, SanTan and The Quad. The mortgage loans associated with these properties are expected to be repaid upon the closing of the transaction.

The scheduled principal repayments of indebtedness as of June 30, 2025, without consideration of extension options, are as follows (in thousands):

2025	$289,650
2026	44,267
2027	177,104
2028	123,733
2029	14,491
Thereafter	—
$649,245

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

In May 2025, the Company entered into an interest rate swap at Greenwood Blvd for an initial notional amount of $20.1 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 3.84% for the three-year term. The notional amount of the interest rate swap amortizes over the term consistent with the balance of the corresponding loan.

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

The following table summarizes the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024 (in thousands):

				Fair Value Assets/(Liabilities)
	Notional Value June 30, 2025	Effective Date	Maturity Date	June 30, 2025	December 31, 2024
Interest Rate Swap	$25,000	January 2023	January 2026	$29	$50
Interest Rate Swap	140,000	March 2023	November 2025	18	(75)
Interest Rate Swap	25,525	August 2023	August 2028	(700)	(275)
Interest Rate Swap	14,079	August 2023	August 2028	(386)	(152)
Interest Rate Swap	15,379	May 2024	June 2029	(600)	(284)
Interest Rate Swap	20,077	May 2025	May 2028	(261)	—
	$240,060			$(1,900)	$(736)

For the six months ended June 30, 2025, approximately $0.2 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty. For the six months ended June 30, 2024, approximately $2.2 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty.

Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loans payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $285.2 million and $301.8 million (compared to a carrying value of $291.7 million and $314.1 million) as of June 30, 2025 and December 31, 2024, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreements

During the six months ended June 30, 2025 and 2024, the Company earned $0.1 million and $0.1 million, respectively, in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.

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

The Company recognized fixed and variable lease payments for operating leases for the three and six months ended June 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed payments	$37,079	$36,042	$73,525	$73,634
Variable payments	5,194	6,237	10,788	13,015
	$42,273	$42,279	$84,313	$86,649

The Company ceased recognizing rental lease income with respect to the Cascade Station property on the deconsolidation of the entity on June 27, 2024. Refer to Note 3 for further details.

Future minimum lease payments to be received by the Company as of June 30, 2025 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2025	$63,602
2026	124,214
2027	106,555
2028	93,759
2029	73,689
Thereafter	149,157
$610,976

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.

Lessee Accounting

As a lessee, the Company has ground and office leases which are classified as operating and financing leases. Leases at properties classified as held for sale as at June 30, 2025 have been excluded from the following disclosures. Refer to Note 3 for further details. As of June 30, 2025, the Company's leases had remaining terms of one to 11 years and a weighted average remaining lease term of 10 years. Right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheets as follows (in thousands):

	June 30, 2025	December 31, 2024
Right-of-use asset – operating leases	$1,692	$10,101
Lease liability – operating leases	$1,661	$8,286
Right-of-use asset – financing leases	$—	$9,593
Lease liability – financing leases	$—	$1,637

Lease liabilities are measured at the commencement date based on the present value of future lease payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 5.0% in determining its lease liabilities. The discount rates were derived from the Company’s assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments.

Right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2025 for the next five years and thereafter are as follows (in thousands):

Operating Leases
2025	$163
2026	310
2027	173
2028	173
2029	173
Thereafter	1,098
Total future minimum lease payments	2,090
Discount	(429)
Total	$1,661

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of June 30, 2025, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

10. Stockholders’ Equity

Share Repurchase Plan

On May 4, 2023, the Company's Board of Directors (the “Board of Directors”) approved a share repurchase plan (“Repurchase Program”) authorizing the Company to repurchase up to $50 million of its outstanding shares of common stock or Series A Preferred Stock. Under the share repurchase program, the shares may be repurchased from time to time using a variety of methods, which may include open market transactions, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements.

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

There were no shares repurchased during the six months ended June 30, 2025 and 2024.

Common Stock and Common Unit Distributions

On June 13, 2025, the Board of Directors approved and the Company declared a cash dividend distribution of $0.10 per common share for the quarterly period ended June 30, 2025. The dividend was paid subsequent to quarter end on July 24, 2025 to common stockholders and common unitholders of record as of the close of business on July 10, 2025, resulting in an aggregate payment of $4.0 million.

Preferred Stock Distributions

On June 13, 2025, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended June 30, 2025. The dividend was paid subsequent to quarter end on July 24, 2025 to the holders of record of Series A Preferred Stock as of the close of business on July 10, 2025.

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

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2025:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2024	588,089	629,840
Granted	292,261	275,701
Issuance of dividend equivalents	11,624	—
Vested	(290,979)	(90,000)
Outstanding at March 31, 2025	600,995	815,541
Issuance of dividend equivalents	12,075	—
Outstanding at June 30, 2025	613,070	815,541

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and six months ended June 30, 2024:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2023	451,741	424,888
Granted	324,414	324,952
Issuance of dividend equivalents	8,290	—
Vested	(228,747)	(120,000)
Outstanding at March 31, 2024	555,698	629,840
Issuance of dividend equivalents	12,161	—
Outstanding at June 30, 2024	567,859	629,840

During the six months ended June 30, 2025 and June 30, 2024, the Company granted the following restricted stock unit awards (“RSU Awards”) and Performance RSU Awards to directors, executive officers and certain non-executive employees:

	Units Granted			Weighted Average Grant
	RSUs	Performance RSUs	Fair Value (in thousands)	Fair Value Per Share
2025	292,261	275,701	$2,874	$5.06
2024	324,414	324,952	3,539	5.45

The RSU Awards are contractually scheduled to vest in three equal, annual installments on each of the first three anniversaries of the date of grant. The Performance RSU Awards are contractually scheduled to vest on the last day of the Measurement Period.

During the three months ended June 30, 2025 and June 30, 2024, the Company recognized net compensation expense for the RSU Awards and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2025	$417	$426	$843
2024	642	441	1,083

During the six months ended June 30, 2025 and June 30, 2024, the Company recognized net compensation expense for the RSU Awards and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2025	$899	$858	$1,757
2024	1,284	870	2,154

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

The CODM use both consolidated net income and net operating income (“NOI”) as the profit or loss measures to evaluate the performance of our operating segment and allocate resources. Refer to the accompanying condensed consolidated statements of operations for the presentation of consolidated net loss for the three and six months ended June 30, 2025 and 2024. NOI is a measure which includes the revenues and certain expenses directly attributable to our office properties. NOI is defined as rental and other revenues less property operating expenses. NOI is used by the CODM to make operating decisions as we believe it provides information useful in understanding the core operations and operating performance of our portfolio. Total assets are not utilized by the CODM to assess performance.

The following table presents segment NOI for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental and other revenues	$42,343	$42,342	$84,602	$86,836
Property operating expenses	16,314	17,492	32,585	35,237
Segment net operating income	$26,029	$24,850	$52,017	$51,599

Presented below is a reconciliation of the reportable segment NOI to the consolidated net loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment net operating income	$26,029	$24,850	$52,017	$51,599
General and administrative	(4,327)	(3,820)	(8,055)	(7,531)
Depreciation and amortization	(16,063)	(14,723)	(31,189)	(29,798)
Impairment of real estate	(102,229)	—	(102,229)	—
Contractual interest expense	(8,339)	(8,129)	(16,618)	(16,228)
Amortization of deferred financing costs and debt fair value	(380)	(343)	(734)	(661)
Net loss on disposition of real estate property	—	(1,462)	—	(1,462)
Consolidated net loss	$(105,309)	$(3,627)	$(106,808)	$(4,081)

12. Subsequent Events

On July 23, 2025, the Company entered into a definitive merger agreement (the “Merger Agreement”) with MCME Carell Holdings, LP and MCME Carell Merger Sub, LLC (collectively, “MCME Carell” or the “Buyer”) under which, subject to the satisfaction of the conditions set forth in the Merger Agreement, MCME Carell will acquire (other than shares owned by the Buyer, the Company or their respective affiliates) all of the issued and outstanding shares of the Company for $7.00 per share of common stock in cash (the “Transaction” or “Merger”). The Transaction is subject to the satisfaction of a number of customary closing conditions more thoroughly described in the Merger Agreement, including the approval of the Company's shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This Report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hypothetical,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the Phoenix Sale Agreement;
•
the outcome of any legal proceedings that may be instituted against the Company and others following the announcement of the Merger Agreement;
•
the inability to complete the proposed Merger due to the failure to satisfy the conditions to the Merger, including obtaining the approval of the Company's shareholders and other closing conditions more fully described in the Merger Agreement;
•
risks that the proposed Merger disrupts current plans and operations of the Company;
•
potential difficulties in employee retention as a result of the proposed Merger;
•
legislative, regulatory and economic developments;
•
risks related to disruption of management's attention from the Company's ongoing business operations due to the proposed merger;
•
our inability to successfully realize all of the expected benefits of the Merger or that such benefits may take longer to realize than expected;
•
our inability to successfully complete our pending disposition of our Phoenix Portfolio on the terms and timing we expect, or at all;
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
•
the extent to which “work-from-home” and hybrid work policies impact long-term office space demand;
•
the extent to which artificial intelligence use impacts long-term office space demand;
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
•
availability of qualified personnel;
•
the possibility that we may have to recognize any additional impairment charges under ASC 360 in the future;
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

On July 23, 2025, the Company entered into a Merger Agreement with MCME Carell under which, subject to the satisfaction of the conditions set forth in the Merger Agreement, MCME Carell will acquire (other than shares owned by the Buyer, the Company or their respective affiliates) all of the issued and outstanding shares of the Company for $7.00 per share of common stock in cash. The Transaction is subject to the satisfaction of a number of customary closing conditions more thoroughly described in the

Merger Agreement, including the approval of the Company's shareholders. The Merger Agreement is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 24, 2025.

Revenue Base

As of June 30, 2025, we owned 22 properties comprised of 54 office buildings with a total of approximately 5.4 million square feet of net rentable area (“NRA”). As of June 30, 2025, our properties were approximately 82.5% leased.

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

Work-From-Home Trends

Our business has been impacted by tenant uncertainty regarding office space needs given the evolving remote and hybrid working trends. In addition, we are monitoring potential demand impacts from increased usage of artificial intelligence, which may decrease employment and therefore decrease use of office space. Usage of our assets in the near future depends on corporate and individual decisions regarding return to usage of office space, which is impossible to estimate. As of June 30, 2025, 13.2% of NRA under our portfolio was vacant, when excluding committed leases, as compared to 12.7% as of June 30, 2024.

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

On April 14, 2025, we announced our intention, subject to a variety of conditions, to enter into a joint venture that would result in us having an ownership interest in a condominium development in St. Petersburg, Florida. Although we intend to continue to focus on owning office properties in growth markets predominantly in the Sun Belt, we will continue to evaluate a broad array of potential opportunities that we believe could maximize shareholder value.

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of June 30, 2025, the operating properties in our portfolio were 82.5% leased, with 3.6% of our leases scheduled to expire over the remainder of the calendar year, without regard to renewal options. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants, and in the normal course of business we do not typically waive these rent escalation provisions. Certain leases contain termination provisions which permit the tenant to terminate the arrangement generally upon payment of a termination fee, which we believe acts as a deterrent to cancelling the lease. These early termination provisions applied to approximately 16.7% of the NRA in our portfolio as of June 30, 2025. In 2025, no tenant has exercised an early termination provision. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. General Services Administration (“GSA”) tenants represent approximately 4.0% of the base rental revenue from our properties as of June 30, 2025, with all federal or state governmental agencies representing 6.0%. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of high interest rates and the fluctuating likelihood of a U.S. recession, that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Leasing Activity

The following table presents our leasing activity for the three months ended June 30, 2025.

Three Months Ended June 30, 2025 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing
Square Feet (000's)	163	192	355
Average Effective Rents per Square Foot	$31.45	$33.02	$32.30
Tenant Improvements per Square Foot	$49.18	$7.05	$26.38
Leasing Commissions per Square Foot	$20.10	$8.79	$13.98
% Change in Renewal Cash Rent vs. Expiring		4.9%
Retention Rate %		49%

Our Properties

As of June 30, 2025, we owned 22 properties comprised of 54 office buildings with a total of approximately 5.4 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of June 30, 2025.

Metropolitan Area	Property	Year of Construction	Economic Interest	NRA (000’s Square Feet)	In Place Occupancy	Annualized Average Effective Rent per Square Foot(1)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(2)	Annualized Base Rent(3) ($000’s)
Tampa, FL	Park Tower	1973	94.8%	481	92.3%	$29.31	$29.92	$29.92	$13,302
(19.4% of NRA)	City Center	1984	95.0%	241	77.0%	$34.06	$34.96	$34.96	$6,478
	Intellicenter	2008	100.0%	204	76.1%	$24.31	$26.46	$26.46	$4,100
	Carillon Point	2007	100.0%	124	100.0%	$30.40	$31.78	$31.78	$3,947
Denver, CO	Denver Tech	1997; 1999	100.0%	381	78.4%	$23.08	$24.01	$32.83	$7,174
(12.1%)	Circle Point	2001	100.0%	272	92.9%	$20.22	$21.24	$36.90	$5,375
Orlando, FL	Florida Research Park	1999	96.6%	398	94.8%	$26.31	$27.21	$28.68	$10,249
(13.3%)	Central Fairwinds	1982	97.0%	168	87.3%	$27.87	$29.59	$29.59	$4,346
	Greenwood Blvd	1997	100.0%	155	57.2%	$25.20	$25.74	$25.74	$2,284
Raleigh, NC	Bloc 83	2019; 2021	100.0%	493	94.6%	$41.25	$40.18	$40.53	$18,750
(9.1%)
Dallas, TX	The Terraces	2017	100.0%	173	85.6%	$39.00	$39.22	$59.72	$5,796
(5.2%)	2525 McKinnon	2003	100.0%	111	45.9%	$29.83	$31.09	$50.09	$1,590
San Diego, CA	Mission City	1990-2007	100.0%	281	95.6%	$39.27	$40.97	$40.97	$11,020
(5.2%)
Seattle, WA	Canyon Park	1993; 1999	100.0%	207	100.0%	$22.31	$25.32	$31.32	$5,235
(3.8%)
Portland, OR	AmberGlen	1984-1998	76.0%	203	59.4%	$25.44	$27.70	$27.70	$3,350
(3.8%)
Total / Weighted Average - Excluding Assets Held for Sale(4)				3,892	85.7%	$29.96	$30.88	$34.65	$102,996
Phoenix, AZ	Block 23(5)	2019	100.0%	307	89.0%	$27.66	$29.65	$33.16	$7,383
(28.1%)	Pima Center	2006-2008	100.0%	272	60.8%	$28.28	$30.06	$30.06	$4,965
	SanTan	2000-2003	100.0%	267	55.8%	$32.98	$34.36	$34.36	$5,110
	5090 N 40th St	1988	100.0%	173	75.1%	$33.80	$36.34	$36.34	$4,726
	Camelback Square	1978	100.0%	174	77.6%	$36.47	$39.40	$39.40	$5,316
	The Quad	1982	100.0%	163	89.4%	$32.98	$34.85	$35.20	$5,080
	Papago Tech	1993-1995	100.0%	163	79.2%	$25.43	$26.96	$26.96	$3,473
Total / Weighted Average - June 30, 2025(4)				5,411	82.5%	$30.13	$31.32	$34.36	$139,049

(1)
Annualized Average Effective Rent accounts for the impact of straight-line rent adjustments, including the amortization of rent escalations and base rent concessions (e.g., free rent abatements) contained in the lease. The square foot result per property is calculated by multiplying (i) Average Effective Rent for the month ended June 30, 2025 by (ii) 12, divided by the occupied square footage in that period.
(2)
Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(3)
Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended June 30, 2025 by (ii) 12.
(4)
Averages weighted based on the property’s NRA, adjusted for occupancy.
(5)
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

Conditions in Our Markets

Positive or negative changes in economic or other conditions in the markets we operate in, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance. While we generally expect the trend of positive population and economic growth in our Sun Belt cities to continue, there is no way for us to predict whether these trends will continue, especially in light of inflation and elevated interest rates as well as potential changes in tax policy, trade policy, immigration policy, fiscal policy and monetary policy. It is uncertain and impossible to estimate the potential impact that the work-from-home trend or the effects of widespread use of artificial intelligence will have on the short- and long-term demand for office space in our markets.

Critical Accounting Policies and Estimates

The interim condensed consolidated financial statements follow the same policies and procedures as outlined in the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

Rental and Other Revenues. Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues remained relatively flat at $42.3 million for the three months ended June 30, 2025 and 2024. Revenue increased at Greenwood Blvd by $0.9 million mainly due to termination fee income recognized during the period. Revenue also increased year over year at Bloc 83 and Mission City by $0.6 million and $0.4 million, respectively, due to higher occupancy. Offsetting these increases, revenue decreased year over year due to the dispositions and tenant departures at Superior Pointe in January 2025 and Cascade Station in June 2024 which reduced revenue by $0.9 million and $0.4 million, respectively. Revenue also decreased at 2525 McKinnon and AmberGlen by $0.5 million and $0.5 million, respectively, due to lower occupancy at the properties compared to the prior year. The remaining properties’ rental and other revenues were marginally higher in comparison to the prior year period.

Operating Expenses

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses decreased $1.2 million, or 7%, to $16.3 million for the three months ended June 30, 2025, from $17.5 million for the three months ended June 30, 2024. The disposition of Superior Pointe in January 2025 and Cascade Station in June 2024 decreased property operating expenses by $0.6 million and $0.3 million, respectively. The remaining property operating expenses were $0.3 million lower in comparison to the prior period primarily due to lower property taxes.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our employees and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.5 million, or 13%, to $4.3 million for the three months ended June 30, 2025, from $3.8 million reported in the prior year period. General and administrative expenses increased primarily due to $0.7 million in legal expenses related to transaction costs.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 9%, to $16.1 million for the three months ended June 30, 2025, from $14.7 million reported in the prior year period. Greenwood Blvd and Florida Research Park's Ingenuity Drive increased by $0.9 million and $0.4 million, respectively, due to higher amortization of tenant-related assets. The increase at Greenwood Blvd was due to accelerated amortization of tenant-related assets recorded in the current year associated with an early lease termination at the property. Offsetting these increases, the dispositions of Superior Pointe in January 2025 and Cascade Station in June 2024 decreased depreciation and amortization expense by $0.3 million and $0.2 million, respectively. The remaining properties’ depreciation expenses were $0.6 million higher in comparison to the prior year period.

Impairment of Real Estate. Impairment of real estate was $102.2 million for the three months ended June 30, 2025 compared to nil in the prior year period. The impairment was related to the write down of the carrying amount of the Phoenix Portfolio, which was classified as held for sale as of June 30, 2025, to estimated fair value less cost to sell.

Other Expense (Income)

Interest Expense. Interest expense increased $0.2 million, or 3%, to $8.7 million for the three months ended June 30, 2025, from $8.5 million for the three months ended June 30, 2024. Higher interest rates on the refinance of the Central Fairwinds property in May 2024 resulted in $0.1 million higher interest expense year over year. Offsetting this increase, the disposition of Cascade Station in June 2024 decreased interest expense by $0.2 million. The remaining properties’ interest expenses were $0.3 million higher in comparison to the prior year period.

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

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

Rental and Other Revenues. Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $2.2 million, or 3%, to $84.6 million for the six months ended June 30, 2025 compared to $86.8 million for the six months ended June 30, 2024. Revenue decreased year over year due to the dispositions and tenant departures at Superior Pointe in January 2025 and Cascade Station in June 2024 which reduced revenue by $1.6 million and $1.0 million, respectively. Revenue also decreased at 2525 McKinnon and Intellicenter by $1.0 million and $0.4 million, respectively, due to lower occupancy at the properties compared to the prior year. Revenue also decreased at Block 23 and The Terraces by $1.1 million and $0.6 million, respectively, largely due to the downsize of WeWork resulting in a termination fee received in the prior period and lower income in the current period at those properties. Offsetting these decreases, revenue increased year over year at Bloc 83, Mission City and Florida Research Park’s Ingenuity Drive by $1.1 million, $0.8 million and $0.5 million, respectively, due to higher occupancy. Further, revenue increased at Greenwood Blvd by $0.9 million mainly due to termination fee income recognized during the period. The remaining properties’ rental and other revenues were marginally higher in comparison to the prior year period.

Operating Expenses

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses decreased $2.6 million, or 8%, to $32.6 million for the six months ended June 30, 2025, from $35.2 million for the six months ended June 30, 2024. The disposition of Superior Pointe in January 2025 and Cascade Station in June 2024 decreased property operating expenses by $1.0 million and $0.5 million, respectively. Property taxes decreased across the portfolio by $1.5 million, excluding the dispositions noted above, in comparison to the prior year as property tax accruals were lower in the first half of 2025 as compared to the first half of 2024. In 2024, the final property tax assessments received at year end were lower than accrued in the first half of 2024. The remaining property operating expenses were marginally higher in comparison to the prior period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our employees and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.6 million, or 7%, to $8.1 million for the six months ended June 30, 2025, from $7.5 million reported in the prior year period. General and administrative expenses increased primarily due to $0.7 million in legal expenses related to transaction costs.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 5%, to $31.2 million for the six months ended June 30, 2025, from $29.8 million reported in the prior year period. Greenwood Blvd and Florida Research Park's Ingenuity Drive increased by $1.0 million and $0.5 million, respectively, due to higher amortization of tenant-related assets. The increase at Greenwood Blvd was due to accelerated amortization of tenant-related assets recorded in the current year associated with an early lease termination at the property. Offsetting these increases, the dispositions of Superior Pointe in January 2025 and Cascade Station in June 2024 decreased depreciation and amortization expense by $0.6 million and $0.4 million, respectively. The remaining properties’ depreciation expenses were $0.9 million higher in comparison to the prior year period.

Impairment of Real Estate. Impairment of real estate was $102.2 million for the six months ended June 30, 2025 compared to nil in the prior year period. The impairment was related to the write down of the carrying amount of the Phoenix Portfolio, which was classified as held for sale as of June 30, 2025, to estimated fair value less cost to sell.

Other Expense (Income)

Interest Expense. Interest expense increased $0.5 million, or 3%, to $17.4 million for the six months ended June 30, 2025, from $16.9 million for the six months ended June 30, 2024. Higher interest rates on the refinance of the Central Fairwinds property in May 2024 resulted in $0.3 million higher interest expense. Offsetting this increase, the disposition of Cascade Station in June 2024 decreased interest expense by $0.4 million. The remaining properties’ interest expenses were $0.6 million higher in comparison to the prior year period.

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

Cash Flows

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

Cash, cash equivalents and restricted cash were $34.5 million and $43.3 million as of June 30, 2025 and June 30, 2024, respectively.

Cash flow from operating activities. Net cash provided by operating activities decreased by $6.3 million to $25.4 million for the six months ended June 30, 2025 compared to $31.7 million for the six months ended June 30, 2024. The decrease was primarily attributable to changes in working capital.

Cash flow to investing activities. Net cash used in investing activities decreased by $7.2 million to $11.5 million for the six months ended June 30, 2025 compared to $18.7 million for the six months ended June 30, 2024. The decrease in net cash used in investing activities was primarily attributable to the sale of Superior Pointe in the current year for proceeds of $11.6 million. This decrease was partially offset by an increase in additions to real estate properties for the six months ended June 30, 2025.

Cash flow to financing activities. Net cash used in financing activities increased by $0.2 million to $13.3 million for the six months ended June 30, 2025 compared to $13.1 million for the six months ended June 30, 2024. The increase in net cash used in financing activities was primarily attributable to lower net proceeds from borrowings for the six months ended June 30, 2025.

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

Refer to Note 11 to our condensed consolidated financial statements for the revenue and expense items comprising NOI. Presented below is a reconciliation of the reportable segment NOI to the consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment net operating income	$26,029	$24,850	$52,017	$51,599
General and administrative	(4,327)	(3,820)	(8,055)	(7,531)
Depreciation and amortization	(16,063)	(14,723)	(31,189)	(29,798)
Impairment of real estate	(102,229)	—	(102,229)	—
Contractual interest expense	(8,339)	(8,129)	(16,618)	(16,228)
Amortization of deferred financing costs and debt fair value	(380)	(343)	(734)	(661)
Net loss on disposition of real estate property	—	(1,462)	—	(1,462)
Consolidated net loss	$(105,309)	$(3,627)	$(106,808)	$(4,081)

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $18.3 million of cash and cash equivalents and $16.2 million of restricted cash as of June 30, 2025.

On March 15, 2018, the Company entered into a credit agreement for the Unsecured Credit Facility that provided for commitments of up to $250 million. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Unsecured Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Unsecured Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. The Unsecured Credit Facility matures in November 2025 and may be extended by 12 months beginning in August 2025, at the Company’s option upon meeting certain conditions. The Company expects to pursue such an extension. On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Unsecured Credit Facility, reducing total authorized borrowings from $375 million to $325 million. As of June 30, 2025, of the $325 million total authorized borrowings, we had approximately $257.5 million outstanding under our Unsecured Credit Facility, $25.0 million outstanding under a term loan and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.

On May 28, 2025, the Company entered into an amended and restated loan agreement for Greenwood Blvd, extending the term for an additional three years and amending the interest rate from fixed to floating. The loan bears interest at a rate equal to the daily-simple SOFR rate plus a margin of 250 basis points. The Company also entered into a three-year interest rate swap agreement, effectively fixing the SOFR component of the borrowing rate of the loan at 3.84%.

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with certain investment banks acting as sales agents (the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). In the event that the Company elects to make sales under the ATM Program, the Company will file a prospectus supplement to the prospectus included in the Company's Registration Statement on Form S-3. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the six months ended June 30, 2025.

Following changes in property-level occupancy rates, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations. As of June 30, 2025, the lenders for our mortgage borrowings at the SanTan and Intellicenter properties have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. Further, under the terms of the loan modification and extension agreement at the FRP Ingenuity Drive property, signed in the second quarter of 2024, property cash flows from this property will be directed into lender-controlled restricted cash accounts through the maturity of the loan. For these three properties, the total restricted cash as of June 30, 2025 was $3.5 million.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of June 30, 2025, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2025	2026-2027	2028-2029	More than 5 years
Principal payments on indebtedness	$649,245	$289,650	$221,371	$138,224	$—
Interest payments (1)	48,226	15,002	27,031	6,193	—
Tenant-related commitments	15,055	15,055	—	—	—
Lease obligations	2,090	163	483	346	1,098
Total	$714,616	$319,870	$248,885	$144,763	$1,098

(1)
Contracted interest on the floating rate borrowings under our Unsecured Credit Facility was calculated based on the balance and interest rate at June 30, 2025. Contracted interest on our loans which we have applied interest rate swaps was calculated based on the swap fixing the SOFR component of the borrowing rates.

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

We currently consider our interest rate exposure to be moderate because as of June 30, 2025, approximately $531.7 million, or 81.9%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $117.5 million, or 18.1%, had variable interest rates. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $1.2 million increase to our annual interest costs on debt outstanding as of June 30, 2025 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility. A 1% decrease in SOFR would result in a $1.2 million decrease to our annual interest costs on debt outstanding as of June 30, 2025 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Unsecured Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of June 30, 2025, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

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

The announcement and pendency of the Merger Agreement could have an adverse effect on our business, financial condition and results of operations

The announcement and pendency of the Merger could cause disruption in our business, including the potential loss or disruption of commercial relationships prior to the completion of the Merger. For example, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may adversely affect our ability to attract and retain key personnel during the pendency of the Merger.

The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in the ordinary course of business pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business prior to completion of the Merger. Due to these operating restrictions, during the pendency of the Merger Agreement we may be unable to pursue strategic transactions, undertake significant capital projects, undertake certain financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement also contains provisions that limit our ability to pursue alternatives to the Merger and that could discourage a potential competing acquirer of us from making a favorable alternative transaction proposal. In addition, matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time and attention. We have also incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover.

Completion of the Merger is subject to the satisfaction or waiver of certain conditions.

Completion of the Merger is subject to the satisfaction or waiver of certain conditions, including, among other things, (a) the affirmative vote of at least a majority of the outstanding shares of Common Stock entitled to vote at the shareholders’ meeting in favor of adopting the Merger Agreement and approving the Merger; (b) the absence of any law, injunction, judgment, order, decree or ruling restraining or prohibiting consummation of the Merger; (c) the receipt of certain third party consents; (d) the receipt of consents from the applicable third parties relating to certain ground leases required under the Phoenix Sale Agreement and the sale of the Phoenix

Portfolio shall have been consummated pursuant to and in accordance with the Phoenix Sale Agreement; (e) the delivery of a written tax opinion to the effect that, as of December 31, 2014 until the Merger effective time, the Company has been organized and operated in accordance with the requirements for qualification and taxation as a REIT; and (f) no event of default that is incapable of being cured or capable of being cured but still continuing shall have occurred and be continuing under certain of the Company’s loan documents. Each party’s obligation to consummate the Merger is also subject to certain additional conditions, which include the accuracy of the other party’s representations and warranties (subject to materiality qualifiers) and the other party’s compliance with its covenants and obligations in all material respects (in each case, as contained and more fully described in the Merger Agreement).

We cannot provide assurance that these conditions to completing the Merger will be satisfied or waived, and accordingly, that our pending Merger will be completed on the timeline that we anticipate or at all. Failure to complete the Merger could negatively affect our stock price and our future business and financial results.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement could have a material adverse impact on our business and our ability to consummate the transactions contemplated by the Merger Agreement.

Transactions like the Merger are frequently the subject of litigation or other legal proceedings, including actions alleging that either our board of directors breached their respective duties to their shareholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their shareholders or otherwise. We believe that any such litigation or proceedings would be without merit, but there can be no assurance that they will not be brought. If litigation or other legal proceedings are brought against us or against our board in connection with the Merger Agreement, we will defend against it, but we might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated July 23, 2025, by and among MCME Carell Holdings, LP, MCME Carell Merger Sub, LLC, and City Office REIT, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on July 24, 2025).

3.1

Articles of Amendment and Restatement of the Company, as amended and supplemented (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 1, 2018).

3.2

Third Amended and Restated Bylaws of the Company, effective as of August 2, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2023).

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

10.1

Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of June 18, 2025, by and among SWVP Acquisitions LLC, a Delaware limited liability company, as buyer, and CIO 5090, Limited Partnership, a Delaware limited partnership; CIO Block 23, LLC, a Delaware limited liability company; CIO PAPAGO Tech Holdings, LLC, a Delaware limited liability company; CIO SAN TAN I, Limited Partnership, a Delaware limited partnership; CIO SAN TAN II, Limited Partnership, a Delaware limited partnership; CIO PIMA, Limited Partnership, a Delaware limited partnership; CIO QUAD, Limited Partnership, a Delaware limited partnership; and CIO CAMELBACK, Limited Partnership, a Delaware limited partnership, each as a seller (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 24, 2025).

10.2

First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of July 23, 2025, by and among SWVP Acquisitions LLC, a Delaware limited liability company, as buyer, and CIO 5090, Limited Partnership, a Delaware limited partnership; CIO Block 23, LLC, a Delaware limited liability company; CIO PAPAGO Tech Holdings, LLC, a Delaware limited liability company; CIO SAN TAN I, Limited Partnership, a Delaware limited partnership; CIO SAN TAN II, Limited Partnership, a Delaware limited partnership; CIO PIMA, Limited Partnership, a Delaware limited partnership; CIO QUAD, Limited Partnership, a Delaware limited partnership; and CIO CAMELBACK, Limited Partnership, a Delaware limited partnership, each as a seller (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 24, 2025).

10.3

Amendment No. 3 to Executive Employment Agreement, dated as of July 23, 2025, by and among City Office Management ULC, City Office REIT Operating Partnership, and James Farrar (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on July 24, 2025).

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

CITY OFFICE REIT, INC.

Date: July 31, 2025	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Anthony Maretic
Anthony Maretic
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)