Form 10-Q
period 2025-09-30
City Office REIT, Inc.
filed 2025-11-07
CIK 1593222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 4, 2025 was 40,363,640.

City Office REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

City Office REIT, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except par value and share data)

	September 30, 2025	December 31, 2024
Assets
Real estate properties
Land	$146,309	$190,372
Building and improvement	839,998	1,169,793
Tenant improvement	121,483	163,569
Furniture, fixtures and equipment	236	1,368
	1,108,026	1,525,102
Accumulated depreciation	(207,015)	(251,956)
	901,011	1,273,146
Cash and cash equivalents	21,347	18,886
Restricted cash	17,935	15,073
Rents receivable, net	40,904	52,311
Deferred leasing costs, net	22,154	25,291
Acquired lease intangible assets, net	23,873	34,631
Other assets	4,225	23,744
Assets held for sale	35,784	12,588
Total Assets	$1,067,233	$1,455,670
Liabilities and Equity
Liabilities:
Debt	$398,359	$646,972
Accounts payable and accrued liabilities	29,008	34,535
Deferred rent	6,896	7,010
Tenant rent deposits	5,143	7,257
Acquired lease intangible liabilities, net	3,844	6,301
Other liabilities	5,396	16,879
Liabilities related to assets held for sale	8,134	2,176
Total Liabilities	456,780	721,130
Commitments and Contingencies (Note 9)
Equity:
6.625% Series A Preferred stock, $0.01 par value per share, 5,600,000 shares authorized, 4,480,000 issued and outstanding as of September 30, 2025 and December 31, 2024	112,000	112,000
Common stock, $0.01 par value, 100,000,000 shares authorized, 40,363,640 and 40,154,055 shares issued and outstanding as of September 30, 2025 and December 31, 2024	403	401
Additional paid-in capital	444,355	442,329
Retained earnings	55,172	179,838
Accumulated other comprehensive loss	(1,880)	(713)
Total Stockholders’ Equity	610,050	733,855
Non-controlling interests in properties	403	685
Total Equity	610,453	734,540
Total Liabilities and Equity	$1,067,233	$1,455,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental and other revenues	$37,275	$42,371	$121,876	$129,207
Operating expenses:
Property operating expenses	15,615	17,783	48,201	53,020
General and administrative	3,780	3,790	11,835	11,321
Depreciation and amortization	10,573	14,642	41,762	44,440
Impairment of real estate	—	—	102,229	—
Merger and transaction-related costs	3,093	—	3,093	—
Total operating expenses	33,061	36,215	207,120	108,781
Operating income/(loss)	4,214	6,156	(85,244)	20,426
Interest expense:
Contractual interest expense	(6,836)	(8,274)	(23,452)	(24,502)
Amortization of deferred financing costs and debt fair value	(776)	(369)	(1,510)	(1,030)
	(7,612)	(8,643)	(24,962)	(25,532)
Net loss on disposition of real estate property	(378)	—	(378)	(1,462)
Net loss	(3,776)	(2,487)	(110,584)	(6,568)
Less:
Net income attributable to non-controlling interests in properties	(38)	(152)	(266)	(412)
Net loss attributable to the Company	(3,814)	(2,639)	(110,850)	(6,980)
Preferred stock distributions	(1,855)	(1,855)	(5,565)	(5,565)
Net loss attributable to common stockholders	$(5,669)	$(4,494)	$(116,415)	$(12,545)
Net loss per common share:
Basic	$(0.14)	$(0.11)	$(2.89)	$(0.31)
Diluted	$(0.14)	$(0.11)	$(2.89)	$(0.31)
Weighted average common shares outstanding:
Basic	40,363	40,154	40,343	40,135
Diluted	40,363	40,154	40,343	40,135
Dividend distributions declared per common share	$—	$0.10	$0.20	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(3,776)	$(2,487)	$(110,584)	$(6,568)
Other comprehensive loss:
Unrealized cash flow hedge gain/(loss)	49	(3,087)	(958)	470
Amounts reclassified to interest expense	(81)	(1,000)	(239)	(3,249)
Other comprehensive loss	(32)	(4,087)	(1,197)	(2,779)
Comprehensive loss	(3,808)	(6,574)	(111,781)	(9,347)
Less:
Comprehensive income attributable to non-controlling interests in properties	(39)	(99)	(236)	(382)
Comprehensive loss attributable to the Company	$(3,847)	$(6,673)	$(112,017)	$(9,729)

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

(In thousands)

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance —December 31, 2024	4,480	$112,000	40,154	$401	$442,329	$179,838	$(713)	$733,855	$685	$734,540
Restricted stock award grants and vesting	—	—	204	2	249	(59)	—	192	—	192
Common stock dividend distribution declared	—	—	—	—	—	(4,036)	—	(4,036)	—	(4,036)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	24	24
Distributions	—	—	—	—	—	—	—	—	(161)	(161)
Net (loss)/income	—	—	—	—	—	(1,670)	—	(1,670)	171	(1,499)
Other comprehensive loss	—	—	—	—	—	—	(646)	(646)	(19)	(665)
Balance —March 31, 2025	4,480	$112,000	40,358	$403	$442,578	$172,218	$(1,359)	$725,840	$700	$726,540
Restricted stock award grants and vesting	—	—	—	—	903	(60)	—	843	—	843
Common stock dividend distribution declared	—	—	—	—	—	(4,036)	—	(4,036)	—	(4,036)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	35	35
Distributions	—	—	—	—	—	—	—	—	(290)	(290)
Net (loss)/income	—	—	—	—	—	(105,366)	—	(105,366)	57	(105,309)
Other comprehensive loss	—	—	—	—	—	—	(488)	(488)	(12)	(500)
Balance —June 30, 2025	4,480	$112,000	40,358	$403	$443,481	$60,901	$(1,847)	$614,938	$490	$615,428
Restricted stock award grants and vesting	—	—	5	—	874	(60)	—	814	—	814
Common stock dividend distribution declared	—	—	—	—	—	—	—	—	—	—
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	14	14
Distributions	—	—	—	—	—	—	—	—	(140)	(140)
Net (loss)/income	—	—	—	—	—	(3,814)	—	(3,814)	38	(3,776)
Other comprehensive loss	—	—	—	—	—	—	(33)	(33)	1	(32)
Balance — September 30, 2025	4,480	$112,000	40,363	$403	$444,355	$55,172	$(1,880)	$610,050	$403	$610,453

	Number of shares of preferred stock	Preferred stock	Number of shares of common stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss)/income	Total stockholders’ equity	Non- controlling interests in properties	Total equity
Balance —December 31, 2023	4,480	$112,000	39,938	$399	$438,867	$221,213	$(248)	$772,231	$402	$772,633
Restricted stock award grants and vesting	—	—	216	2	42	(45)	—	(1)	—	(1)
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Distributions	—	—	—	—	—	—	—	—	(444)	(444)
Net (loss)/income	—	—	—	—	—	(589)	—	(589)	135	(454)
Other comprehensive income	—	—	—	—	—	—	1,763	1,763	26	1,789
Balance —March 31, 2024	4,480	$112,000	40,154	$401	$438,909	$214,709	$1,515	$767,534	$119	$767,653
Restricted stock award grants and vesting	—	—	—	—	1,139	(56)	—	1,083	—	1,083
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	442	442
Distributions	—	—	—	—	—	—	—	—	(104)	(104)
Net (loss)/income	—	—	—	—	—	(3,752)	—	(3,752)	125	(3,627)
Other comprehensive loss	—	—	—	—	—	—	(478)	(478)	(3)	(481)
Balance —June 30, 2024	4,480	$112,000	40,154	$401	$440,048	$205,031	$1,037	$758,517	$579	$759,096
Restricted stock award grants and vesting	—	—	—	—	1,140	(56)	—	1,084	—	1,084
Common stock dividend distribution declared	—	—	—	—	—	(4,015)	—	(4,015)	—	(4,015)
Preferred stock dividend distribution declared	—	—	—	—	—	(1,855)	—	(1,855)	—	(1,855)
Contributions	—	—	—	—	—	—	—	—	80	80
Distributions	—	—	—	—	—	—	—	—	(247)	(247)
Net (loss)/income	—	—	—	—	—	(2,639)	—	(2,639)	152	(2,487)
Other comprehensive loss	—	—	—	—	—	—	(4,034)	(4,034)	(53)	(4,087)
Balance — September 30, 2024	4,480	$112,000	40,154	$401	$441,188	$196,466	$(2,997)	$747,058	$511	$747,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

City Office REIT, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(110,584)	$(6,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,762	44,440
Amortization of deferred financing costs and debt fair value	1,510	1,030
Amortization of above and below market leases	75	(97)
Straight-line rent/expense	(513)	(40)
Non-cash stock compensation	2,601	3,238
Net loss on disposition of real estate property	378	1,462
Impairment of real estate	102,229	—
Changes in non-cash working capital:
Rents receivable, net	(601)	471
Other assets	899	178
Accounts payable and accrued liabilities	2,535	5,966
Deferred rent	16	(449)
Tenant rent deposits	(1,598)	349
Net Cash Provided By Operating Activities	38,709	49,980
Cash Flows from/(to) Investing Activities:
Additions to real estate properties	(24,681)	(21,300)
Net proceeds from sale of real estate property	267,977	—
Reduction of cash on disposition of real estate property	—	(2,477)
Deferred leasing costs	(7,537)	(5,980)
Net Cash Provided By/(Used In) Investing Activities	235,759	(29,757)
Cash Flows to Financing Activities:
Debt issuance and extinguishment costs	(678)	(576)
Proceeds from borrowings	8,500	59,000
Repayment of borrowings	(258,044)	(60,075)
Dividend distributions paid to stockholders	(17,652)	(17,590)
Distributions to non-controlling interests in properties	(591)	(795)
Shares withheld for payment of taxes on restricted stock unit vesting	(753)	(1,072)
Contributions from non-controlling interests in properties	73	522
Net Cash Used In Financing Activities	(269,145)	(20,586)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	5,323	(363)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	33,959	43,392
Cash, Cash Equivalents and Restricted Cash, End of Period	$39,282	$43,029
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and Cash Equivalents, End of Period	21,347	25,911
Restricted Cash, End of Period	17,935	17,118
Cash, Cash Equivalents and Restricted Cash, End of Period	$39,282	$43,029
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,600	$25,642
Purchase of additions in real estate properties included in accounts payable	$4,074	$11,237
Purchase of deferred leasing costs included in accounts payable	$1,671	$1,998

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

On July 23, 2025, the Company entered into a definitive merger agreement (the “Merger Agreement”) with MCME Carell Holdings, LP and MCME Carell Merger Sub, LLC (collectively, “MCME Carell” or the “Buyer”) under which, subject to the satisfaction of the conditions set forth in the Merger Agreement, MCME Carell will acquire (other than shares owned by the Buyer, the Company or their respective affiliates) all of the issued and outstanding shares of the Company for $7.00 per share of common stock in cash (the “Merger”). The Merger is subject to the satisfaction of a number of customary closing conditions more thoroughly described in the Merger Agreement, including the approval of the Company's common stockholders. On October 16, 2025, the Company’s common stockholders approved the Merger.

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

3. Real Estate Investments

Assets Held for Sale

On June 18, 2025, the Company entered into a purchase and sale agreement (the “Phoenix Sale Agreement”) to sell Block 23, Pima Center, 5090 N 40th St, SanTan, Papago Tech, The Quad, and Camelback Square (the “Phoenix Portfolio”) for $296.0 million, which excludes closing costs and credits. Upon classification as held for sale during the second quarter of 2025, the Company recognized an impairment of $102.2 million to lower the carrying amount of the Phoenix Portfolio to its estimated fair value less cost to sell. Refer to “Impairment of Real Estate” below. On August 15, 2025, the Company completed the sale of six of the seven office properties in the Phoenix Portfolio (the “First Phoenix Closing”). These six properties included Block 23; 5090 N 40th St; SanTan; Papago Tech; The Quad; and Camelback Square. The Company’s Pima Center property continues to be under contract at a $30.0 million gross sales price, and meets the criteria for classification as held for sale as of September 30, 2025. The sale of the Pima Center property is expected to close at a later date, subject to the Company (or its successor in interest) obtaining certain approvals related to the property’s ground lease.

The property was classified as held for sale as of September 30, 2025 (in thousands):

Pima Center	September 30, 2025
Real estate properties, net	$27,572
Deferred leasing costs, net	1,038
Rents receivable, prepaid expenses and other assets	7,174
Assets held for sale	$35,784
Accounts payable, accrued liabilities, deferred rent, tenant rent deposits, and other liabilities	8,134
Liabilities related to assets held for sale	$8,134

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

Disposition of Real Estate Property

First Phoenix Closing

As described above, on August 15, 2025, the Company closed on the sale of six of the Company’s office properties located in Phoenix, Arizona for an aggregate sales price of $266.0 million. Upon closing of the sale, the Company recognized an aggregate loss of $0.4 million net of disposal-related costs, which has been classified as net loss on disposition of real estate property in the condensed consolidated statement of operations.

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

Based on its analysis, the Company concluded that it was not the primary beneficiary of the VIE and therefore deconsolidated the property as of June 27, 2024. The Company deconsolidated the net carrying value of real estate assets of $17.9 million, the mortgage loan of $20.6 million, cash and restricted cash of $2.5 million and net current assets of $1.7 million. For the three months ended June 30, 2024, the Company recognized a loss on deconsolidation of $1.5 million, which has been included within net loss on disposition of real estate property on the Company’s condensed consolidated statement of operations and statement of cash flows.

Impairment of Real Estate

During the three and nine months ended September 30, 2025, the Company recognized an impairment of real estate of nil and $102.2 million, respectively, to lower the carrying amount of the Phoenix Portfolio to its estimated fair value less cost to sell.

There was no impairment of real estate during the nine months ended September 30, 2024.

4. Lease Intangibles

Lease intangibles and the value of assumed lease obligations as of September 30, 2025 and December 31, 2024 were comprised of the following (in thousands):

	Lease Intangible Assets				Lease Intangible Liabilities
September 30, 2025	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$14,507	$51,716	$23,017	$89,240	$(9,924)	$(138)	$(10,062)
Accumulated amortization	(9,929)	(39,777)	(15,661)	(65,367)	6,155	63	6,218
	$4,578	$11,939	$7,356	$23,873	$(3,769)	$(75)	$(3,844)

	Lease Intangible Assets				Lease Intangible Liabilities
December 31, 2024	Above Market Leases	In Place Leases	Leasing Commissions	Total	Below Market Leases	Below Market Ground Lease	Total
Cost	$16,596	$69,760	$30,987	$117,343	$(14,294)	$(138)	$(14,432)
Accumulated amortization	(10,584)	(51,893)	(20,235)	(82,712)	8,071	60	8,131
	$6,012	$17,867	$10,752	$34,631	$(6,223)	$(78)	$(6,301)

The estimated aggregate amortization expense for lease intangibles for the next five years and in the aggregate are as follows (in thousands):

2025	$1,324
2026	4,986
2027	4,018
2028	3,468
2029	2,624
Thereafter	3,609
$20,029

5. Debt

The following table summarizes the indebtedness as of September 30, 2025 and December 31, 2024 (dollars in thousands), including the impact of the effective interest rate swaps described in Note 6:

Property	September 30, 2025	December 31, 2024	Interest Rate as of September 30, 2025 (1)		Maturity
Credit Facility (2)	$115,000	$255,000	SOFR + 1.40%	(1)(2)(3)	January 2026	(2)
Mission City	44,399	45,095	3.78%		November 2027
Circle Point	37,638	38,109	4.49%		September 2028
Canyon Park (4)	37,558	38,159	4.30%		March 2027	(4)
Intellicenter (5)	29,540	30,042	4.65%		October 2025	(5)
2525 McKinnon	27,000	27,000	4.24%		April 2027
FRP Collection	25,416	25,736	7.05%	(6)	August 2028
AmberGlen	20,000	20,000	3.69%		May 2027
Greenwood Blvd (7)	19,982	20,299	6.34%	(7)	May 2028
Central Fairwinds	15,321	15,497	7.68%	(8)	June 2029
FRP Ingenuity Drive (9)	14,096	14,096	4.44%		December 2026
Carillon Point	14,020	14,196	7.05%	(6)	August 2028
Term Loan (10)	-	25,000	-		-
SanTan (11)	-	30,773	-		-
The Quad (11)	-	30,600	-		-
5090 N 40th St (11)	-	19,912	-		-
Total Principal	399,970	649,514
Deferred financing costs, net	(1,611)	(2,542)
Total	$398,359	$646,972

(1)
As of September 30, 2025, the daily-simple Secured Overnight Financing Rate (“SOFR”) was 4.24%.
(2)
Borrowings under our credit facility (the “Credit Facility”) bear interest at a rate equal to the daily-simple SOFR rate plus a margin of between 135 to 235 basis points depending upon the Company’s consolidated leverage ratio. As of September 30, 2025, the Credit Facility had $115.0 million drawn and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender. On August 15, 2025, the Company entered into a third amendment to the Amended and Restated Credit Agreement, dated November 16, 2021, for the Credit Facility (the “Amended and Restated Credit Agreement”), to, among other things, decrease the total authorized borrowing from $325 million to $150 million, and provide for the pledge of certain of the Company's assets as security. Subsequent to quarter-end, on October 3, 2025, the Company entered into a fourth amendment to the Amended and Restated Credit Agreement to extend the maturity date from November 2025 to January 2026. There is an option for further extension to November 2026, provided the Company’s option is delivered no later than 30 days prior to the January 2026 maturity, there is no event of default, the Company affirms the representations and warranties set forth in the Amended and Restated Credit Agreement, and the Company pays the extension fee. The Credit Facility requires the Company to maintain a fixed charge coverage ratio of no less than 1.50x.
(3)
On February 9, 2023, the Company entered into an interest rate swap for a notional amount of $140 million, effective March 8, 2023 through November 16, 2025, to effectively fix the SOFR component of the borrowing rate for $140 million of the Credit Facility at 4.19%. During the period ended September 30, 2025, the Company discontinued the hedging relationship of the interest rate swap as the hedged future cash flows were no longer highly probable to occur. Refer to Note 6 for further details.
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
(5)
In April 2025, a ‘cash-sweep period’ began at the Intellicenter property following the DSCR covenant not being met. As of September 30, 2025, total restricted cash for the property was $1.8 million. On October 1, 2025, the non-recourse property loan at the Intellicenter property matured, and an event of default occurred under the terms of the Intellicenter loan, following non-payment of the principal amount outstanding at loan maturity. The Company is in discussions with the lender to extend the maturity of the loan.
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
(9)
Under the terms of the FRP Ingenuity Drive loan modification and extension agreement signed in the second quarter of 2024, the property will be in a ‘cash-sweep period’ which will continue through the maturity of the loan. As of September 30, 2025 and December 31, 2024, total restricted cash for the property was $2.0 million and $3.6 million, respectively.
(10)
On August 15, 2025, the $25 million term loan was repaid with proceeds from the First Phoenix Closing. The $25 million interest rate swap entered into on January 5, 2023 was terminated concurrently with the repayment of the term loan. Refer to Note 6 for further details.
(11)
On August 15, 2025, the mortgage loans associated with the 5090 N 40th St, SanTan and The Quad properties were repaid in full, following the First Phoenix Closing.

The scheduled principal repayments of indebtedness as of September 30, 2025, without consideration of extension options, are as follows (in thousands):

2025	$145,422
2026	17,975
2027	128,950
2028	93,133
2029	14,490
Thereafter	—
$399,970

6. Fair Value of Financial Instruments

Fair value measurements are based on assumptions that market participants would use in pricing an asset or a liability. The hierarchy for inputs used in measuring fair value is as follows:

Level 1 Inputs – quoted prices in active markets for identical assets or liabilities

Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 Inputs – unobservable inputs

In January 2023, the Company entered into an interest rate swap for a notional amount of $25.0 million. The interest rate swap effectively fixed the SOFR component of the corresponding loan at approximately 3.90% for the three-year term. In August 2025, the $25.0 million interest rate swap was terminated, following the repayment of the corresponding $25.0 million loan. Upon termination, the Company reclassified a nominal amount from other comprehensive loss to interest expense within the condensed consolidated statement of operations.

In February 2023, the Company entered into an interest rate swap for a notional amount of $140.0 million. The interest rate swap effectively fixes the SOFR component of the corresponding loan at approximately 4.19% until November 16, 2025. During the period ended September 30, 2025, the Company discontinued the hedging relationship of the interest rate swap for a notional amount of $140.0 million, as the hedged future cash flows were no longer highly probable to occur. Upon discontinuation, the Company reclassified a nominal amount from other comprehensive loss to interest expense within the condensed consolidated statement of operations. This derivative continues to be recognized on the condensed consolidated balance sheet at fair value, presented within other liabilities.

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

The interest rate swaps for FRP Collection, Carillon Point, Central Fairwinds and Greenwood Blvd have been designated and qualify as cash flow hedges and have been recognized on the condensed consolidated balance sheets at fair value, presented within other assets and other liabilities. Gains and losses resulting from changes in the fair value of derivatives that have been designated and qualify as cash flow hedges are reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged forecasted transaction affects earnings.

The following table summarizes the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024 (in thousands):

				Fair Value Assets/(Liabilities)
	Notional Value September 30, 2025	Effective Date	Maturity Date	September 30, 2025	December 31, 2024
Interest Rate Swap	$140,000	March 2023	November 2025	$(15)	$(75)
Interest Rate Swap	25,416	August 2023	August 2028	(690)	(275)
Interest Rate Swap	14,020	August 2023	August 2028	(380)	(152)
Interest Rate Swap	15,321	May 2024	June 2029	(592)	(284)
Interest Rate Swap	19,982	May 2025	May 2028	(270)	—
Interest Rate Swap	—	January 2023	August 2025	—	50
	$214,739			$(1,947)	$(736)

For the nine months ended September 30, 2025, approximately $0.2 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty. For the nine months ended September 30, 2024, approximately $3.2 million of net realized gains were reclassified to interest expense due to payments made to or received from the swap counterparty.

Cash and Cash Equivalents, Restricted Cash, Rents Receivable, Accounts Payable and Accrued Liabilities

The Company estimates that the fair value approximates carrying value due to the relatively short-term nature of these instruments.

Fair Value of Financial Instruments Not Carried at Fair Value

With the exception of fixed rate mortgage loans payable, the carrying amounts of the Company’s financial instruments approximate their fair value. The Company determines the fair value of its fixed rate mortgage loans payable based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was $206.6 million and $301.8 million (compared to a carrying value of $210.2 million and $314.1 million) as of September 30, 2025 and December 31, 2024, respectively. Accordingly, the fair value of mortgage loans payable have been classified as Level 3 fair value measurements.

7. Related Party Transactions

Administrative Services Agreements

During the nine months ended September 30, 2025 and 2024, the Company earned $0.2 million and $0.2 million, respectively, in administrative services performed for Second City Real Estate II Corporation, Clarity Real Estate Ventures GP, Limited Partnership and their affiliates.

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

The Company recognized fixed and variable lease payments for operating leases for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed payments	$32,031	$35,794	$105,557	$109,428
Variable payments	5,228	6,546	16,016	19,561
	$37,259	$42,340	$121,573	$128,989

The Company ceased recognizing rental lease income with respect to the Cascade Station property on the deconsolidation of the entity on June 27, 2024. Refer to Note 3 for further details.

Future minimum lease payments to be received by the Company as of September 30, 2025 under non-cancellable operating leases for the next five years and thereafter are as follows (in thousands):

2025	$24,754
2026	99,466
2027	86,767
2028	77,194
2029	59,749
Thereafter	142,304
$490,234

The Company’s leases may include various provisions such as scheduled rent increases, renewal options and termination options. The majority of the Company’s leases include defined rent increases rather than variable payments based on an index or unknown rate.

Lessee Accounting

As a lessee, the Company has ground and office leases which are classified as operating and financing leases. The lessee lease at the property classified as held for sale as at September 30, 2025 has been excluded from the following disclosures. Refer to Note 3 for further details. As of September 30, 2025, the Company's leases had remaining terms of one to 11 years and a weighted average remaining lease term of 10 years. Right-of-use assets and lease liabilities have been included within other assets and other liabilities on the Company’s condensed consolidated balance sheets as follows (in thousands):

	September 30, 2025	December 31, 2024
Right-of-use asset – operating leases	$1,624	$10,101
Lease liability – operating leases	$1,594	$8,286
Right-of-use asset – financing leases	$—	$9,593
Lease liability – financing leases	$—	$1,637

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

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2025 for the next five years and thereafter are as follows (in thousands):

Operating Leases
2025	$74
2026	310
2027	173
2028	173
2029	173
Thereafter	1,098
Total future minimum lease payments	2,001
Discount	(407)
Total	$1,594

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

The Company is involved from time to time in lawsuits and other disputes which arise in the ordinary course of business. As of September 30, 2025, management believes that these matters will not have a material adverse effect, individually or in the aggregate, on the Company’s financial position or results of operations.

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

There were no shares repurchased during the nine months ended September 30, 2025 and 2024.

Preferred Stock Distributions

On September 15, 2025, the Board of Directors approved and the Company declared a cash dividend distribution of $0.4140625 per share of the Company’s 6.625% Series A Preferred Stock (“Series A Preferred Stock”) for an aggregate amount of $1.9 million for the quarterly period ended September 30, 2025. The dividend was paid subsequent to quarter end on October 24, 2025 to the holders of record of Series A Preferred Stock as of the close of business on October 10, 2025.

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

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and nine months ended September 30, 2025:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2024	588,089	629,840
Granted	292,261	275,701
Issuance of dividend equivalents	11,624	—
Vested	(290,979)	(90,000)
Outstanding at March 31, 2025	600,995	815,541
Issuance of dividend equivalents	12,075	—
Outstanding at June 30, 2025	613,070	815,541
Issuance of dividend equivalents	8,728	—
Vested	(10,800)	—
Outstanding at September 30, 2025	610,998	815,541

The following table summarizes the activity of the awards under the Equity Incentive Plan for the three and nine months ended September 30, 2024:

	Number of RSUs	Number of Performance RSUs
Outstanding at December 31, 2023	451,741	424,888
Granted	324,414	324,952
Issuance of dividend equivalents	8,290	—
Vested	(228,747)	(120,000)
Outstanding at March 31, 2024	555,698	629,840
Issuance of dividend equivalents	12,161	—
Outstanding at June 30, 2024	567,859	629,840
Issuance of dividend equivalents	10,039	—
Outstanding at September 30, 2024	577,898	629,840

During the nine months ended September 30, 2025 and September 30, 2024, the Company granted the following restricted stock unit awards (“RSU Awards”) and Performance RSU Awards to directors, executive officers and certain non-executive employees:

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

During the three months ended September 30, 2025 and September 30, 2024, the Company recognized net compensation expense for the RSU Awards and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2025	$418	$426	$844
2024	643	441	1,084

During the nine months ended September 30, 2025 and September 30, 2024, the Company recognized net compensation expense for the RSU Awards and Performance RSU Awards as follows (in thousands):

	RSUs	Performance RSUs	Total
2025	$1,317	$1,284	$2,601
2024	1,928	1,310	3,238

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

The CODM use both consolidated net income and net operating income (“NOI”) as the profit or loss measures to evaluate the performance of our operating segment and allocate resources. Refer to the accompanying condensed consolidated statements of operations for the presentation of consolidated net loss for the three and nine months ended September 30, 2025 and 2024. NOI is a measure which includes the revenues and certain expenses directly attributable to our office properties. NOI is defined as rental and other revenues less property operating expenses. NOI is used by the CODM to make operating decisions as we believe it provides information useful in understanding the core operations and operating performance of our portfolio. Total assets are not utilized by the CODM to assess performance.

The following table presents segment NOI for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental and other revenues	$37,275	$42,371	$121,876	$129,207
Property operating expenses	15,615	17,783	48,201	53,020
Segment net operating income	$21,660	$24,588	$73,675	$76,187

Presented below is a reconciliation of the reportable segment NOI to the consolidated net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment net operating income	$21,660	$24,588	$73,675	$76,187
General and administrative	(3,780)	(3,790)	(11,835)	(11,321)
Depreciation and amortization	(10,573)	(14,642)	(41,762)	(44,440)
Impairment of real estate	—	—	(102,229)	—
Merger and transaction-related costs	(3,093)	—	(3,093)	—
Contractual interest expense	(6,836)	(8,274)	(23,452)	(24,502)
Amortization of deferred financing costs and debt fair value	(776)	(369)	(1,510)	(1,030)
Net loss on disposition of real estate property	(378)	—	(378)	(1,462)
Consolidated net loss	$(3,776)	$(2,487)	$(110,584)	$(6,568)

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

Cautionary Statement Regarding Forward-Looking Statements

This Report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains both historical and forward-looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “hypothetical,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Report. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•
the outcome of any legal proceedings that may be, or have been, instituted against the Company and others prior to the expected closing of the Merger;
•
the inability to complete the Merger due to the failure to satisfy the closing conditions more fully described in the Merger Agreement;
•
risks that the Merger disrupts current plans and operations of the Company;
•
potential difficulties in employee retention as a result of the Merger;
•
legislative, regulatory and economic developments;
•
risks related to disruption of management's attention from the Company's ongoing business operations due to the Merger;
•
the effect of the announcement of the proposed Merger and the pending Pima Center disposition on the Company's relationships with tenants, operating results and business generally;
•
our inability to successfully realize all of the expected benefits of the Merger or that such benefits may take longer to realize than expected;
•
our inability to successfully complete our pending disposition of the Pima property on the terms and timing we expect, or at all;
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
availability of qualified personnel;
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

On July 23, 2025, the Company entered into a Merger Agreement with MCME Carell under which, subject to the satisfaction of the conditions set forth in the Merger Agreement, MCME Carell will acquire (other than shares owned by the Buyer, the Company or their respective affiliates) all of the issued and outstanding shares of the Company for $7.00 per share of common stock in cash. The Merger is subject to the satisfaction of a number of customary closing conditions more thoroughly described in the Merger Agreement. On October 16, 2025, the Company’s common stockholders approved the Merger.

Revenue Base

As of September 30, 2025, we owned 16 properties comprised of 33 office buildings with a total of approximately 4.2 million square feet of net rentable area (“NRA”). As of September 30, 2025, our properties were approximately 84.5% leased.

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

Rental Revenue and Tenant Recoveries

The amount of net rental revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space that becomes available from lease terminations. As of September 30, 2025, the operating properties in our portfolio were 84.5% leased, with 0.7% of our leases scheduled to expire over the remainder of the calendar year, without regard to renewal options. The amount of rental revenue generated also depends on our ability to maintain or increase rental rates at our properties. Our leases typically include rent escalation provisions designed to provide annual growth in our rental income as well as an ability to pass through cost escalations to our tenants, and in the normal course of business we do not typically waive these rent escalation provisions. Certain leases contain termination provisions which permit the tenant to terminate the arrangement generally upon payment of a termination fee, which we believe acts as a deterrent to cancelling the lease. These early termination provisions applied to approximately 20.1% of the NRA in our portfolio as of September 30, 2025. In 2025, no tenant has exercised an early termination provision. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. We continually monitor our tenants’ ability to meet their lease obligations to pay us rent to determine if any adjustments should be reflected currently. General Services Administration (“GSA”) tenants represent approximately 5.1% of the base rental revenue from our properties as of September 30, 2025, with all federal or state governmental agencies representing 7.7%. Future economic downturns or regional downturns affecting our markets or submarkets or downturns in our tenants’ industries, including as a result of high interest rates and the fluctuating likelihood of a U.S. recession, that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Leasing Activity

The following table presents our leasing activity for the three months ended September 30, 2025.

Three Months Ended September 30, 2025 Leasing Activity	New Leasing	Renewal Leasing	Total Leasing
Square Feet (000's)	38	67	105
Average Effective Rents per Square Foot	$45.50	$40.25	$42.13
Tenant Improvements per Square Foot	$53.21	$15.01	$28.71
Leasing Commissions per Square Foot	$23.48	$6.97	$12.89
% Change in Renewal Cash Rent vs. Expiring		3.7%
Retention Rate %		68%

Our Properties

As of September 30, 2025, we owned 16 properties comprised of 33 office buildings with a total of approximately 4.2 million square feet of NRA in the metropolitan areas of Dallas, Denver, Orlando, Phoenix, Portland, Raleigh, San Diego, Seattle and Tampa. The following table presents an overview of our portfolio as of September 30, 2025.

Metropolitan Area	Property	Year of Construction	Economic Interest	NRA (000’s Square Feet)	In Place Occupancy	Annualized Average Effective Rent per Square Foot(1)	Annualized Base Rent per Square Foot	Annualized Gross Rent per Square Foot(2)	Annualized Base Rent(3) ($000’s)
Tampa, FL	Park Tower	1973	94.8%	482	93.9%	$29.21	$30.13	$30.13	$13,628
(25.3% of NRA)	City Center	1984	95.0%	242	79.1%	$34.77	$35.58	$35.58	$6,803
	Intellicenter	2008	100.0%	204	76.1%	$24.31	$26.46	$26.46	$4,100
	Carillon Point	2007	100.0%	124	100.0%	$30.40	$32.38	$32.38	$4,021
Orlando, FL	Florida Research Park	1999	96.6%	398	93.8%	$26.43	$27.20	$28.69	$10,133
(17.3%)	Central Fairwinds	1982	97.0%	168	87.3%	$29.63	$29.87	$29.87	$4,388
	Greenwood Blvd	1997	100.0%	155	57.2%	$26.11	$25.74	$25.74	$2,284
Denver, CO	Denver Tech	1997; 1999	100.0%	381	78.4%	$23.08	$24.16	$32.97	$7,217
(15.7%)	Circle Point	2001	100.0%	272	92.9%	$20.22	$21.34	$37.00	$5,400
Raleigh, NC	Bloc 83	2019; 2021	100.0%	493	94.6%	$41.25	$40.55	$40.90	$18,922
(11.8%)
Dallas, TX	The Terraces	2017	100.0%	173	85.6%	$39.00	$39.45	$59.95	$5,830
(6.8%)	2525 McKinnon	2003	100.0%	111	45.9%	$29.83	$31.86	$50.86	$1,629
San Diego, CA	Mission City	1990-2007	100.0%	281	94.4%	$39.28	$41.08	$41.08	$10,909
(6.8%)
Seattle, WA	Canyon Park	1993; 1999	100.0%	207	100.0%	$22.31	$25.32	$31.32	$5,235
(5.0%)
Portland, OR	AmberGlen	1984-1998	76.0%	203	52.5%	$25.71	$28.41	$28.41	$3,036
(4.8%)
Total / Weighted Average - Excluding Assets Held for Sale(4)				3,894	85.5%	$30.13	$31.12	$34.89	$103,535
Phoenix, AZ	Pima Center	2006-2008	100.0%	272	70.8%	$28.20	$30.38	$30.38	$5,843
(6.5%)
Total / Weighted Average - September 30, 2025(4)				4,166	84.5%	$30.03	$31.08	$34.64	$109,378

(1)
Annualized Average Effective Rent accounts for the impact of straight-line rent adjustments, including the amortization of rent escalations and base rent concessions (e.g., free rent abatements) contained in the lease. The square foot result per property is calculated by multiplying (i) Average Effective Rent for the month ended September 30, 2025 by (ii) 12, divided by the occupied square footage in that period.
(2)
Annualized gross rent per square foot includes adjustment for estimated expense reimbursements of triple net leases.
(3)
Annualized base rent is calculated by multiplying (i) rental payments (defined as cash rents before abatements) for the month ended September 30, 2025 by (ii) 12.
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

Results of Operations

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

Rental and Other Revenues. Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $5.1 million, or 12%, to $37.3 million for the three months ended September 30, 2025 compared to $42.4 million for the three months ended September 30, 2024. Revenue decreased due to the disposition of six Phoenix properties in August 2025 and the Superior Pointe property in January 2025 which reduced revenue by $4.2 million and $0.8 million, respectively. Block 23, 5090 N 40th St, SanTan, Papago Tech, The Quad and Camelback Square comprised the six Phoenix properties which were sold in August 2025. Revenue also decreased at AmberGlen by $0.6 million due to lower occupancy at the property compared to the prior year. Offsetting these decreases, revenue increased at Bloc 83 by $0.4 million due to higher occupancy at the property compared to the prior year. The remaining properties’ rental and other revenues were relatively unchanged.

Operating Expenses

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses decreased $2.2 million, or 12%, to $15.6 million for the three months ended September 30, 2025, from $17.8 million for the three months ended September 30, 2024. The disposition of six Phoenix properties in August 2025 and the Superior Pointe property in January 2025 decreased property operating expenses by $1.8 million and $0.5 million, respectively. The remaining property operating expenses were relatively unchanged in comparison to the prior year period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our employees and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses were unchanged at $3.8 million for the three months ended September 30, 2025 and 2024.

Depreciation and Amortization. Depreciation and amortization decreased $4.0 million, or 28%, to $10.6 million for the three months ended September 30, 2025, from $14.6 million reported in the prior year period. The disposition of six Phoenix properties in August 2025 and the Superior Pointe property in January 2025 decreased depreciation and amortization expense by $3.3 million and $0.2 million, respectively. The remaining properties’ depreciation expenses were $0.5 million lower in comparison to the prior year period.

Merger and Transaction-related costs. The Company incurred $3.1 million in merger and transaction-related costs during the third quarter of 2025.

Other Expense (Income)

Interest Expense. Interest expense decreased $1.0 million, or 12%, to $7.6 million for the three months ended September 30, 2025, from $8.6 million for the three months ended September 30, 2024. The proceeds from the disposition of the six Phoenix properties in August 2025 were used to repay property-level debt for the disposed properties and partially repay the credit facility which resulted in decreased interest expense of $0.9 million. The remaining properties’ interest expenses were relatively unchanged in comparison to the prior year period.

Net Loss on Disposition of Real Estate Property. The disposition of six Phoenix properties in August 2025 resulted in a net loss on disposition of real estate properties of $0.4 million for the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

Rental and Other Revenues. Rental and other revenues include net rental income, including parking, signage and other income, as well as the recovery of operating costs and property taxes from tenants. Rental and other revenues decreased $7.3 million, or 6%, to $121.9 million for the nine months ended September 30, 2025 compared to $129.2 million for the nine months ended September 30, 2024. Revenue decreased year over year due to the dispositions of six Phoenix properties in August 2025, the Superior Pointe property in January 2025 and the Cascade Station property in June 2024 which reduced revenue by $4.7 million, $2.4 million and $1.0 million, respectively. Revenue also decreased at 2525 McKinnon and AmberGlen by $1.4 million and $0.9 million, respectively, due to lower occupancy at the properties compared to the prior year. Revenue also decreased at The Terraces by $0.7 million, largely due to the downsize of WeWork in the prior period resulting in lower income in the current period. Offsetting these decreases, revenue increased year over year at Bloc 83, Mission City and Florida Research Park’s Ingenuity Drive by $1.5 million, $1.0 million and $0.9 million, respectively, due to higher occupancy. The remaining properties’ rental and other revenues were marginally higher in comparison to the prior year period.

Operating Expenses

Property Operating Expenses. Property operating expenses are comprised mainly of building common area and maintenance expenses, insurance, property taxes, property management fees, as well as certain expenses that are not recoverable from tenants, the majority of which are related to costs necessary to maintain the appearance and marketability of vacant space. In the normal course of business, property expenses fluctuate and are impacted by various factors including, but not limited to, occupancy levels, weather, utility costs, repairs, maintenance and re-leasing costs. Property operating expenses decreased $4.8 million, or 9%, to $48.2 million for the nine months ended September 30, 2025, from $53.0 million for the nine months ended September 30, 2024. The dispositions of six Phoenix properties in August 2025, the Superior Pointe property in January 2025 and the Cascade Station property in June 2024 decreased property operating expenses by $1.5 million, $1.6 million and $0.5 million, respectively. Property taxes decreased across the portfolio by $1.6 million, excluding the dispositions noted above, in comparison to the prior year as property tax accruals were lower in the first three quarters of 2025 as compared to the first three quarters of 2024. In 2024, the final property tax assessments received at year end were lower than accrued in the first three quarters of 2024. The remaining property operating expenses were marginally higher in comparison to the prior period.

General and Administrative. General and administrative expenses are comprised of public company reporting costs and the compensation of our employees and Board of Directors, as well as non-cash stock-based compensation expenses. General and administrative expenses increased $0.5 million, or 5%, to $11.8 million for the nine months ended September 30, 2025, from $11.3 million reported in the prior year period primarily due to higher legal expenses.

Depreciation and Amortization. Depreciation and amortization decreased $2.6 million, or 6%, to $41.8 million for the nine months ended September 30, 2025, from $44.4 million reported in the prior year period. The dispositions of six Phoenix properties in August 2025, the Superior Pointe property in January 2025 and the Cascade Station property in June 2024 decreased depreciation and amortization expense by $3.3 million, $0.9 million and $0.4 million, respectively. Offsetting these decreases, Greenwood Blvd and Florida Research Park's Ingenuity Drive increased by $0.9 million and $0.4 million, respectively, due to higher amortization of tenant-related assets. The increase at Greenwood Blvd was due to accelerated amortization of tenant-related assets recorded in the current year associated with an early lease termination at the property. The remaining properties’ depreciation expenses were $0.7 million higher in comparison to the prior year period.

Impairment of Real Estate. Impairment of real estate was $102.2 million for the nine months ended September 30, 2025 compared to nil in the prior year period. The impairment was related to the write down of the carrying amount of the Phoenix Portfolio, which was classified as held for sale in the second quarter of 2025, to estimated fair value less cost to sell.

Merger and Transaction-related costs. The Company incurred $3.1 million in merger and transaction-related costs during the third quarter of 2025.

Other Expense (Income)

Interest Expense. Interest expense decreased $0.5 million, or 2%, to $25.0 million for the nine months ended September 30, 2025, from $25.5 million for the nine months ended September 30, 2024. The proceeds from the disposition of the six Phoenix properties in August 2025 were used to repay property-level debt for the disposed properties and partially repay the credit facility which resulted in decreased interest expense of $0.9 million. Further, the disposition of the Cascade Station property in June 2024 decreased interest expense by $0.4 million. Offsetting these decreases, higher interest rates on the refinance of the Greenwood Blvd property in May 2025 and the Central Fairwinds property in May 2024 resulted in higher interest expense of $0.2 million and $0.2 million, respectively. The remaining properties’ interest expenses were $0.4 million higher in comparison to the prior year period.

Net Loss on Disposition of Real Estate Property. The disposition of six Phoenix properties in August 2025 resulted in a net loss on disposition of real estate properties of $0.4 million for the nine months ended September 30, 2025. During the second quarter of 2024, the Company entered into an assignment in lieu of foreclosure agreement to transfer possession and control of the Cascade Station property to the lender as a result of an event of default as defined in the property’s loan agreement. Given the terms of the assignment in lieu of foreclosure agreement, the Company deconsolidated the entity holding the property and related assets and liabilities during the second quarter of 2024. For the nine months ended September 30, 2024, the Company recognized a loss on deconsolidation of $1.5 million.

Cash Flows

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

Cash, cash equivalents and restricted cash were $39.3 million and $43.0 million as of September 30, 2025 and September 30, 2024, respectively.

Cash flow from operating activities. Net cash provided by operating activities decreased by $11.3 million to $38.7 million for the nine months ended September 30, 2025 compared to $50.0 million for the nine months ended September 30, 2024. The decrease was primarily attributable to changes in working capital and a decrease in net income related to the First Phoenix Closing.

Cash flow from investing activities. Net cash provided by investing activities increased by $265.6 million to $235.8 million for the nine months ended September 30, 2025 compared to $29.8 million of net cash used in investing activities for the nine months ended September 30, 2024. The increase in net cash provided by investing activities was primarily attributable to the sale of Superior Pointe and the First Phoenix Closing in the current year for proceeds of $268.0 million. This increase was partially offset by an increase in additions to real estate properties for the nine months ended September 30, 2025.

Cash flow to financing activities. Net cash used in financing activities increased by $248.5 million to $269.1 million for the nine months ended September 30, 2025 compared to $20.6 million for the nine months ended September 30, 2024. The increase in net cash used in financing activities was primarily attributable to increased repayment of borrowings and decreased proceeds from borrowings for the nine months ended September 30, 2025.

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

Refer to Note 11 to our condensed consolidated financial statements for the revenue and expense items comprising NOI. Presented below is a reconciliation of the reportable segment NOI to the consolidated net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment net operating income	$21,660	$24,588	$73,675	$76,187
General and administrative	(3,780)	(3,790)	(11,835)	(11,321)
Depreciation and amortization	(10,573)	(14,642)	(41,762)	(44,440)
Impairment of real estate	—	—	(102,229)	—
Merger and transaction-related costs	(3,093)	—	(3,093)	—
Contractual interest expense	(6,836)	(8,274)	(23,452)	(24,502)
Amortization of deferred financing costs and debt fair value	(776)	(369)	(1,510)	(1,030)
Net loss on disposition of real estate property	(378)	—	(378)	(1,462)
Consolidated net loss	$(3,776)	$(2,487)	$(110,584)	$(6,568)

Liquidity and Capital Resources

Analysis of Liquidity and Capital Resources

We had approximately $21.3 million of cash and cash equivalents and $17.9 million of restricted cash as of September 30, 2025.

On March 15, 2018, the Company entered into a credit agreement for the Credit Facility that provided for commitments of up to $250 million. On September 27, 2019, the Company entered into a five-year $50 million term loan, increasing its authorized borrowings under the Company’s Credit Facility from $250 million to $300 million. On November 16, 2021, the Company entered into an Amended and Restated Credit Agreement that increased the total authorized borrowings from $300 million to $350 million. On January 5, 2023, the Company entered into a second amendment to the Amended and Restated Credit Agreement for the Credit Facility and entered into a three-year $25 million term loan, increasing its total authorized borrowings from $350 million to $375 million. On September 27, 2024, the $50 million term loan matured and was repaid with proceeds from the Credit Facility, reducing total authorized borrowings from $375 million to $325 million. On August 15, 2025, the Company repaid the $25 million term loan and entered into a third amendment to the Amended and Restated Credit Agreement to, among other things, decrease the total authorized borrowing from $325 million to $150 million and provide for the pledge of certain of the Company's assets as security. Subsequent to quarter-end, on October 3, 2025, the Company entered into a fourth amendment to the Amended and Restated Credit Agreement to extend the maturity date from November 2025 to January 2026, with a further option to extend to November 2026, provided the Company meets certain conditions. As of September 30, 2025, of the $150 million total authorized borrowings, we had approximately $115.0 million outstanding under our Credit Facility and a $2.5 million letter of credit to satisfy escrow requirements for a mortgage lender.

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

On February 26, 2020, the Company and the Operating Partnership entered into equity distribution agreements (collectively, the “Agreements”) with certain investment banks acting as sales agents (the “Sales Agents”), pursuant to which the Company may issue and sell from time to time up to 15,000,000 shares of common stock and up to 1,000,000 shares of Series A Preferred Stock through the Sales Agents, acting as agents or principals (the “ATM Program”). In the event that the Company elects to make sales under the ATM Program, the Company will file a prospectus supplement to the prospectus included in the Company's Registration Statement on Form S-3. The Company did not issue any shares of common stock or Series A Preferred Stock under the ATM Program during the nine months ended September 30, 2025.

Following changes in property-level occupancy rates, it is possible that we could fail certain financial covenants within certain property-level mortgage borrowings. For mortgages with financial covenants, the lenders’ remedy of a covenant failure would be a requirement to escrow funds for the purpose of meeting our future debt payment obligations. As of September 30, 2025, the lender for our mortgage borrowings at the Intellicenter property have elected their right to direct property cash flows into lender-controlled restricted cash accounts to fund property operations until certain thresholds are met. On October 1, 2025, the non-recourse property loan at the Intellicenter property matured, and an event of default occurred under the terms of the Intellicenter loan, following non-payment of the principal amount outstanding at loan maturity. The Company is in discussions with the lender to extend the maturity of the loan. Further, under the terms of the loan modification and extension agreement at the FRP Ingenuity Drive property, signed in the second quarter of 2024, property cash flows from this property will be directed into lender-controlled restricted cash accounts through the maturity of the loan. For these two properties, the total restricted cash as of September 30, 2025 was $3.8 million.

Our short-term liquidity requirements primarily consist of operating expenses and other expenditures associated with our properties, distributions to our limited partners and distributions to our stockholders required to qualify for REIT status, capital expenditures and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations and reserves established from existing cash. We have further sources such as proceeds from our public offerings, including under our ATM Program, and borrowings under our mortgage loans and our Credit Facility.

Our long-term liquidity needs consist primarily of funds necessary for the repayment of debt at maturity, property acquisitions and non-recurring capital improvements. We expect to meet our long-term liquidity requirements with net cash from operations, long-term secured indebtedness and the issuance of equity and debt securities. We also may fund property acquisitions and non-recurring capital improvements using our Credit Facility pending longer term financing.

We believe we have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity securities. However, we cannot provide assurance that this is or will continue to be the case. Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, interest rates, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets is dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

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

Contractual Obligations and Other Long-Term Liabilities

The following table provides information with respect to our commitments as of September 30, 2025, including any guaranteed or minimum commitments under contractual obligations. The table does not reflect available debt extension options.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2025	2026-2027	2028-2029	More than 5 years
Principal payments on indebtedness	$399,970	$145,422	$146,925	$107,623	$—
Interest payments (1)	37,794	4,930	27,635	5,229	—
Tenant-related commitments	11,113	9,531	1,582	—	—
Lease obligations	2,001	74	483	346	1,098
Total	$450,878	$159,957	$176,625	$113,198	$1,098

(1)
Contracted interest on the floating rate borrowings under our Credit Facility was calculated based on the balance and interest rate at September 30, 2025. Contracted interest on our loans which we have applied interest rate swaps was calculated based on the swap fixing the SOFR component of the borrowing rates.

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

We currently consider our interest rate exposure to be moderate because as of September 30, 2025, approximately $285.0 million, or 71.2%, of our debt had fixed interest rates, or effectively fixed rates when factoring in interest rate swaps, and $115.0 million, or 28.8%, had variable interest rates. The interest rate swaps effectively fix the SOFR component of the borrowing rates until maturity of the debt. A 1% increase in SOFR would result in a $1.2 million increase to our annual interest costs on debt outstanding as of September 30, 2025 and would decrease the fair value of our outstanding debt, as well as increase interest costs associated with future debt issuances or borrowings under our Credit Facility. A 1% decrease in SOFR would result in a $1.2 million decrease to our annual interest costs on debt outstanding as of September 30, 2025 and would increase the fair value of our outstanding debt, as well as decrease interest costs associated with future debt issuances or borrowings under our Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. As of September 30, 2025, management does not believe that any such litigation will have a material adverse effect, individually or in the aggregate, on our financial position or results of operations.

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

The announcement and pendency of the Merger Agreement could have an adverse effect on our business, financial condition and results of operations.

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

Completion of the Merger remains subject to the satisfaction or waiver of certain conditions, including, among other things, (a) the absence of any law, injunction, judgment, order, decree or ruling restraining or prohibiting consummation of the Merger; (b) the receipt of certain third party consents; (c) the delivery of a written tax opinion to the effect that, as of December 31, 2014 until the Merger effective time, the Company has been organized and operated in accordance with the requirements for qualification and taxation as a REIT; and (d) no event of default that is incapable of being cured or capable of being cured but still continuing shall have occurred and be continuing under certain of the Company’s loan documents. Each party’s obligation to consummate the Merger is also subject to certain additional conditions, which include the accuracy of the other party’s representations and warranties (subject to materiality qualifiers) and the other party’s compliance with its covenants and obligations in all material respects (in each case, as contained and more fully described in the Merger Agreement).

We cannot provide assurance that these conditions to completing the Merger will be satisfied or waived, and accordingly, that our pending Merger will be completed on the timeline that we anticipate or at all. Failure to complete the Merger could negatively affect our stock price and our future business and financial results.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of the Company.

If the Merger is not completed, the ongoing business of City Office REIT, Inc. may be adversely affected and we will be subject to several risks without realizing any of the benefits of having the Merger completed, including the following:

•
the market price of our Common Stock could decline;
•
restrictions on the conduct of our business during the period between the day the Merger Agreement was executed and termination of the Merger Agreement may adversely affect our ability to execute certain business strategies;
•
we may experience negative reactions from the financial markets or from our tenants or employees;
•
we may be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement;
•
the focus of our management on the Merger instead of other opportunities could adversely affect our business;
•
if the Merger Agreement is terminated and our board of directors seeks another business combination, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that we have agreed to in the Merger Agreement; and
•
if the Merger is not completed, we may be required under certain circumstances to pay a termination.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement could have a material adverse impact on our business and our ability to consummate the transactions contemplated by the Merger Agreement.

Transactions like the Merger are frequently the subject of litigation or other legal proceedings, including actions alleging that either our board of directors breached their respective duties to their shareholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their shareholders or otherwise. Since entering into the Merger Agreement, the Company has received, to its knowledge, thirteen demand letters from purported stockholders of the Company (the “Demand Letters”). Further, two complaints have been filed by purported stockholders of the Company in the New York Supreme Court (the “Complaints”). The Complaints are captioned as Eric Johnson vs. City Office REIT, Inc., et. al (Case No. 655681/2025) and Andrew Thompson v. City Office REIT, Inc., et. al (Case No. 655671/2025). The Complaints each name the Company and the members of its board of directors as defendants. We believe that such litigation or proceedings are, and any future litigation or proceedings would be, without merit. If any additional litigation or other legal proceedings are brought against us or against our board in connection with the Merger Agreement, we will defend against it, but we might not be successful in doing so. It is possible that additional or similar demand letters may be received by the Company, or that complaints making similar allegations may be filed naming the Company, the members of its board of directors and/or any other parties to the Merger as defendants. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.3

Third Amendment, dated as of July 21, 2025 and effective as of August 15, 2025, to Amended and Restated Credit Agreement, by and among City Office REIT Operating Partnership, L.P., as borrower, City Office REIT, Inc. and certain of its subsidiaries, as guarantors, KeyBank National Association, as lender, agent and swing loan lender, the other lending institutions parties named therein, as lenders, and Keybanc Capital Markets, as sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 15, 2025).

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

CITY OFFICE REIT, INC.

Date: November 7, 2025	By:	/s/ James Farrar
James Farrar
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Anthony Maretic
Anthony Maretic
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)